Form 10-Q
period 1996-03-31
NATURAL MICROSYSTEMS CORP
filed 1996-05-15
CIK 915866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

            [  X  ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 1996

                          Commission File Number 0-23282


                        Natural MicroSystems Corporation
 ______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


                        Delaware              04-2814586
 ______________________________________________________________________________
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)            Identification Number)


                   8 Erie Drive, Natick, Massachusetts  01760
 ______________________________________________________________________________
              (Address of principal executive offices)  (Zip Code)


                                 (508) 650-1300
 ______________________________________________________________________________
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  [  X  ]     NO  [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,877,928 shares of Common Stock, $.01 par value, outstanding at April 30, 1996.

                   The Index to Exhibits appears on Page 10
                    Total Number of Pages with Exhibits: 12

                               TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                                   Page
                                                                                   ----
           Item 1.  Financial Statements and Notes
                            Consolidated Balance Sheets                              3
                            Consolidated Statements of Operations                    4
                            Consolidated Statements of Cash Flow                     5
                            Notes to Interim Consolidated Financial Statements     6 - 7

           Item 2.  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations          8 - 10

PART II    OTHER INFORMATION

           Item 6.          Exhibits and Reports on Form 8-K                        10

                        Natural MicroSystems Corporation
                          Consolidated Balance Sheets
                                  (Unaudited)
                   (In $000 except share and per share data)

                                                              December 31, 1995    March 31, 1996
                                                              -----------------    --------------
 ASSETS
 ------
Current assets:
     Cash and cash equivalents                                $      6,729         $     10,719
     Marketable securities                                             134               26,852
     Accounts receivable, net of allowance for uncollectible
     accounts of $648 and $623, respectively                        10,318               10,598
     Inventories                                                     3,704                4,538
     Prepaid expenses and other assets                               1,018                1,270
Deferred tax asset, net of valuation allowance                         541                  534
                                                              ------------         ------------
         Total current assets                                       22,444         $     54,511
                                                              ------------         ------------

Property and equipment, net of accumulated depreciation
   of $1,968 and $2,227, respectively                                2,190                2,542

License agreements, net of accumulated amortization
   of $197 and $251, respectively                                    1,343                1,329
Other assets                                                           223                  199
Deferred tax asset, net of valuation allowance                         328                  328
                                                              ------------         ------------
                                                              $     26,528         $     58,909
                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - -------------------------------------
Current liabilities:
      Bank line of credit                                                -                  221
      Accounts payable                                               4,293                5,506
      Other liabilities                                                215                  124
      Accrued expenses and other liabilities                         3,703                2,852
                                                              ------------         ------------
         Total current liabilities                                   8,211                8,703
                                                              ------------         ------------


Deferred tax liability                                                 132                    1
Capital leases obligations, less current portion                        11                    9
Long-term debt, less current portion                                    82                    -
Refundable advance                                                     347                  338


Commitments and contingencies:

Stockholders' equity:
      Preferred stock, 3,000,000 shares authorized, none issued

      Common stock;  $.01 par value;  15,000,000 authorized,
         3,545,317 and 4,855,498 issued and outstanding at
         December 31, 1995 and March 31, 1996                           35                   49
      Additional paid-in capital                                    20,067               51,384
      Accumulated deficit                                           (2,556)              (1,703)
      Other equity                                                      19                   19
      Foreign currency translation adjustment                          180                  109
                                                              ------------         ------------
            Total stockholders' equity                              17,745               49,858
                                                              ------------         ------------

Total liabilities & stockholders' equity                      $     26,528         $     58,909
                                                              ============         ============




      See accompanying notes to interim consolidated financial statements

                        Natural MicroSystems Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (In $000 except share and per share data)



                                                 Three Months Ended
                                                 ------------------
                                          March 31, 1995    March 31, 1996
                                          --------------    --------------
 Revenues                                 $      7,164      $     10,350
 Cost of revenues                                2,599             3,992
                                          ------------      ------------

 Gross profit                                    4,565             6,358

 Operating expenses:
    Selling, general and administrative          2,233             3,064

    Research and development                     1,412             2,089
                                          ------------      ------------
       Total operating expenses                  3,645             5,153
                                          ------------      ------------
 Operating income                                  920             1,205

    Gain on sale of marketable securities         -                    2
    Interest income                                 80                84

    Interest expense                                24                 8
                                          ------------      ------------
 Other income net                                   56                78
                                          ------------      ------------
 Income before income taxes                        976             1,283

    Income tax expense                             364               430
                                          ------------      ------------
 Net income                               $        612      $        853
                                          ============      ============


 Fully diluted:
    Net income per Common Share            $      0.17       $      0.20
                                          ============      ============

    Weighted average shares outstanding      3,692,539         4,360,159
                                          ============      ============

     See accompanying notes to interim consolidated financial statements.

                       Natural MicroSystems Corporation
                     Consolidated Statements of Cash Flow
                                  (Unaudited)
                   (in $000 except share and per share data)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                   1995           1996
                                                                                ---------       --------
Cash flow from operating activities:
  Net income                                                                    $      612      $     853
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                    167            301
      Gain on sale of marketable securities                                              -              2
      Deferred income taxes                                                             12           (131)
      Changes in assets and liabilities:
        Increase in accounts receivable                                             (1,261)          (280)
        Increase in inventories                                                       (191)          (834)
        Increase in prepaid expenses and other assets                                  (65)          (147)
        Decrease (increase) in income tax receivables                                  (18)             8
        Decrease in deferred tax asset                                                 100              6
        (Decrease) increase in accounts payable                                       (342)         1,215
        Decreased in accrued expenses and other liabilities                            (82)          (431)
                                                                                 ---------      ---------
Cash provided by (used in) operating activities                                     (1,068)           562
                                                                                 ---------      ---------
Cash flow from investing activities:
  Additions to property and equipment                                                 (277)          (728)
  Purchases of marketable securities                                                  (162)       (27,086)
  Proceeds from the sale of marketable securities                                      381            369
                                                                                 ---------      ---------
Cash used in investing activities                                                      (58)       (27,445)
                                                                                 ---------      ---------
Cash flow from financing activities:
  Payments on capital lease obligations                                                (53)            (2)
  Payments of dividends by acquired company                                           (260)             -
  Payments on long-term debt                                                             -           (380)
  Payments on refundable advances                                                        -            (10)
  Proceeds from long-term debt                                                         141            221
  Proceeds from bank line of credit                                                     76            221
  Proceeds from issuance of common stock related to the Company's
   follow-on offering (net of issuance costs)                                            -         30,269
  Proceeds from exercise of stock options                                               23             38
  Proceeds from exercise of warrants                                                     -            585
  Grant of non-statutory stock options                                                   4              5
                                                                                 ---------      ---------
Cash used in (provided by) financing activities                                        (69)        30,947
                                                                                 ---------      ---------

Effect of exchange rate changes on cash                                                171            (74)

Net increase (decrease) in cash and cash equivalents                                (1,024)         3,990

Cash and cash equivalents, beginning of period                                       7,753          6,729
                                                                                 ---------      ---------
Cash and cash equivalents, end of period                                          $  6,729      $  10,719
                                                                                 =========      =========

      See accompanying notes to interim consolidated financial statements

                       Natural MicroSystems Corporation
              Notes to Interim Consolidated Financial Statements


A.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1996 and the consolidated statements of operations and cash flow for the three month periods ending March 31, 1996 and 1995 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The operating results for the three month period ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1995.


B.  STOCKHOLDERS' EQUITY:
    (In $000)


                                                   Additional                  Foreign
                                    Common Stock     Paid In    Accumulated   Translation   Other
                                  Shares    Amount   Capital      Deficit     Adjustment    Equity   Total
                                ---------------------------------------------------------------------------------
Balance at December 31, 1995       3,542     $  35    $20,067     $ (2,556)    $     180    $   19  $ 17,745

Proceeds from issuance
of common stock, net of
issuance costs                     1,313        14     31,317                                         31,331

Net Income for three months
ended March 31, 1996                                                   853                               853

Foreign Translation Adjustment                                                       (71)                (71)
                                 -----------------    -------     --------     ---------    ------  --------
Balance at March 31, 1996          4,855     $  49    $51,384     $ (1,703)    $     109    $   19  $ 49,858
                                 =================    =======     ========     =========    ======  ========

By unanimous written consent dated as of January 29, 1996, the Company's Board of Directors authorized a follow-on offering of 1,240,000 shares of the Company's Common Stock. The proceeds from the follow-on offering were approximately $30.3 million after issuance costs.

C.  INDEBTEDNESS

At March 31, 1996, the Company had a $2.5 million bank line of credit through June 1996, all of which was available. Borrowings under the line of credit bear interest at the bank's prime rate plus .25%. The Company is subject to certain covenants such as maintaining certain profitability and equity levels and maintaining certain leverage and liquidity ratios. At March 31, 1996, the Company was in compliance with its debt covenants and no borrowings were outstanding under the line. The Company believes that the net proceeds from its 1996 follow-on public stock offering, cash flow from operations and funds available under the line of credit will be sufficient to fund operations for at least the next 24 months.

During 1995, the Company established a borrowing relationship with a bank for its European operations under which $221,000 was outstanding at March 31, 1996. The Company also secured a research and development funding grant from a branch of the French government in the amount of $338,000. In addition, the Company has received interest-free advances from the French government repayable from the proceeds of export sales from France, the balance of which advances at March 31, 1996 was $113,000.

D.  FULLY DILUTED INCOME PER COMMON SHARE

Fully diluted net income per common share is computed based upon the weighted average number of common shares outstanding using the treasury stock method.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

The results of operations for both first quarters of 1996 and 1995 include the results of VOX S. A. (VOX), which was acquired by the Company in November 1995 in a transaction accounted for as a pooling of interests. Prior thereto, VOX was a privately held firm.

Revenues

Revenues of $10.4 million for the three months ended March 31, 1996 ("1996"), increased 44.4% percent from $7.2 million for the three months ended March 31, 1995 ("1995"). The increase from 1995 to 1996 was primarily due to shipment of greater unit volume of AG and VOX products. AG products have supplanted and are expected to continue to supplant sales of VBX products for higher port count and more sophisticated applications.

Revenues from sales to customers located outside of North America accounted for 41.3% ($4.3 million) and 50% ($3.6 million) of revenues for 1996 and 1995, respectively. The dollar volume increase of 1996 over 1995 was due to continuing increases in unit sales primarily to customers in Europe and Asia. The percentage decrease in international sales from 1995 to 1996 was attributable to delays in ordering by certain European customers in 1996.

Cost of Revenues

Cost of revenues consists of costs associated with components, subcontracted manufacturing, labor and overhead of quality control, warehousing and shipping of the Company's products.

Cost of revenues increased to 38.5% of revenues in 1996 from 36.1% in 1995. The increase was primarily attributable to a change in the product mix and lower license revenues from a European customer, and an increase in lower margin system contract revenue.

Selling, General and Administrative

Selling, general and administrative expenses increased 40.9% to $3.1 million for 1996 from $2.2 million for 1995 and were 29.8% of total revenues for 1996 versus 30.5% in 1995. In addition to increased spending to support growth, the Company increased expenditures in marketing and technical support in 1996. The Company expects that its selling, general and administrative expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

Research and Development

Research and development expenditures increased 50% to $2.1 million for 1996 from $1.4 million for 1995, and were 20.2% of total revenues for 1996 versus 19.4% in 1995. These increases were primarily due to increased personnel and development project related costs for 1996. Research and development expenses decreased slightly in 1996 from the three months ended December 31, 1995 due to the conclusion of a major customer contract at the beginning of 1996. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

Other Income, Net

Other income, net for 1996 and 1995 was $78,000 and $56,000, respectively, reflecting net interest income and gains from the sale of marketable securities for both periods. The increase in net interest income was generated from proceeds of the Company's 1996 follow-on public stock offering. The Company expects net interest income to increase in future quarters from first quarter since the follow-on offering net proceeds will be available to earn interest for the full quarterly periods.

Income Tax Expense

Income tax expense of $430,000 and $364,000 for 1996 and 1995, respectively was based on an effective tax rate which differed from the U. S. federal statutory rate primarily due to state and foreign income taxes.

Operating and Net Income

As a result of the foregoing, operating income was $1.2 million and $920,000 for 1996 and 1995, respectively. Net income was $853,000 and $612,000 for the same periods, respectively.

Liquidity And Capital Resources:

Cash provided by (used in) operations in 1996 and 1995 was $562,000 and $(1.1) million, respectively. Cash was used in 1996 and 1995 to fund increases in accounts receivable and inventory to support increased revenue for both periods. In 1996 accounts payable and accrued expenses combined increased by $784,000 due to increases in inventory purchases to support increased revenue.

Cash used in investing activities for 1996 was $27.4 million versus $58,000 in 1995, primarily due to increased purchases of property and equipment, and in 1996 by net purchases of marketable securities, including investment of follow-on offering proceeds.

Cash provided by financing activities in 1996 was $30.9 million compared to cash used in financing activities in 1995 of $69,000. The increase in 1996 was due to proceeds from the Company's 1996 follow-on stock offering of approximately $30.3 million, net of costs of $2.4 million; and proceeds of $585,000 from the exercise of warrants.

Current assets at March 31, 1996 were $54.5 million, 143.3% more than current assets of $22.4 million at December 31, 1995, due primarily to cash provided from the Company's 1996 follow-on offering. Current liabilities at March 31, 1996 were $8.7 million, 6.1% more than current liabilities of $8.2 million at December 31, 1995.

For U. S. federal income tax purposes the Company has net operating loss carryforwards available to reduce future income of approximately $4.4 million at March 31, 1996. These carryforwards expire beginning in 2002. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $750,000 under Internal Revenue Code section 382.


Cautionary Statement

When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "the company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risk factors are set forth in Part I of the Company's annual report on Form 10-K for the year ended December 31, 1995. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


PART II - OTHER INFORMATION

ITEMS 1 - 5

      Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K.

      A.  Exhibits

               No. 11.1 - Statement of Computation of Earnings Per Share No. 27.1 - Financial Data Schedule

      B.  Reports on Form 8-K

               None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Natural MicroSystems Corporation



Dated: May 14, 1996            By:   /s/ Robert P. Schechter
                                   -------------------------------
                                     Robert P. Schechter
                                     President and Chief Executive Officer



Dated: May 14, 1996           By:    /s/ John F. Kennedy
                                 ----------------------------------
                                    John F. Kennedy
                                    Chief Financial Officer