Form 10-Q
period 1996-06-30
NATURAL MICROSYSTEMS CORP
filed 1996-08-14
CIK 915866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1996

                         Commission File Number 0-23282


                        Natural MicroSystems Corporation
             (Exact name of registrant as specified in its charter)


     Delaware                                                  04-2814586
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


                    8 Erie Drive, Natick, Massachusetts 01760
               (Address of principal executive offices) (Zip Code)


                                 (508) 650-1300
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [ X ]         NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,934,887 shares of Common Stock, $.01 par value, outstanding at July 31, 1996.

The Index to Exhibits appears on Page 14.

                               TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION
                                                                            Page

         Item 1.  Financial Statements and Notes
                     Consolidated Balance Sheets                              3
                     Consolidated Statements of Operations                    4
                     Consolidated Statements of Cash Flow                     5
                     Notes to Interim Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8


PART II  OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of Security Holders       11

          Item 6.  Exhibits and Reports on Form 8-K                          12

                        Natural MicroSystems Corporation
                           Consolidated Balance Sheets
                          (In $000 except share data)

                                                                                               December 31, 1995       June 30, 1996
                                                                                               -----------------       -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                       $  6,729            $ 18,214
     Marketable securities                                                                                134              15,121
     Accounts receivable, net of allowance for uncollectible
     accounts of $648 and $598, respectively                                                           10,318              11,626
     Inventories                                                                                        3,704               5,093
     Prepaid expenses and other assets                                                                  1,018               1,458
     Deferred tax asset, net of valuation allowance                                                       541                 531
                                                                                                     --------            --------
         Total current assets                                                                          22,444              52,043
                                                                                                     --------            --------

Property and equipment, net of accumulated depreciation
   of $1,968 and $2,495, respectively                                                                   2,190               3,098
License agreements, net of accumulated amortization
   of $197 and $292, respectively                                                                       1,197               1,182
Other assets                                                                                              369                 390
Excess of purchase price over net assets acquired                                                          --                 757
Deferred tax asset, net of valuation allowance                                                            328                 275
                                                                                                     --------            --------
                                                                                                     $ 26,528            $ 57,745
                                                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit                                                                                     --                 504
   Accounts payable                                                                                     4,293               4,470
   Other liabilities                                                                                      215                 218
   Accrued expenses and other liabilities                                                               3,703               3,943
                                                                                                     --------            --------
         Total current liabilities                                                                      8,211               9,135
                                                                                                     --------            --------

Deferred tax liability                                                                                    132                   1
Capital lease obligations, less current portion                                                           11                  --
Long-term debt, less current portion                                                                       82                  --
Refundable advance                                                                                        347                 328

Commitments and contingencies:

Stockholders' equity:
      Preferred stock, 3,000,000 shares authorized, none issued
      Common stock; $.01 par value; 15,000,000 authorized,
         3,545,317 and 4,934,887 issued and outstanding at
         December 31, 1995 and June 30, 1996                                                               35                  49
      Additional paid-in capital                                                                       20,067              52,929
      Accumulated deficit                                                                              (2,556)             (4,766)
      Other equity                                                                                         19                  19
      Foreign currency translation adjustment                                                             180                  50
                                                                                                     --------            --------
            Total stockholders' equity                                                                 17,745              48,281
                                                                                                     --------            --------
Total liabilities and stockholders' equity                                                           $ 26,528            $ 57,745
                                                                                                     ========            ========


          See accompanying notes to consolidated financial statements

                        Natural MicroSystems Corporation
                      Consolidated Statements of Operations
                    (In $000 except share and per share data)


                                                                  For the Three Months Ended            For the Six Months Ended
                                                                             June 30,                           June 30,
                                                                     1995              1996              1995               1996
                                                                 -----------       -----------        -----------       -----------
Revenues                                                         $     7,243       $    12,203        $    14,407       $    22,553

Cost of revenues                                                       2,646             4,723              5,245             8,715
                                                                 -----------       -----------        -----------       -----------

Gross profit                                                           4,597             7,480              9,162            13,838


Operating expenses:
   Selling, general and administrative                                 2,476             3,582              4,709             6,646
   Research and development                                            1,537             2,265              2,949             4,354
   Purchased in-process research and development                          --             4,426                 --             4,426
                                                                 -----------       -----------        -----------       -----------
      Total operating expenses                                         4,013            10,273              7,658            15,426
                                                                 -----------       -----------        -----------       -----------
Operating income (loss)                                                  584            (2,793)             1,504            (1,588)


   Gain on sale of marketable securities                                  --                --                 --                 2
   Interest income                                                        88               435                168               519
   Interest expense                                                        9                11                 33                19
                                                                 -----------       -----------        -----------       -----------
Other income (expense), net                                               79               424                135               502

                                                                 -----------       -----------        -----------       -----------
Income (loss) before income taxes                                        663            (2,369)             1,639            (1,086)


   Income tax expense                                                    235               694                599             1,124

                                                                 ===========       ===========        ===========       ===========
Net income (loss)                                                $       428       $    (3,063)       $     1,040       $    (2,210)

                                                                 ===========       ===========        ===========       ===========


Fully diluted:
   Net income (loss) per common share                            $      0.12       $     (0.63)       $      0.28       $     (0.50)

                                                                 ===========       ===========        ===========       ===========

   Weighted average shares outstanding                             3,694,805         4,887,151          3,670,685         4,424,675
                                                                 ===========       ===========        ===========       ===========


          See accompanying notes to consolidated financial statements

                        Natural MicroSystems Corporation
                      Consolidated Statements of Cash Flow
                                  (In $000)

                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                         1995                1996
                                                                                                       --------            --------

Cash flow from operating activities:
     Net income (loss)                                                                                 $  1,040            $ (2,210)

     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
          Depreciation and amortization                                                                     396                 558
          Purchased in process research & development                                                        --               4,426
          Deferred income taxes                                                                             128                (131)

          Changes in assets and liabilities:
            Increase in accounts receivable                                                              (1,241)             (1,186)
            Increase in inventories                                                                         (87)             (1,253)
            Increase in prepaid expenses and other assets                                                  (306)               (441)
            Decrease in income tax receivable                                                               122                  55
            Decrease in deferred tax asset                                                                   --                  62
            Increase (Decrease) in accounts payable                                                         214                 (85)
            Increase (Decrease) in accrued expenses and other liabilities                                   195                (759)

                                                                                                       --------            --------
Cash provided by (used in) operating activities                                                             461                (934)

                                                                                                       --------            --------

Cash flow from investing activities:
     Additions to property and equipment                                                                 (1,587)             (1,073)
     Purchases of marketable securities                                                                    (718)            (21,341)
     Proceeds from the sale of marketable securities                                                        942               6,354
     Purchase of PSR Systems, Inc. and Tek-Nique, Inc., net of
         cash acquired                                                                                       --              (3,232)

                                                                                                       --------            --------
Cash used in investing activities                                                                        (1,363)            (19,292)

                                                                                                       --------            --------

Cash flow from financing activities:
     Payments on capital lease obligations                                                                  (18)                (23)
     Payments of dividends by acquired company                                                             (248)                 --
     Payments on long-term debt                                                                              --                (159)
     Payments on refundable advances                                                                        138                 (19)
     Payment of bank line of credit                                                                         (28)                 --
     Proceeds from bank line of credit                                                                      400                 504
     Proceeds from issuance of common stock related to the Company's
      follow-on offering (net of issuance costs)                                                             --              30,114
     Proceeds from excercise of stock options                                                                37                 589
     Proceeds from excercise of warrants                                                                     --                 585
     Proceeds from isssuance of common stock under
         employee purchase plan                                                                             148                 241
     Grant of non-statutory stock options                                                                     9                   9
                                                                                                       --------            --------
Cash provided by financing activities                                                                       438              31,841
                                                                                                       --------            --------

Effect of exchange rate changes on cash                                                                      10                (130)


Net increase (decrease) in cash and cash equivalents                                                       (454)             11,485


Cash and cash equivalents, beginning of period                                                            7,707               6,729
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $  7,253            $ 18,214
                                                                                                       ========            ========


SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITITES:


    Issuance of common stock for purchase of PSR Systems, Inc. and
      Tek-Nique, Inc.                                                    $1,339
    Accrued acquisition expenses                                            784
    Assets and liabilities recognized upon acquisition of
      PSR Systems, Inc. and Tek-Nique, Inc.:
         Accounts receivable                                                122
         Inventory                                                          136
         Other current assets                                                74
         Property and equipment                                             409
         Purchased in process research and development                    4,426
         Goodwill                                                           757
         Notes payable                                                       55
         Accounts payable                                                   264
         Accrued expenses and other liabilities                             250

           See accompanying notes to consolidated financial statements

                        Natural MicroSystems Corporation
         Notes to Unaudited Interim Consolidated Financial Statements
                    (In $000 except share and per share data)

A.   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1996, the consolidated statements of cash flow for the six month periods ended June 30, 1996 and 1995, and the consolidated statement of operations for the three and six month periods ended June 30, 1996 and 1995 have been prepared by the Company and include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flow for all periods presented have been made. The operating results for the six month period ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1995.

B.   STOCKHOLDERS' EQUITY:
     (In $000)

                                                                                                 Foreign
                                             Common Stock        Additional                      Currency
                                          ------------------      Paid In     Accumulated      Translation    Other
                                          Shares      Amount      Capital       Deficit         Adjustment    Equity       Total
                                          ------      ------      -------       -------         ----------    ------       -----
Balance at December 31, 1995               3,545       $ 35      $  20,067      $ (2,556)       $   180        $ 19      $ 17,745

Issuance of common stock from follow
on offering, net of issuance costs         1,240         13         30,099                                                 30,112

Exercise of common stock purchase
warrants                                      50          1            585                                                    586

Issuance of common stock under
employee stock purchase plan                  12                       241                                                    241

Exercise of common stock options              47                       589                                                    589

Grant of non-statutory stock options                                     9                                                      9

Issuance of common stock
related to acquisition                        41                     1,339                                                  1,339

Foreign currency translation
adjustment                                                                                         (130)                     (130)

Net loss for six months
ended June 30, 1996                                                               (2,210)                                  (2,210)
                                           -----       ----      ---------      --------        -------        ----      --------
Balance at June 30, 1996                   4,935       $ 49      $  52,929      $ (4,766)       $    50        $ 19      $ 48,281
                                           =====       ====      =========      ========        =======        ====      ========

C.   INDEBTEDNESS

At June 30, 1996, the Company had a $2.5 million unused line of credit with a U.S. bank, against which the Company may borrow up to the lesser of $2.5 million or a formula limit based on the Company's accounts receivable. Borrowings under the line of credit are unsecured and bear interest at the bank's prime rate. The line of credit has an expiration date of June 3, 1997. Under the line of credit, the Company is subject to certain profitability and equity covenants and certain leverage and liquidity ratios. At June 30, 1996, the Company was in compliance with its debt covenants and no borrowings were outstanding under the line. The full amount of the line was available for borrowing. The Company has a line of credit with a European bank and had borrowings of $504,000 as of June 30, 1996.

D.   INCOME PER COMMON SHARE

Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding using the treasury stock method for common share equivalents. Common share equivalents are excluded when their effect is antidilutive.

E.   1993 STOCK OPTION PLAN

During March 1996, the Company's Board of Directors adopted an amendment to increase the maximum number of shares issuable under the 1993 Stock Option Plan from 490,000 to 730,000 shares. This amendment was approved by the Company's stockholders at the Annual Meeting of Stockholders on May 3, 1996.

F.   TEKnique ACQUISITION

On June 14, 1996, the Company acquired all of the outstanding shares of TEK-Nique, Inc. and an affiliate ("TEKnique") and paid $3.6 million in cash and issued 41,479 shares of its common stock. Costs associated with the transactions were $284,000 for a total purchase price of $5.7 million.

The acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to assets purchased and liabilities assumed based on the fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was $757,000 and was recorded as goodwill, which is being amortized over 7 years. The Company's consolidated financial statements include the accounts and operations of TEKnique for the period from the date of the acquisition to June 30, 1996. In connection with the acquisition $4.4 million of in-process research and development costs have been charged to expense in the three and six month periods ended June 30, 1996.

Additional consideration of $3.0 million, consisting of $2.5 million in cash and $500,000 in common stock, is payable based upon future product deliveries, revenue and operating results for periods before December 31, 1998. The contingent cash consideration is not included in the acquisition costs above, but will be recorded if and when the above requirements are met.

The total purchase price, in $000, was allocated as follows:

Working capital                                                           $   81
Property and equipment                                                       409
In-process research and development                                        4,426
Goodwill                                                                     757
                                                                          ------
Total                                                                     $5,673

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

The results of operations for the three and six months ended June 30, 1996 and 1995 include the results of VOX S. A. (VOX), which was acquired by the Company in November 1995 in a transaction accounted for as a pooling of interests. Prior thereto, VOX was a privately held firm. The results for the three and six months ended June 30, 1996 include the results of PSR Systems, Inc. and its affiliate Tek-Nique, Inc. ("TEKnique") from the date of acquisition, June 14, 1996. The acquisition of TEKnique has been accounted for as a purchase. Prior thereto, TEKnique was privately held.

Revenues

Revenues of $12.2 million for the three months ended June 30, 1996 increased 69.4% from revenues of $7.2 million for the three months ended June 30, 1995. Revenues of $22.6 million for the six months ended June 30, 1996, increased 56.9% from revenues of $14.4 million for six months ended June 30, 1995. The increases for both periods are primarily due to shipment of greater unit volume of AG products, as sales of such products continue to supplant sales of VBX products for higher density and more complex applications.

Revenues from customers located outside North America accounted for 28.9% of revenues for the three months ended June 30, 1996 compared to 43.4% for three months ended June 30, 1995. Revenues from customers located outside North America accounted for 34.6% of revenues for the six months ended June 30, 1996 versus 47.0% for the six months ended June 30, 1995. The decreases for both periods are due to lower revenues from the sale of AG products in Europe, less revenues from manufacturing licenses for VOX products in Europe and an increase in the growth rate of North American revenues.

Cost of Revenues

Cost of revenues consists of costs associated with components, subcontracted manufacturing, labor and overhead of quality control, warehousing and shipping of the Company's products.

Cost of revenues for the three months ended June 30, 1996 increased to 38.7% of revenues from 36.5% for the three months ended June 30, 1995. Cost of revenues for the six months ended June 30, 1996 increased to 38.6% of revenues from 36.4% for six months ended June 30, 1995. The increases in cost of revenues as a percent of revenues are attributable to lower manufacturing license revenue for VOX products, and an increase of lower margin sales to major OEM customers, partially offset by overall increased sales volume without a corresponding increase in manufacturing overhead.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 1996 increased 44.0% to $3.6 million from $2.5 million for the three months ended June 30, 1995, and were 29.4% and 34.2% of revenues for the respective periods. Selling, general and administrative expenses increased 41.1% to $6.6 million for six months ended June 30, 1996 from $4.7 million for the six months ended June 30, 1995, and were 29.5% and 32.7% of revenues, respectively. The dollar increase was due to costs associated with increased sales and administrative personnel as well as increased expenditures for marketing and international operations, including expenses in 1996 of a new international sales office located in Buenos Aires, which was opened late in the second quarter of 1996. The percentage decrease reflects the Company's increased sales volume in the three and six months ended June 30, 1996 with a less than corresponding increase in sales and administrative expenses. The Company expects its expenditures in sales and marketing, customer support and international operations to increase, but the amount of such increases may vary as a percentage of product revenues for future periods.

Research and Development

Research and development expenditures for the three months ended June 30, 1996 increased 47.4% to $2.3 million from $1.5 million for the three months ended June 30, 1995 and were 18.6% and 21.2% of revenues, respectively. Research and development expenditures for the six months ended June 30, 1996 increased 47.6% to $4.4 million from $2.9 million for the six months ended June 30, 1995 and were 19.3% and 20.5% of revenues for the respective periods. The dollar increases are primarily due to additional personnel and increased project development costs associated with the AG product line and associated software tools, implementation of mixed media extensions such as fax, text-to-speech recognition and speech recognition, VOX software development tools and a new generation of VOX's QUATTRO product line. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of future product revenues for future periods.

In-Process Research and Development

The acquisition of TEKnique was accounted for as a purchase and, accordingly, the purchase price has been allocated to assets purchased and liabilities assumed based on the fair values at the date of acquisition. In connection with the merger $4.4 million of in-process research and development costs were charged to expense in the three and six months ended June 30, 1996.

Other Income, Net

Other income, net was $424,000 and $79,000, for the three months ended June 30, 1996 and 1995 respectively. Other income, net was $502,000 and $135,000, for the six months ended June 30, 1996 and 1995, respectively. These increases reflected increased net interest income and gains from the sale of marketable securities for all periods. The increase in net interest income was generated from proceeds of the Company's 1996 follow-on stock offering.

Income Tax Expense

Income tax expense for the three months ended June 30, 1996 and 1995 was $694,000 and $235,000, respectively. Income tax expense for the six months ended June 30, 1996 and 1995 was $1.1 million and $599,000, respectively. Tax expenses are based on an effective tax rate which differed from the U. S. federal statutory rate primarily due to the effect of state and foreign income taxes. For income tax purposes, the charge associated with the write-off of in-process research and development is not deductible.

Operating and Net (Loss) Income

As a result of the foregoing, operating (loss) income for the three months ended June 30, 1996 and 1995 was ($2.8 million) and $584,000, respectively. Net (loss) income was ($3.1 million) and $428,000 for the same periods, respectively. Operating (loss) income for the six months ended June 30, 1996 and 1995 was ($1.6 million) and $1.5 million, respectively. Net (loss) income was ($2.2 million) and $1.0 million for the same periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash (used in) provided by operations for the six months ended June 30, 1996 and 1995 was $(934,000) and $461,000, respectively. Cash was used in operations for the six months ended June 30, 1996 due to increases in accounts receivable and inventory to support increased revenues and a reduction in accrued expenses. Cash was provided by operations for the six months ended June 30, 1995 from net income partially offset by increases in accounts receivable and inventory to support increased revenues.

Cash used in investing activities for the six months ended June 30, 1996 and 1995 was $19.3 and $1.4 million, respectively. During both periods, $1.1 and $1.5 million of property and equipment was purchased and transactions in marketable securities used $15.0 million in 1996 versus providing $224,000 in 1995. Cash of $3.2 million, net of cash acquired, was used as part of the purchase price of TEKnique. See Note F to Notes to Unaudited Interim Consolidated Financial Statements elsewhere herein.

Cash provided by financing activities for the six months ended June 30, 1996 and 1995 was $31.8 million and $438,000, respectively. The increase in 1996 is primarily due to the proceeds from the Company's follow-on stock offering of $31.1 million and exercise of common stock purchase warrants of $585,000.

Current assets at June 30, 1996 were $52.0 million, 132% greater than current assets of $22.4 million at December 31, 1995, due principally to proceeds from the Company's 1996 follow-on stock offering and increased accounts receivable and inventory necessary to support increased revenue. Current liabilities at June 30, 1996 were $9.1 million, 11.3% greater than current liabilities of $8.2 million at December 31, 1995, principally due to use of a bank line of credit in Europe and increased accounts payable, reflecting growth in operations.

For U. S. federal income tax purposes the Company has net operating loss carryforwards available to reduce future income of approximately $4.4 million at June 30, 1996. These carryforwards expire beginning in 2002. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $750,000 under Internal Revenue Code section 382. In addition, for
U. S. federal income tax purposes TEKnique has net operating loss carryforwards available to reduce future income of approximately $500,000 at June 30, 1996. These carryforwards expire beginning in 2011. Utilization of net operating loss carryforwards are subject to annual limitations of approximately $300,000 under Internal Revenue Code section 382 and will be available to reduce future taxable income of TEKnique only.

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

PART II - OTHER INFORMATION

ITEMS 1 - 3

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On May 3, 1996, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

1. Election of Zenas W. Hutcheson, III and Charles T. Foskett as directors, each for a three year term. The results of the voting were as follows:

                                                              Number of Shares
                                                              ----------------
                                                   For                 Against            Withheld Authority
                                                   ---                 -------            ------------------
           Zenas W. Hutcheson, III              3,547,170               1,900                   3,015
           Charles T. Foskett                   3,547,870                 0                     4,215

2. Approval of an amendment to the Company's 1993 Stock Option Plan (i) increasing the maximum number of shares issuable thereunder from 490,000 to 730,000 (ii) requiring the exercise price of the options granted thereunder to be at least the fair market value of the Common Stock on the date of grant and
(iii) limiting the rate at which options granted under the Plan may be exercisable to no more than 12.50% of the shares under options per quarter. The results of the voting were as follows:

                                                     Number of Shares
                                                     ----------------
           For                                           2,115,988
           Against                                         790,742
           Abstain                                           5,086
           Broker Non-Vote                                 640,269

3. Approval of an amendment to the Company's 1993 Non-Employee Directors Stock Option Plan (i) increasing the number of shares for which options shall be granted to newly elected non-employee directors from 5,000 to 7,500 and (ii) increasing the number of shares for which options shall be granted annually to incumbent non-employee directors from 1,000 to 2,500. The results of the voting were as follows:

                                                     Number of Shares
                                                     ----------------
           For                                           2,890,906
           Against                                         618,286
           Abstain                                           5,086
           Broker Non-Vote                                  37,807

4. Approval of an amendment to the Company's 1993 Employee Stock Purchase Plan
(i) to increase number of shares issuable thereunder from 50,000 to 100,000. The results of the voting were as follows:

                                                     Number of Shares
                                                     ----------------
           For                                           2,893,716
           Against                                          19,978
           Abstain                                           5,086
           Broker Non-Vote                                 633,305

5. Ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for 1996. The results of the voting were as follows:

                                                     Number of Shares
                                                     ----------------
           For                                           3,546,245
           Against                                           2,000
           Abstain                                           3,840

ITEM 5. Other Information.

         Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

          A.   Exhibits

              No. 2.1* - Merger Agreement and Plan of Reorganization dated as of June 14, 1996 among Natural MicroSystems
                             Corporation, NMS Acquisition Corp., Tek-Nique, Inc. and certain of the stockholders of Tek-Nique, Inc. dated as of June 14, 1996.

              No. 2.2* - Stock Purchase Agreement among Natural MicroSystems
                             Corporation and the stockholders of PSR Systems, Inc. dated as of June 14, 1996.

              No. 10.1  - Agreement for Electronic Manufacturing Service between
                             Registrant and Sanmina Corporation dated June 1,
                             1996

              No. 10.11 - Loan Modification Agreements dated May 17, 1996 and
                             June 4, 1996 Between Registrant and Silicon
                             Valley Bank

              No. 11.1  - Statement of Computation of Earnings Per Share

              No. 27.1  - Financial Data Schedule

              *  Filed with Form 8-K filed on June 28, 1996.

          B.   Reports on Form 8-K and Form 8-K/a

               The Company filed a report on Form 8-K on June 28, 1996 and a report on Form 8-K/a on August 12, 1996 both relating to its acquisition of TEKnique.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Natural MicroSystems Corporation




Dated: August 14, 1996            By       /s/ Robert P. Schechter
                                    ------------------------------
                                           Robert P. Schechter
                                           President and Chief Executive Officer




Dated: August 14, 1996            By       /s/ John F. Kennedy
                                    ----------------------------------
                                           John F. Kennedy
                                           Chief Financial Officer

                        Natural MicroSystems Corporation
                                  Exhibit Index





 2.1 Merger Agreement and Plan of Reorganization dated as of June 14, 19996 among Natural MicroSystems Corporation, NMS Acquisition Corp., Tek-Nique, Inc. and certain of the stockholders of Tek-Nique, Inc. dated as of June 14, 1996.

 2.2* Stock Purchase Agreement among Natural MicroSystems Corporation and the stockholders of PSR Systems, Inc. dated as of June 14, 1996.

10.1 Agreement for Electronic Manufacturing Service between Registrant and Sanmina Corporation dated June 1, 1996

10.11 Loan Modification Agreements dated May 17, 1996 and June 4, 1996 between Registrant and Silicon Valley Bank

11.1      Statement of Computation of Earnings Per Share

27.1      Financial Data Schedule

* Filed with Form 8-K filed on June 28, 1996.