Form 10-Q
period 1996-09-30
NATURAL MICROSYSTEMS CORP
filed 1996-11-14
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                 For Quarterly Period Ended September 30, 1996

                         Commission File Number 0-23282

                          NATURAL MICROSYSTEMS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                         04-2814586
         -------------------------------      ----------------------
         (State or other jurisdiction of                IRS Employer
         incorporation or organization)       Identification Number)


                      8 Erie Drive, Natick, Massachusetts 01760
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                (508) 650-1300
                             ---------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES [X]         NO [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,910,600 shares of Common Stock, $.01 par value, outstanding at October 31, 1996. During October, the Board of Directors of the Company declared a 2 for 1 stock split in the form of a stock dividend effective November 25, 1996, all share and per share data have been restated in these financial statements for all periods presented to reflect this split.

TABLE OF CONTENTS


PART 1  FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes                               Page


          Consolidated Balance Sheets                                   3
          Consolidated Statements of Operations                         4
          Consolidated Statements of Cash Flow                          5
          Notes to Interim Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9

PART 2  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              12

PART I  FINANCIAL INFORMATION

                        NATURAL MICROSYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (IN $000 EXCEPT SHARE AND PER SHARE DATA)

                                                                              December 31, 1995     September 30, 1996
                                                                              -----------------     ------------------
                                                                                                       (unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                                     $  6,729                 2,739
     Marketable securities                                                              134                29,047
     Accounts receivable, net of allowance for uncollectible
     accounts of $648 and $632, respectively                                         10,318                11,305
     Inventories                                                                      3,704                 5,355
     Prepaid expenses and other current assets                                        1,018                 2,115
     Deferred tax asset, net of valuation allowance                                     541                   556
                                                                                   --------              --------
         Total current assets                                                        22,444                51,117
                                                                                   --------              --------

Property and equipment, net of accumulated depreciation
   of $1,968 and $2,904, respectively                                                 2,190                 3,359
License agreements, net of accumulated amortization
   of $197 and $292 , respectively                                                    1,343                 1,724
Other assets                                                                            223                 1,188
Excess of purchase price over net assets acquired                                      --                     726
Deferred tax asset, net of valuation allowance                                          328                   252
                                                                                   ========              ========
                                                                                   $ 26,528                58,366
                                                                                   ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   4,293                 3,579
   Accrued expenses and other liabilities                                             3,918                 4,362
                                                                                   --------              --------
         Total current liabilities                                                    8,211                 7,941
                                                                                   --------              --------

Deferred tax liability                                                                  132                    --
Capital leases obligation, less current portion                                          11                    --
Long-term debt, less current portion                                                     82                    --
Refundable advance                                                                      347                   407

Commitments and contingencies:
Stockholders' equity:
      Preferred stock, 3,000,000 shares authorized, none issued
      Common stock;  $.01 par value;  15,000,000 authorized,
         7,090,634 and 9,882,702 issued and outstanding at
         December 31, 1995 and September 30, 1996                                        71                    99
      Additional paid-in capital                                                     20,031                52,939
      Accumulated deficit                                                            (2,556)               (3,095)
      Other equity                                                                       19                    19
      Foreign currency translation adjustment                                           180                    56
                                                                                   --------              --------
            Total stockholders' equity                                               17,745                50,018

                                                                                   ========              ========
Total liabilities and stockholders' equity                                         $ 26,528                58,366
                                                                                   ========              ========



 See accompanying notes to unaudited interim consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN $000 EXCEPT SHARE AND PER SHARE DATA)

                                                                    For the Three Months Ended         For the Nine Months Ended
                                                                          September 30,                     September 30,
                                                                       1995          1996                 1995          1996
                                                                    -----------   -----------         -----------   -----------
Revenues                                                            $     8,597   $    13,513         $    23,004   $    36,066

Cost of revenues                                                          2,961         4,543               8,206        13,258
                                                                    -----------   -----------         -----------   -----------
Gross profit                                                              5,636         8,970              14,798        22,808

Operating expenses:
   Selling, general and administrative                                    2,794         3,940               7,503        10,586
   Research and development                                               1,695         2,876               4,644         7,230
   Purchased in-process research and development                           --            --                  --           4,426
                                                                    -----------   -----------         -----------   -----------
      Total operating expenses                                            4,489         6,816              12,147        22,242
                                                                    -----------   -----------         -----------   -----------
Operating income                                                          1,147         2,154               2,651           566

   Gain on sale of marketable securities                                     20             1                  20             3
   Interest income                                                           96           412                 249           939
   Interest expense                                                           6            79                  24           106
                                                                    -----------   -----------         -----------   -----------
Other income (expense), net                                                 110           334                 245           836
                                                                    -----------   -----------         -----------   -----------
Income before income taxes                                                1,257         2,488               2,896         1,402

   Income tax expense                                                       459           817               1,058         1,941
                                                                    ===========   ===========         ===========   ===========
Net income (loss)                                                   $       798   $     1,671         $     1,838   $      (539)
                                                                    ===========   ===========         ===========   ===========

   Net income (loss) per Common Share                               $      0.10   $      0.16         $      0.24   $     (0.06)
                                                                    ===========   ===========         ===========   ===========
   Weighted average shares outstanding                                7,787,124    10,585,062           7,572,396     9,221,870
                                                                    ===========   ===========         ===========   ===========


 See accompanying notes to unaudited interim consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                   (IN $000)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                   1995        1996
                                                                                 --------    --------
Cash flow from operating activities:
     Net income (loss)                                                           $  1,838    $   (539)
     Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
          Depreciation and amortization                                               739       1,137
          Gain on sale of marketable securities                                       (20)         (3)
          Purchased in process research & development                                           4,426
          Deferred income taxes                                                       125         (71)
          Changes in assets and liabilities:
             Increase in accounts receivable                                       (1,497)       (865)
             Increase in inventories                                                 (366)     (1,515)
             Increase in prepaid expenses and other assets                           (360)     (1,052)
             (Increase) in deferred transaction costs                                (358)       --
             Decrease in income tax receivable                                        123          29
             Increase (decrease) in accounts payable                                  702        (978)
             Increase (decrease) in accrued expenses and other liabilities            529        (377)
                                                                                 --------    --------
Cash provided by operating activities                                               1,455         192
                                                                                 --------    --------

Cash flow from investing activities:
     Additions to property and equipment                                           (1,194)     (1,771)
     Addition to other long term assets                                            (1,101)       (628)
     Purchases of marketable securities                                              (938)    (48,723)
     Purchase of other assets                                                                    (813)
     Proceeds from the sale of marketable securities                                  990      19,807
     Purchase of PSR Systems, Inc. and Tek-Nique, Inc., net of
         cash acquired                                                                         (3,232)
                                                                                 --------    --------
Cash used in investing activities                                                  (2,243)    (35,360)
                                                                                 --------    --------

Cash flow from financing activities:
     Payments of capital lease obligation                                             (25)        (23)
     Payments of dividends by acquired company                                       (399)
     Payments on long-term debt                                                                  (159)
     Payment of bank line of credit                                                               (55)
     Payment on Gov't advances                                                                   (119)
     Payment of bank indebtedness                                                     (47)
     Proceeds from refundable advance                                                 140          60
     Proceeds of bank indebtedness                                                    202

     Proceeds from issuance of common stock related to the Company's
      follow-on offering (net of issuance costs)                                               30,113
     Proceeds from excercise of stock options                                          70         644
     Proceeds from excercise of warrants                                                          586
     Proceeds from isssuance of common stock under
         employee purchase plan                                                       148         241
     Grant of non-statutory stock options                                              14          14
                                                                                 --------    --------
Cash provided by financing activities                                                 103      31,302
                                                                                 --------    --------

Effect of exchange rate changes on cash                                                 1        (124)

Net decrease in cash and cash equivalents                                            (684)     (3,990)

Cash and cash equivalents, beginning of period                                      7,708       6,729
                                                                                 ========    ========
Cash and cash equivalents, end of period                                         $  7,024    $  2,739
                                                                                 ========    ========

                                                                                                                     (Continued)

                        NATURAL MICROSYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                  (UNAUDITED)
                                   (IN $000)

                                                                                 9 Months Ended
Schedule of Non-cash Financing and Investing Activities:                        September 30,1996

Issuance of common stock for purchase of PSR Systems, Inc.
and Tek-Nique, Inc.                                                                   $1,338

Accrued acquisition expenses                                                          $  784

Assets and liabilities recognized upon acquisition of PSR Systems, Inc.
and Tek-Nique, Inc.:

Accounts receivable                                                                   $  122

Inventory                                                                             $  136

Other current assets                                                                  $   74

Property and equipment                                                                $  409

Purchased in process research and development                                         $4,426

Goodwill                                                                              $  757

Notes payable                                                                         $   55

Accounts payable                                                                      $  264

Accrued expenses and other liabilities                                                $  250




 See accompanying notes to unaudited interim consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   (IN $000 EXCEPT SHARE AND PER SHARE DATA)

A.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1996, the consolidated statements of cash flow for the nine months ended September 30, 1996 and 1995, and the consolidated statement of operations for the three and nine months ended September 30, 1996 and 1995 have been prepared by the Company and include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flow for all periods presented have been made. The operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1995.

B.  STOCKHOLDERS' EQUITY
                                                              Additional                  Foreign
                                             Common Stock      Paid In    Accumulated   Translation   Other
                                             ------------
                                           Shares     Amount   Capital      Deficit      Adjustment   Equity    Total
                                           ------     ------   -------      -------      ----------   ------    -----
Balance at December 31, 1995                   7,090     $71     $20,031      $(2,556)        $ 180      $19   $17,745

Proceeds from issuance
of common stock related to the
Company's follow on offering,
(net of issuance costs)                        2,480      25      30,088                                        30,113

Exercise of common stock
purchase warrants                                100       1         585                                           586

Issuance of common stock under
employee stock purchase plan                      24                 241                                           241

Exercise of common stock options                 108       1         643                                           644

Grant of non-statutory stock options                                  14                                            14

Issuance of common stock related
related to acquisition                            82       1       1,337                                         1,338

Foreign Currency Translation Adjustment                                                        (124)              (124)

Net loss for nine months
ended September 30, 1996                                                         (539)                            (539)
                                          ----------- --------  ----------  -----------   -----------  ------  ---------
Balance at September 30, 1996                  9,884     $99     $52,939      $(3,095)        $  56      $19   $50,018
                                          =========== ========  ==========  ===========   ===========  ======  =========

During October, the Board of Directors of the Company declared a 2 for 1 stock split in the form of a stock dividend effective November 25, 1996. All share and per share data have been restated in these financial statements for all periods presented to reflect this split.

C.  INDEBTEDNESS
At September 30, 1996, the Company had a $2.5 million unused line of credit with a U.S. bank, against which the Company may borrow up to the lesser of $2.5 million or a formula limit based on the Company's accounts receivable. Borrowings under the line of credit are unsecured and bear interest at the bank's prime rate. The line of credit has an expiration date of June 3, 1997. Under the line of credit, the Company is subject to certain profitability and equity covenants and certain leverage and liquidity ratios. At September 30, 1996, the Company was in compliance with its debt covenants and no borrowings were outstanding under the line. The full amount of the line was available for borrowing. The Company has a $400,000 line of credit with a European bank. No borrowings against this line were outstanding as of September 30, 1996.

D.  NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding using the treasury stock method for common share equivalents. Common share equivalents are excluded when their effect is antidilutive.

E.  1993 STOCK OPTION PLAN
During March 1996, the Company's Board of Directors adopted an amendment to increase the maximum number of shares issuable under the 1993 Stock Option Plan from 980,000 TO 1,460,000 shares. This amendment was approved by the Company's stockholders at the Annual Meeting of Stockholders on May 3, 1996.

F.  TEKNIQUE ACQUISITION
On June 14, 1996, the Company acquired all of the outstanding shares of Tek-Nique, Inc. and an affiliate ("TEKnique") and paid $3.6 million in cash and issued 82,958 shares of its common stock. Costs associated with the transactions were $284,000 for a total purchase price of $5.7 million. The acquisition was accounted for as a purchase and accordingly, the purchase price has been allocated to assets purchased and liabilities assumed based on the fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was $757,000 and was recorded as goodwill, which is being amortized over 7 years. The Company's consolidated financial statements include the accounts and operations of TEKnique for the period from the date of the acquisition to September 30, 1996. In connection with the acquisition $4.4 million of in-process research and development costs have been charged to expense in the nine month period ended September 30, 1996.

Additional consideration of $3.0 million, consisting of $2.5 million in cash and $500,000 in common stock, is payable based upon future product deliveries, revenue and operating results for periods before December 31, 1998. The contingent cash consideration is not included in the acquisition costs above, but will be recorded if and when the above requirements are met.

The total purchase price, in $000, was allocated as follows:

Working capital                         $   81
Property and equipment                     409
In-process research and development      4,426
Goodwill                                   757
                                        ------
Total                                   $5,673
                                        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The results of operations for the three and nine months ended September 30, 1996 and 1995 include the results of VOX S. A. (VOX), which was acquired by the Company in November 1995 in a transaction accounted for as a pooling of interests. Prior thereto, VOX was a privately held firm. The results for the three and nine months ended September 30, 1996 include the results of Tek-Nique, Inc. and an affiliate ("TEKnique") from the date of acquisition, June 14, 1996. The acquisition of TEKnique has been accounted for as a purchase. Prior thereto, TEKnique was privately held.

Revenues

Revenues of $13.5 million for the three months ended September 30, 1996 increased 57% from revenues of $8.6 million for the three months ended September 30, 1995. Revenues of $36.1 million for the nine months ended September 30, 1996 increased 57% from revenues of $23.0 million for the nine months ended September 30, 1995. The increases for both periods are primarily due to shipment of greater unit volume of AG products and initial sales of data communications and intelligent network products obtained as part of the TEKnique acquisition.

Revenues from customers located outside North America accounted for 24% of revenues for the three months ended September 30, 1996 compared to 43% for three months ended September 30, 1995. Revenues from customers located outside North America accounted for 31% of revenues for the nine months ended September 30, 1996 versus 46% for the nine months ended September 30, 1995. The decreases for both periods are due to lower revenues from the sale of AG products in Europe, less revenues from manufacturing licenses for VOX products in Europe, and an increase in the growth rate of North American revenues.

Cost of Revenues

Cost of revenues consists of costs associated with components, subcontracted manufacturing, quality control, warehousing and shipping of the Company's products. Cost of revenues were 34% for both the three month periods ended September 30,1996 and 1995. Cost of revenues for the nine months ended September 30, 1996 increased to 37% of revenues from 36% for the nine months ended September 30, 1995. The increase in cost of revenues as a percent of revenues for the nine months ended September 30, 1996 is attributable to lower year to date manufacturing license revenues and increased sales to OEM customers at lower margins, partially offset by increased sales volume without a corresponding increase in manufacturing overhead.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 1996 increased 39% to $3.9 million from $2.8 million for the three months ended September 30, 1995, and were 29% and 33% of revenues for the respective periods. Selling, general and administrative expenses increased 41% to $10.6 million for the nine months ended September 30, 1996 from $7.5 million for the nine months ended September 30, 1995, and were 29% and 33% of revenues, respectively. The dollar increase was due to costs associated with increased sales and administrative personnel as well as increased expenditures for marketing and international operations, including expenses in 1996 of a new international sales office located in Buenos Aires, which was opened late in the second quarter of 1996. The percentage decrease reflects the Company's increased sales volume in the three and nine months ended September 30, 1996 with a less than corresponding increase in sales and administrative expenses. The Company expects its expenditures in sales and marketing, customer support and international operations to increase, but the amount of such increases may vary as a percentage of product revenues for future periods.

Research and Development

Research and development expenditures for the three months ended September 30, 1996 increased 71% to $2.9 million from $1.7 million for the three months ended September 30, 1995 and were 21% and 20% of revenues, respectively. Research and development expenditures for the nine months ended September 30, 1996 increased 57% to $7.2 million from $4.6 million for the nine months ended September 30, 1995 and were 20% of revenues for both periods. The dollar increases are primarily due to additional personnel and increased project development costs associated with the AG product line and associated software tools, implementation of mixed media extensions such as fax, text-to-speech and speech recognition, additional personnel associated with the TEKnique acquisition, and a new generation of VOX's QUATTRO product line. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of future product revenues for future periods.

In-Process Research and Development

The acquisition of TEKnique was accounted for as a purchase and, accordingly, the purchase price has been allocated to assets purchased and liabilities assumed based on the fair values at the date of acquisition. In connection with the acquisition $4.4 million of in-process research and development costs were charged to expense in the nine months ended September 30, 1996.

Other Income, Net

Other income, net was $334,000 and $110,000, for the three months ended September 30, 1996 and 1995 respectively. Other income, net was $836,000 and $245,000, for the nine months ended September 30, 1996 and 1995, respectively. These increases reflected increased net interest income and gains from the sale of marketable securities for all periods. The increase in net interest income was generated from proceeds of the Company's 1996 follow-on stock offering.

Income Tax Expense

Income tax expense for the three months ended September 30, 1996 and 1995 was $817,000 and $459,000, respectively. Income tax expense for the nine months ended September 30, 1996 and 1995 was $1.9 million and $1.1 million, respectively. Tax expenses are based on an effective tax rate which differed from the U. S. federal statutory rate primarily due to the effect of state and foreign income taxes. For income tax purposes, the charge associated with the write-off of in-process research and development is not deductible.

Operating and Net (Loss) Income

As a result of the foregoing, operating income for the three months ended September 30, 1996 and 1995 was $2.2 and $1.1 million, respectively. Net income was $1.7 million and $798,000 for the same periods, respectively. Operating income for the nine months ended September 30, 1996 and 1995 was $566,000 and $2.7 million, respectively. Net (loss) income was ($539,000) and $1.8 million for the same periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine months ended September 30, 1996 and 1995 was $192,000 and $1.5 million, respectively. Cash was provided by operations for the nine months ended September 30, 1996 due to depreciation and amortization charges, offsetting a net loss as a result of the in process research and development and increases in accounts receivables and prepaid expenses and other current assets. Cash was provided by operations for the nine month period ended September 30, 1995 from net income partially offset by increases in accounts receivable and inventory to support increased revenues.

Cash used in investing activities for the nine months ended September 30, 1996 and 1995 was $35.4 million and $2.2 million, respectively. During both periods, $1.7 million and $1.2 million of property and equipment was purchased and transactions in marketable securities used $48.7 million in 1996 versus $938,000 in 1995. Cash of $3.2 million, net of cash acquired, was used as part of the purchase price of

TEKnique. See Note F to Notes to Unaudited Interim Consolidated Financial Statements elsewhere herein.

Cash provided by financing activities for the nine months ended September 30, 1996 and 1995 was $31.3 million and $103,000, respectively. The increase in 1996 is primarily due to the proceeds from the Company's follow-on stock offering of $30.1 million and exercise of common stock purchase warrants of $586,000. Cash was used during the nine months ended September 30, 1996 to make payments on long term debt and repay government advances, which totaled $278,000.

Current assets at September 30, 1996 were $51.1 million, 128% greater than current assets of $22.4 million at December 31, 1995, due principally to proceeds from the Company's 1996 follow-on stock offering and increased accounts receivable and inventory necessary to support increased revenues. Current liabilities at September 30, 1996 were $7.9 million, 4% less than current liabilities of $8.2 million at December 31, 1995, principally due to reduced accounts payable and the repayment of the current portion of long term debt and a government advance.

As of September 30,1996, the Company entered into a lease for a new headquarters facility which it expects to occupy in the second quarter of 1997. The lease term is 15 years with annual rental of $892,500 in the initial year increasing to $1,440,000 in the last year of occupancy and requires payment of operating expenses and taxes. The Company expects to expend approximately $2.8 million between December 1, 1996 and the date of occupancy to complete the interior of the building.

For U. S. federal income tax purposes the Company has net operating loss carryforwards available to reduce future income of approximately $4.4 million at September 30, 1996. These carryforwards expire beginning in 2002. Utilization of these net operating loss carryforwards are subject to annual limitations of approximately $750,000 under Internal Revenue Code section 382. In addition, for U. S. federal income tax purposes, TEKnique has net operating loss carryforwards available to reduce future income of approximately $500,000 at September 30, 1996. These carryforwards expire beginning in 2011. Utilization of these net operating loss carryforwards are subject to annual limitations of approximately $300,000 under Internal Revenue Code section 382 and will be available to reduce future taxable income of TEKnique only.

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

ITEM 6. Exhibits and Reports on Form 8-K.

A.  Exhibits

        No. 10.20 - Lease agreement dated as of September 30, 1996 between
                    Registrant and NDNE 9/90 Crossing Limited Liability Company. No. 11.1 - Statement of Computation of Earnings Per Share
        No. 27.1  - Financial Data Schedule

B.  Reports on Form 8-K and form 8-K/A

        The Company filed a report on Form 8-K on June 28, 1996 and a report on Form 8-K/a on August 12, 1996 both relating to its acquisition of TEKnique.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Natural MicroSystems Corporation

Dated: November 14, 1996            By   /s/ Robert P. Schechter
                                    ----------------------------
                                    Robert P. Schechter
                                    President and Chief Executive Officer



Dated: November 14, 1996            By   /s/ John F. Kennedy
                                    ------------------------
                                    John F. Kennedy
                                    Chief Financial Officer