Form 10-K
period 1996-12-31
NATURAL MICROSYSTEMS CORP
filed 1997-03-31
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

                                    FORM 10K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
[NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1994
[NO FEE REQUIRED]

For the transition period from _________ to _________

                          Commission File No. 0-23282

                       NATURAL MICROSYSTEMS CORPORATION
                     ------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   04-2814586
             --------                                 ---------------
(State or other jurisdiction of incorporation        (I. R. S. employer
          or organization)                         identification number)

             8 Erie Drive
            Natick, Massachusetts                         01760
            ---------------------                         -----
   (Address of principal executive office)             (Zip code)

                         Registrant's telephone number,
                       including area code: 508-650-1300

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange
          Title of class                            on which registered
          --------------                            -------------------
   Common Stock, $.01 per share                   Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                                 ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10K or any amendment to this
FORM 10K.   [   ]

As of March 12, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $243 million, based on the closing price on such date of the registrant's Common Stock on The Nasdaq Stock Market. As of March 12, 1997, 10,265,560 shares of Common Stock, $.01 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of (i) the registrant's Annual Report for the fiscal year ended December 31, 1996 are incorporated into Parts II and IV of this FORM 10K and
(ii) the registrant's Proxy Statement relating to the 1996 Annual Meeting of Stockholders of the registrant are incorporated into Part III of this FORM 10K.

                            EXHIBIT INDEX ON PAGE 24

THE FOLLOWING ARE TRADEMARKS AND TRADENAMES OF THE COMPANY INDICATED.
AG, AGAccess, AG-Real Time, CTAccess, Distributed CTAccess, Diva, FMIC, Fusion, ME Library, ME/2, ME/X, Multi-Line, Multi-Line Engine Library Series, NaturalFax, NaturalMedia, NaturalPlatforms, NaturalRecognition, NaturalText, Open Telecommunications, SwitchPath, Telephony Services Architecture, TSA, TX, and VBX are trademarks, Alliance Generation and Watson are registered trademarks and Natural MicroSystems is a trade name of the registrant. Multi-Vendor Integration Protocol and MVIP are trademarks of GO-MVIP, Inc. T-VOX, VOX-PCT2, VOX-PCMIC, and SR-VOX are trademarks of, and VOX is a trade name of, VOX S. A., a wholly owned subsidiary of the registrant. This Form 10K also includes references to trademarks and trade names of companies other than the registrant, including OS/2(R), TouchTone(R), UNIX(R), and WindowsNT(R).

This Form 10K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 1, "Business - Cautionary Statement" and "Business - Risk Factors", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.
         ---------

Overview

Natural MicroSystems Corporation (the Company) designs, manufactures and markets integrated hardware and software products which enable its customers to develop and implement high value telecommunications and computer telephony applications and systems based on open, standards-based, client-server architectures, collectively referred to as Open Telecommunications. Use of the Company's products permits the direct interaction of such applications and systems with the public switched telephone networks (PSTN) and public or private data networks (e. g. the Internet), both domestically and internationally, and with end-users' internal telephone and data processing systems. The principal functions provided by the Company's products include connection to and monitoring of the PSTN and data networks, call switching, call control, recognition and generation of TouchTone signals, digital encoding and decoding of voice (store and forward and real-time), integration of mixed media resources (facsimile, speech recognition and text-to-speech), access to computer-based information, gateways and protocols to data networks including TCP/IP, PPP, SNA, X.25, SS7, and the codification, framing and transfer of circuit switched information over packet switched networks.

The Company's customers are primarily original equipment manufacturers (OEMs), value added resellers (VARs), independent software vendors (ISVs), and systems integrators, which incorporate enhanced telephony services in a wide variety of applications and systems; telephony service providers, which offer services to commercial or other end-users; and international distributors. These customers, utilizing the Company's enabling technology products, have developed numerous applications and systems which automate tasks, enhance productivity, reduce costs and improve customer service. Such applications and systems are generally in the areas of voice messaging, automated attendant, interactive voice response
(IVR), specialized switching, call centers and computer telephony integration, enhanced network services, call and data recording, voice-facsimile, wireless infrastructure, Internet telephony, intelligent network (IN) and data integration on local-area and wide-area networks (LANs and WANs). Specific examples of these applications are telephone banking, medical alert and prescription services, hotel and hospital information systems, transaction card authorization, telemarketing, help desks, school bulletin boards, long distance least-cost routing and bypass, cellular and other wireless switching services, security monitoring, and automated operator services.

The Company believes it has been and continues to be a technology leader in Open Telecommunications. It pioneered the use of digital signal processing chips
(DSPs) for PC-based computer telephony applications with its Watson product, which was introduced in 1984. DSPs provide the processing power required for signal computing algorithms used for voice encoding and decoding including compression and for maintaining high quality tone detection, call management, speech recognition and other mixed media applications, while minimizing diversion of the host computer's processing resources. In 1993, based on its long experience in using DSPs in combination with its own proprietary algorithms, the Company introduced the Alliance Generation (AG) product line, which the Company believes is the most powerful, fully-featured, PC-based enabling technology currently available. The AG product line is fully compatible with Multi-Vendor Integration Protocol (MVIP), a widely-adopted standard for interoperability and switching among telephony resources, which was introduced by the Company in 1990 with the support of other industry participants. See "Standards". The Company's Telephony Services Architecture (TSA) provides a framework in which cost-effective Open Telecommunications products can form the basis for high value applications and systems, which the Company believes are characterized by one or more of the following attributes:

               High capacity and performance
               Sophisticated software-based switching capabilities Mixed media support
               Global network interconnection
               Support for different programming models and platforms Open architecture support

TSA is designed to be open, standards-based, layered, operating system-independent, modular and scaleable. It encompasses telephony hardware, software and media extension products which build upon the structure of the Company's AG product line. It is comprised of DSP platforms which provide the developer with algorithm processing capabilities, software-based switching, and telephone system protocol interfaces (NaturalPlatforms); media extension software which allows developers to use facsimile processing, speech recognition and text-to-speech capabilities (NaturalMedia); and software applications programming interfaces (APIs) and development tools (NaturalAccess). See "Products".

In November 1995, the Company acquired VOX S. A. and an affiliate (VOX), one of two significant European-based suppliers of computer telephony enabling technology products. VOX's customers include some of Europe's leading telecommunications manufacturers and service providers, including Alcatel Business Systems and France Telecom.

In June 1996, the Company acquired Tek-Nique, Inc. and an affiliate (TEKnique), a supplier of enabling technology products for the IN and data communication networks. TEKnique's customers include Transaction Network Systems, Tellabs Wireless, and California Microwave.

The Open Telecommunications Market
The first systems which integrated telephony and computer functions to produce computer telephony applications were introduced in the early 1980s. They were used primarily by Fortune 500 companies for applications such as voice messaging, automated attendant. These early systems used proprietary hardware and software. With the increased performance capabilities and general acceptance of PCs, two trends began to emerge. The first was a shift from proprietary hardware to open, standards-based PC architectures, making such applications significantly more cost-effective. The second was a shift from central office or centralized computing environments to distributed or client-server computing architectures. As a result of these trends, application developers have been able to bring their products to market more quickly and at lower cost, which has increased the overall demand for Open Telecommunications products and services.

The market for Open Telecommunications systems has grown substantially since it began in the 1980s. In addition to voice messaging/automated attendant, interactive voice response, and call centers, the market has expanded to include applications such as call recording and logging, unified messaging, personal number services, prepaid calling card systems, international call-back, facsimile-based systems and Internet telephony. These applications are also increasingly being developed for wireless environments and other service provider networks. Based upon recent industry surveys of the traditional computer telephony markets in North America and Europe, the Company estimates these combined markets to be in excess of $7.0 billion annually at the end-user level. Based on these surveys, the Company believes that by 1998 these markets will increase to more than $12.0 billion at the end-user level. The Company further believes that the Latin American and Asia/Pacific markets will account for substantial additional growth.

The market for Open Telecommunications systems and applications has been extended from single media (voice) to mixed media applications and systems, where voice is integrated with facsimile, speech recognition, text-to-speech and/or data. The market has also been extended by the development of digital and analog wireless and radio telephony networks, and by the spread of data or packet switched networks (Internet Protocol or IP networks) with voice or circuit switched networks, and by the emerging interest of traditional computer software suppliers such as Microsoft Corporation and Novell, Inc. as they incorporate telephony functions into their products.

The Company is focused on enabling technology which underlies the entire Open Telecommunications applications and systems market. This enabling technology segment may be further divided between open, standards-based commercially available products of the type offered by the Company and proprietary enabling components used by some application developers. There is a continuing trend among developers which use proprietary enabling components to shift to commercially available enabling technology products rather than continuing to update their proprietary components. The Company believes the enabling technology market will experience strong growth due to the expansion of the overall Open Telecommunications market and the continuing shift from proprietary components to open, standards-based enabling technology products.

Strategy
The Company's strategy is to expand its business by concentrating product development and marketing efforts in market segments worldwide which are characterized by high value applications and systems. The Company will concentrate its marketing efforts on new entrants to these segments and on specific potential customers currently using their own proprietary components or products of the Company's competitors.

The Company's strategy requires that it offer a broad range of enabling technology products not only for applications and systems in the traditional computer telephony markets but also for the emerging markets in PC-based or open infrastructure, Internet telephony, and mixed media. Rather than attempting to develop all such enabling technologies with its own resources, the Company designs its products based on interoperability and open standards, including MVIP and others provided by the Enterprise Computer Telephony Forum (ECTF), International Telecommunications Union (ITU), etc. In addition, the Company pursues development, supply and licensing arrangements with companies which have developed complementary technologies. See "Products" and "Standards".

The following are key features of the Company's strategy:

Focus on High Value Applications and Systems
The Company's objective is to provide its customers with a broad range of technology tools that will enable them to build applications and systems with the following characteristics:

               High capacity and high performance solutions, enabling customers to develop highly cost-effective applications and systems to accommodate large numbers of telephone lines in a single

               P.C. slot, in a single computer chassis or through networked or multi-chassis systems.

               Sophisticated software-based switching, providing developers the ability to easily and automatically route signals to and effectively utilize the appropriate system resources.

               Mixed media support, enabling developers to build complex applications and systems incorporating different media types such as voice, facsimile, speech recognition, text-to-speech, and data.

               Global network interconnection, allowing developers to integrate their applications and systems into a wide variety of public and private telephone and data networks using products capable of functioning with various signaling protocols approved for use in numerous countries.

               Support for different programming models and platforms, allowing developers to build applications and systems utilizing existing development skills and tools. The Company's product lines are also designed to support multiple operating systems.

               Support for open architectures, allowing developers to utilize products or components from multiple vendors, thereby reducing development time and obtaining the advantages of advances made in complementary technologies.

Pursue High Growth Markets
The Company is focusing its marketing and business development efforts in areas where significant growth opportunities exist. These include:

               Traditional computer telephony systems and applications. This market accounts for the majority of the Company's current revenues. The Company believes the transition of computer telephony applications (such as messaging, IVR, and call centers) from proprietary to open represents high growth opportunities. The Company actively pursues new entrants into these segments and prospects considering moving to open architectures or from proprietary systems and from competing vendors' products.

               Computer telephony in the network. Systems and applications which are part of a service provider's network.

               Wireless Infrastructure. The Company's products are used by a number of customers developing next generation wireless networks for mobility, "in-building" or campus networks, and wireless local loop applications. The Company's products are used for routing and switching, transcoding of signals, and computer telephony applications and systems in wireless environments.

               The integration of circuit switched and packet switched networks (Internet telephony). IP (Internet Protocol) networks are redefining telephony applications and services. The Company's products offer a scaleable platform for customers developing applications such as long distance replacement, world wide web/call center integration and unified messaging over the Internet or other private IP networks. In addition, data applications and the LANs and WANs which support them are being integrated with telephone networks, as corporate customers seek to expand their connectivity with vendors, customers and other business partners, including through the Internet and other inter-networking technologies. The Company will seek to capitalize on future growth opportunities in this area.

Leverage Distribution Partners
The Company provides scaleable, open, modular enabling technology products to a broad network of OEMs, VARs, ISVs, systems integrators and telephony service providers for incorporation into the products and services they deliver to end-users. The Company believes this multi-channel distribution strategy leverages the significant development, marketing, and distribution expertise of its customers. The Company intends to expand this network with aggressive investment in training, communications, and marketing programs.

Exploit International Opportunities
International markets present important opportunities due to their high growth rates, overall size, and because many of the Company's customers distribute their products globally. The Company aggressively pursues expansion to new geographic markets, frequently partnering with local distributors. In 1995, the Company acquired VOX, significantly increasing the Company's presence in Europe. The Company uses its technological expertise, open architecture, and familiarity with international regulatory requirements to obtain the approvals required for use of its products in principal foreign markets. As of the date hereof, the Company's products have been incorporated into products sold to end-users in approximately 40 countries around the world.

Products
The Company's products are integrated hardware and resident software, mixed media extensions, development tools, and communication protocols which enable its customers to develop and implement Open Telecommunications applications and systems. The Company's integrated hardware and software products use DSPs combined with proprietary and third party algorithms and proprietary control software to optimize computing power. The products are based upon open architectures and industry standards such as MVIP, the ISA bus (during 1997 the Company expects to introduce PCI bus products) and the WindowsNT operating system, certain UNIX and OS/2 operating systems. The products are interoperable and scaleable, permitting physical expansion of telephone line capacity without software modification. The combination of high computing power and open, standards-based and scaleable features enables developers to efficiently produce applications with high quality speech and other high performance functions. The Company's platform products consist of printed circuit boards containing DSPs, analog or digital telephone network interfaces, memory, DSP algorithms, communications protocols, and other software.

Telephony Services Architecture (TSA), the Company's overall product architecture, is open, standards-based, layered, operating system-independent, modular and scaleable. The Company believes TSA saves developers time and effort when developing sophisticated applications and systems. The elements of TSA include: the Company's integrated hardware and software platforms which are referred to collectively as NaturalPlatforms; mixed media extensions for facsimile, speech recognition and text-to-speech, referred to collectively as NaturalMedia and including NaturalFax, NaturalRecognition and NaturalText; and a software product line called NaturalAccess, an API for telephony applications. The relationship between various elements of TSA are shown in the following illustration.

                        TELEPHONY SERVICES ARCHITECTURE

Product Families                  Functions                    Key Products
-----------------------------------------------------------------------------------

NaturalAccess                  ~ Application Programming       ~ AGAccess
Software Development             Interfaces                    ~ CTAccess
Environments                   ~ Development Tools
                               ~ Switching Software
                               ~ Libraries
-----------------------------------------------------------------------------------
NaturalMedia                   ~ Facsimile                     ~ NaturalFax
Mixed Media Extensions         ~ Speech Recognition            ~ NaturalRecognition
                               ~ Text-to-Speech                ~ NaturalText
-----------------------------------------------------------------------------------
NaturalPlatforms              ~  Digital Signal Processing     ~ AG T1/E1

DSP Hardware & Software       ~ Switching                      ~ TX-2000/3000
                              ~ Network Interface              ~ AGConnect
                              ~ IP network routing             ~ QUATTRO-VOX
-----------------------------------------------------------------------------------

NaturalPlatforms
NaturalPlatforms are integrated hardware and software products with DSP resources, telephone network interface technology, and a software-based switching fabric. The principal product line within NaturalPlatforms is the AG family.

The Alliance Generation
Introduced in 1993, the AG family consists of 10 full-function configurations, including 4 platform or "mother" boards. Each AG mother board includes connectors for a "daughter" board which either expands the number of ports or adds mixed media functionality. AG platforms use powerful DSPs characterized by the capacity to process multiple tasks, including dynamic allocation of ports, on each DSP. Each AG product includes an Intel x86 family co-processor which controls the assignment of DSP functions and minimizes diversion of the host processor. AG products which do not include on-board telephone network interfaces are deployed with analog or digital network interface cards. All AG products include an MVIP interface which provides a switching fabric and the capability to inter-operate with third party MVIP compliant products.

The AG-8 provides call processing for up to eight analog network interfaces and, as is the case with all AG mother board products, a single chip implementation of the MVIP circuit called the Flexible MVIP Interface Circuit (FMIC). The list price for an AG-8 is $2,495. The AG-T1/E1 provides T1 (24 port) or E1 (30 port) service and is configured with an on-board digital network interface, thus saving one board slot for T1 or E1 service at a list price of $5,995 for T1 and $6,495 plus a $750 protocol runtime license for E1. Using a combination of an AG-24/30 mother board and a daughter board, the Company offers dual T1 and dual E1 configurations at list prices of $11,200 and $12,850 (plus a $1,500 protocol runtime license for E1), respectively, each utilizing only two slots in the host PC chassis.

The Company offers a series of daughter boards in the AG product line. The DB-51 serves either to increase the number of ports on AG platforms or to provide increased processing power for other third party algorithms. The AG-Real Time allows up to 24 lines of transcoding of wireless signals or real-time compression of voice for packetizing for transport to an IP router for Internet telephony applications on a low latency board. The Diva I and II daughter boards, mixed media extension enabling platforms, provide the means to implement high capacity speech recognition and text-to-speech capabilities by providing additional DSP resources in AG products. These capabilities are currently being implemented on the Diva under licenses granted by Voice Control Systems, Inc. (speech recognition) and Centigram Communications Corporation (text-to-speech). The DB-51, the AG-Real Time and the Diva I and II have list prices of $3,100, $8,995, $2,500 and $2,500, respectively.

Network Interfaces
Additional products within the NaturalPlatforms product family include analog line and station interface boards (AGConnect) for between six and 24 lines with list prices ranging from $1,850 to $4,195. The Company has implemented the MVIP multi-chassis standard on its own MC-1 platform for multi-chassis switching with a list price of $1,795. The MC-1 platform also has a development kit for implementation of the MVIP multi-chassis standard with a list price of $3,495.

NaturalMedia Extensions
To support mixed media applications, the Company provides facsimile, speech recognition and text-to-speech conversion technologies through integration of the following NaturalMedia extension products with NaturalPlatforms:

               NaturalFax
               NaturalFax is a software-only extension to the Company's platforms. Applications include fax-back order confirmation, inquiry response and facsimile broadcasting. NaturalFax lists at $250 per port for VBX platforms and $375 for AG platforms.

               NaturalRecognition
               NaturalRecognition is a software extension to the AG platform line which is implemented on the Diva daughter board pursuant to a license granted by Voice Control Systems, Inc. Applications using this technology provide, among other things, speaker identification and an alternative to TouchTone input. NaturalRecognition has a list price of $850 per port.

               NaturalText
               NaturalText is a software extension to the AG platform line offered by the Company which is implemented on the Diva Daughter Boards pursuant to a license granted by Centigram Communications Corporation. Applications include telephone access to e-mail, stored facsimile messages, or other data. The Company offers NaturalText at a list price of $875 per port.

NaturalAccess Software
The Company offers and is developing a variety of software APIs and development tools to facilitate the development of open telecommunications systems and applications. These tools allow developers, working with common programming languages and different programming models, independent of host platforms and operating systems, to incorporate computer telephony functionality without writing low-level code. The TSA elements in this layer are:

               AGAccess
               AGAccess, is a platform level software development tool set for applications and systems using AG products. It is comprised of APIs, software libraries and device drivers which when used with AG products frees application developers from the task of incorporating platform and telephone network control from the host processor and application software. AGAccess supports multiple programming models and is available in WindowsNT, certain UNIX and OS/2 versions. AGAccess development kits are available at a list price of $1,195 and run-time licenses are available at a list price of $225 per platform.

               CTAccess
               CTAccess, which is currently in beta test, is an advanced development kit that includes AGAccess plus interfaces to other platforms, MVIP switching and mixed media extensions. CTAccess is a layered development toolkit for OEMs, VARs and systems integrators that build applications and systems using media other than that available on AG products and third party APIs. CTAccess development kits are available at a list price of $1,995 and run-time licenses are available at a list price of $225 per platform.

TX2000/3000 Platforms
The TX2000/3000 are hardware platforms for data communications and networking applications with a number of protocols, including SS7, X.25, TCP/IP and SNA. The TX2000/3000 are MVIP compliant, require a single slot, and configurable network interface protocols including dual T1/E1, Ethernet, and V.24 and V.35. The TX2000/3000 is available at list prices of $2,375 to $8,450 dependent on configuration and protocol selected.

Fusion
The Company believes that the Fusion platform, introduced in December of 1996, is the first enabling technology product for IP telephony also referred to as "voice over the Internet". Fusion provides developers with the scaleability, openness and programmability required for building server-based Internet telephony applications. Fusion is MVIP compliant and comprised of a set of integrated hardware and software platforms with a Windows-NT based set of APIs. Fusion is comprised of three existing products - the AG-T1/E1 or AG-8, an AG-Real Time, and the TX2000/3000.

Since each of Fusion's components contain on board processors, the host PC
processor is freed up to run IP telephony applications.   Using Fusion's AG-Real
Time, compressed speech does not use host PC resources, including memory, CPU or communications bus, reducing latency. Additionally, Fusion is programmable allowing it to be updated to support emerging industry software standards for Internet telephony without a requirement to change hardware.

Other Platform and Software Products
Other products of the Company which are compatible with, but not designated as being within, TSA, include the following:

VBX Platforms
The first multi-line VBX product was introduced in 1989. VBX products utilize one DSP per port for both signal processing and call control functionality and are available from one port (VBX 100) to twelve ports (VBX-1200) at list prices from $385 to $3,495. AG products outperform VBX products for some applications, especially in higher capacity (8 or more ports) and mixed media applications. The Company believes, however, that VBX products remain competitive for applications requiring one to four ports and there are a significant number of developers who have developed applications and tool-sets which use VBX products.

ME Library Software & Switchpath
The Company's original software development tool set is the Multi-Line Engine Library Series (ME Library), available for both OS/2 and multiple versions of UNIX under the names ME/2 and ME/X, respectively. For applications which require switching functionality under ME/2 and ME/X, the Company has developed a switching software package, SwitchPath, which can utilize any MVIP-compliant interface to switch calls between media resources and between network interfaces without additional hardware. SwitchPath has a list price of $3,000. The Company provides software development kits and charges run-time fees on a per product and per platform basis, ME/2 and ME/X development kits are available at a list price of $1,195 and ME run-time licenses are listed at $225 per platform.

The VOX Product Line
The VOX product line is compatible and complementary with the AG product line. Common characteristics include the use of DSPs, open standards-based architecture, interoperability, MVIP compliance and scaleability. VOX products complement the Company's product lines by offering cost-effective implementations of one, two and four port capacities.

The VOX line includes several voice platforms, each with basic call processing capability, and each available in one, two, four, eight and sixteen port versions (e.g., four port QUATTRO-VOX). SR-VOX is a platform for supporting four analog telephone network interfaces combined with speaker independent speech recognition software, echo-cancellation and word spotting functionality. T-VOX is a voice processing platform with E1 connectivity with the ability to support up to 60 lines of switching. VOX-PCT2 and VOX-PCMIC are network interface cards connecting primary rate access lines to an MVIP switch fabric. VOX-PCT2 supports E1 using ISDN signaling and channel associated signaling, on a PSTN. VOX-PCT2 and VOX-PCMIC are MVIP compatible and fully support MVIP switching. List prices for SR-VOX, VOX-PCT2 and VOX-PCMIC are $8,000, $5,300, $4,047 and $4,672, respectively.

All of the Company's products, including VOX products, are discounted for volume purchases. Prices for all VOX products set forth above have been converted from French francs to United States dollars based on current exchange rates.

Standards
The Company develops its products to support industry standards such as MVIP, ISA and PCI buses, protocols approved by the ITU and American National Standards Institute (ANSI), and application programming interfaces such as Telephony Application Programmer Interface (TAPI) from Microsoft Corporation and ECTF.
The Company was one of the original promoters of MVIP, a widely-adopted standard for interoperability and switching among computer telephony resources, including network line interfaces, voice, facsimile, speech recognition, text-to-speech, video and data.

Customers and Applications
In support of its standards work, the Company participates in GO-MVIP, the ECTF, the Asynchronous Transfer Mode Forum, Asymmetric Digital Subscriber Line Forum, Intelligent Network Forum, the International Multimedia Telecommunications Consortium, PCI Industrial Computer Manufacturers Group and Internet Telephony Interoperability Consortium. In addition, a number of its employees are members of the Institute of Electrical and Electronic Engineers and Association for Computing Machinery and the Company monitors the activities of the ITU, ANSI and Telecommunications Industry Association.

Customers
The Company has developed strong relationships with a diverse array of customers, including OEMs, VARs, ISVs, systems integrators, telephony service providers and international distributors. The following chart lists representative customers with which the Company has such relationships by the type of applications and systems each create using the Company's enabling products.


                                                               Call Centers and
      Voice Messaging             Interactive Voice           Computer Telephony
  and Automated Attendant             Response                    Integration
----------------------------  -------------------------  -----------------------------
                                                         Aspect Telecommunications
Boston Technology             Alcatel Business Systems   Computer Talk Technology
Centigram Communications      Edify                      Information Access Technology
Cortelco Systems              Map Mobile Communications  Ontario Systems
Fujitsu                       Sandata
Informserve                   TALX
Wildfire Communications
Enhanced Network
Services                      Wireless Infrastructure       Specialized Switching
----------------------------  -------------------------  -----------------------------
Atlas Telecom                 Ericsson                   Hammer Technology
Cyberlog                      Tellabs Wireless           Homisco
France Telecom                Telos                      Magnasync
Incomm                        Uniden America             Science Dynamics
Tecnet Teleinformacia
Volt Delta Resources
                                  Internet/Intranet           Systems Integrators
   Call and Data Recording             Systems                   Distributors
----------------------------  -------------------------  -----------------------------
Kreutler                      Alphanet Telecom           Cap Sesa Telecom
Stancil                       Intertel                   Nippon Telephone and
TISL                          Lucent Technologies        Telegraph International
                              Netcentric
                              Netiphone

The customers appearing in the above chart accounted in the aggregate for approximately 56% of the Company's total revenues in 1996.

During 1996, one customer, Centigram Communications Corporation accounted for 13.9% of the Company's revenue. During 1994 and 1995 one customer, Alcatel Business Systems (Alcatel), accounted for 13.3% and 11.9%, respectively, of the Company's revenue. For 1994, 1995, and 1996, substantially all revenues from Alcatel were manufacturing license revenues. The Company currently receives manufacturing license revenue from another customer and may from time to time grant manufacturing rights to certain customers.

Developer support, which the Company recognizes as an important element in maintaining and enhancing customer relationships, is provided by a customer support group of 13 employees located at the Company's Natick, MA, Antwerp, Belgium, Hong Kong, Buenos Aires, Argentina, and Paris, France facilities.
These employees assist customers in the development of their products by providing advice and solutions, not only with respect to the Company's products but also regarding telephone networks and complementary technology and products.

Sales, Marketing and Distribution
The Company focuses its sales and marketing efforts on OEMs, VARs, ISVs, systems integrators, telephony service providers and international distributors. The Company markets its products in North America through a sales and marketing organization of 35 employees, 23 of whom are located at the Company's headquarters in Natick, and the others in regional sales offices located in Atlanta, GA, Dallas, TX, Schaumburg, IL, Los Angeles and San Jose, CA, and Vienna, VA. The Company markets its products outside North America through a direct sales and support organization of 20 employees and through international distributors. The Company has European, Latin American and Asian subsidiaries, with direct sales offices in Paris, Buenos Aires, Frankfurt, Germany and Hong Kong. These offices are responsible for developing customers, including distributors, and for providing customer and sales support. The Company markets its products in Japan through a distribution relationship with Nippon Telephone and Telegraph. The Company believes that its international presence enhances its ability to sell its products and to obtain necessary regulatory approvals for the interconnection of the Company's products to foreign telephone networks under applicable government electrical safety standards and signaling protocols. The Company's current product lines have been incorporated into products sold to end-users in approximately 40 foreign countries, including Brazil, France, Germany, Japan, the United Kingdom and China. During 1996, 31.1% of the Company's revenues were from sales outside North America, including approximately 24.9% from sales to customers in Europe.

Competition
The market for the products of the type supplied by the Company is highly competitive. The Company has numerous competitors whose products compete with one or more of the Company's products. The products of one competitor, Dialogic Corporation, which is larger than the Company and has greater resources available to it, compete directly against the Company's full range of products. As the Company enters new markets, it expects to encounter competition from additional competitors, some of which may have greater resources than the Company. In addition, certain large applications and systems developers use their own proprietary computer telephony enabling components as an alternative to purchasing commercially available products such as those sold by the Company. The principal factors affecting competition in Open Telecommunications enabling technology include reliability, scalability, ease of use, price/performance, port capacity, quality, network and call management, the ability to accommodate customer requirements, service, support, engineering expertise, regulatory approval, and product availability. The Company believes that it currently competes favorably with respect to these factors.

Research and Development
The Company believes that extension and enhancement of existing products, development of new products and support of joint product development activities are critical to its future success. During 1994, 1995, and 1996, the Company spent $4.3, $6.9 and $10.3 million, respectively, on research and development, equal to 19.2%, 20.9% and 20.1%, respectively, of its revenues for such years.

The Company's current research and development is conducted by 98 employees located at its headquarters in Natick, and in Schaumburg and Paris. The Company's current research and development is focused on NaturalAccess software, NaturalPlatforms, NaturalMedia extensions, network integration, multi-chassis switching, internationalization of products, data communications and intelligent network protocols and platforms and new low cost architectures.

Operations
The Company's manufacturing operations consist primarily of quality control and testing of completed products. In each of North America and Europe, the Company relies on a single ISO 9002 certified contract manufacturer to assemble printed circuit boards of the VBX, AG and VOX product lines. The TX product family is assembled in North America by a qualified contract manufacturer who is not yet ISO 9002 certified. In each case the Company has identified a second source for assembly of its circuit boards, but if any of its current manufacturers became unable or unwilling to manufacture such boards, the process of transitioning to an alternative manufacturer would take up to several months which could have a short-term adverse effect on the Company's business. During 1996, the Company received ISO 9002 certification for its Natick facility.

The Company seeks to use industry standard components for its products. Many of these components are generally available from multiple sources; however, certain custom integrated circuits and other devices which are components on one or more of the Company's products are acquired by the Company from single-source suppliers. Although the Company believes it could develop other sources for each of these custom devices, the process could take several months, and the inability or refusal of any such sources to continue to supply devices could have a material adverse effect on the Company pending the development of an alternative source.

Intellectual Property
The Company's success is dependent upon proprietary technology. The Company has no patents and depends primarily upon a combination of copyrights and restrictions on access to its trade secrets to protect its proprietary rights. The Company distributes its software products under license agreements which grant customers a non-exclusive license to use the software and contain certain terms and conditions prohibiting its unauthorized reproduction or transfer. In addition, the Company generally enters into confidentiality agreements with its employees and limits access to its proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain information that the Company regards as proprietary. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States and France. The Company believes that, due to the rapid pace of innovation within the industry in which it participates, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections for its technology. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent the misappropriation of its technology or the independent development by others of similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims. If infringement is alleged, there can be no assurance that the Company would prevail or that any necessary licenses would be available on acceptable terms, if at all. In any event, patent and other intellectual property litigation can be extremely protracted and expensive.

The Company depends upon development, supply, marketing, licensing and other relationships with companies for complementary technologies necessary for the Company to offer a broad range of products. These relationships are generally non-exclusive and terminable at will, and there can be no assurance that the Company will be able to maintain these relationships or to initiate additional similar relationships.

Employees
As of December 31, 1996, the Company had 221 full-time employees, including 43 in sales, 16 in marketing, 98 in research and development, 13 in developer support, 22 in operations and 29 in administration and finance. None of the employees is represented by a labor union. The Company has never experienced a work stoppage and considers its relations with its employees to be good.

Cautionary Statement
When used anywhere in this Form 10K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Readers are advised that the various risk factors described below in this Form 10K could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factors
Variations in Operating Results. The Company's results of operations have varied
-------------------------------
from quarter to quarter and, in recent quarters, approximately half of the quarterly revenues have been received in the final month. These variations result from a number of factors, including timing of customer orders, adjustments of delivery schedules to accommodate customer or regulatory requirements, availability of components from suppliers, timing and level of international sales, mix of products sold, and timing and level of expenditures for sales, marketing and new product development. The Company has historically operated with little backlog and substantially all of its revenues in each quarter have resulted from orders received in that quarter. If short-term demand for the Company's products declines, or if the Company is unable to secure adequate materials from its suppliers, the Company's results of operations for that quarter could be adversely affected. No assurance can be given that these quarterly variations will not occur in the future and, accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

Competition.  The market for products of the type supplied by the Company is
-----------
highly competitive. The Company has numerous competitors whose products compete with one or more of the Company's products. The products of one competitor, Dialogic Corporation, which is significantly larger than the Company and has significantly greater resources available to it, compete directly against the Company's full range of products. As the Company enters new markets, it expects to encounter competition from additional competitors, some of whom may have greater resources than the Company. In addition, certain large applications and systems developers use their own proprietary computer telephony enabling components as an alternative to purchasing commercially available products such as those sold by the Company.

Market Acceptance of Products; Technological Changes.  The market for the
----------------------------------------------------
Company's products is characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. The Company's near term success and future growth is substantially dependent upon continuing market acceptance of its products. The Company's future success will in large part depend on its continued ability to enhance its existing products and to develop new products to meet changing customer requirements and emerging industry standards. There can be no assurance that the Company will successfully develop new products and enhancements, including its NaturalAccess software line, Quad T1, IP telephony, and SS7 products, on a timely basis or that such products and enhancements will achieve market acceptance. Delay in the development of these products and enhancements or their failure to achieve market acceptance could adversely affect the Company's business. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

One computer telephony industry standard which has emerged over the last several years is MVIP, an architecture for interoperability and switching, of which the Company was the primary developer. Although a substantial number of products are based on MVIP, a competing architecture for interoperability, Dialogic Corporation's Signal Computing System Architecture (SCSA), has been introduced and others may emerge. There is currently a standards effort to unify suppliers of both enabling products and applications developers under the ECTF which the Company participates in. There can be no assurance that SCSA or another architecture will not supercede MVIP, which could adversely affect the Company's business.

Integration of VOX and TEKnique Operations.  The successful integration of the
------------------------------------------
operations of VOX and TEKnique, respectively, which were acquired in November 1995 and June 1996 respectively, with those of the Company will continue to require, among other things, the coordination of the respective product offerings of the Company and both VOX and TEKnique and related sales, marketing, development and administrative activities. There can be no assurance that the Company will not encounter unexpected difficulties in such integrations or that the expected benefits will be realized. Any unexpected delays or costs incurred in such integration could have a material adverse effect upon the Company.

Limited Protection of Proprietary Technology.  The Company's success is
--------------------------------------------
dependent upon proprietary technology. The Company currently has no patents and protects its technology primarily through copyrights and trade secrets. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent the misappropriation of its technology or the independent development by others of similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims. If infringement is alleged, there can be no assurance that the Company would prevail or that any necessary licenses would be available on acceptable terms, if at all. In any event, patent and other intellectual property litigation can be extremely protracted and expensive.

Dependence on Market Success of Third Parties; Significant Customers.  The
--------------------------------------------------------------------
Company's customers are primarily OEMs, VARs, systems integrators, telephony service providers, and international distributors. The Company's revenues are dependent upon the ability of its customers to develop and sell computer telephony applications and systems to end-users. Factors affecting the ability of the Company's customers to develop and sell their products include competition, regulatory restrictions, patent and other intellectual property issues, and overall economic conditions. One customer accounted for 13.9% of the Company's revenues in 1996. A second customer accounted for 13.3%, and 11.9% of the Company's revenues in 1994 and 1995, respectively, but less than 10% in 1996. There can be no assurance that these customers will continue to purchase similar volumes of the Company's products.

Dependence on Outside Suppliers and Contract Assembly Manufacturers.  The
-------------------------------------------------------------------
Company relies on various suppliers of components for its products. Many of these components are standard and generally available from multiple sources. However, certain custom integrated circuits and other devices which are components of one or more of the Company's products are acquired by the Company from single source suppliers. Although the Company believes it could develop other sources for each of these custom devices, the process could take several months, and the inability or refusal of any such source to continue to supply devices could have a material adverse effect on the Company pending the development of an alternative source. The Company also currently relies on a single contract manufacturer to assemble printed circuit boards for its European operations. The Company also currently relies on two sole source contract manufacturers to assemble printed circuit boards for each of its North American computer telephony and intelligent network operations. Although a number of such contract manufacturers exist, the interruption or termination of the Company's current manufacturing relationships could have a short-term adverse effect on the Company's business.

Risks Associated with International Operations. The Company's sales to customers
----------------------------------------------
outside North America accounted for 31.1% of the Company's revenues in 1996. In addition, the Company believes that a material portion of its domestic sales ultimately result in the use of the Company's products outside North America. Accordingly, a significant portion of the Company's revenues are subject to the risks associated with international sales. The Company has significant assets denominated in French currency and has denominated a significant portion of its sales in foreign currencies. Further, customers generally evaluate the purchase of the Company's products based on the purchase price expressed in the customer's currency. Therefore, changes in foreign currency exchange rates may adversely affect the sale of the

Company's products. The Company does not currently engage in currency hedging transactions to offset the risks associated with variations in currency exchange rates. In addition, international markets have different regulatory environments than those of the United States, and the Company is required to obtain approval for its products prior to their use in other countries. There can be no assurance that changes will not occur in such regulations or that, if such changes occur, the Company will be able to continue to sell its products into the affected markets. In addition, the Company's international business may be adversely affected by risks such as political instability, trade and tariff regulations, difficulty in obtaining export licenses, difficulties or delays in collecting accounts receivable, and difficulties in staffing and managing international operations.

Dependence on Key Personnel.  The Company is highly dependent on certain key
---------------------------
executive officers and technical employees, the loss of any of whom could have an adverse impact on the future operations of the Company. In addition, the Company may need to hire additional skilled personnel to support the continued growth of its business and the market for skilled personnel, especially those with the technical abilities required by the Company, is currently very competitive. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees.

ITEM 2.  PROPERTIES.
         -----------

The Company's headquarters are located in Natick and consist of approximately 45,000 square feet of space under three leases, two of which expire in December, 1997 and a third in May 1997. Base rent in 1996 for the Natick headquarters was approximately $340,000. The Company plans to move its headquarters in May 1997 to a 100,000 square foot building currently under construction in Framingham, MA under a 15 year lease. Annualized base rent for this facility will be approximately $893,000 initially, increasing to $1.4 million in year 15.

The Company's main European facilities are located in Paris and consist of approximately 10,600 square feet of space under a lease expiring November 1998 with an extention option to January 2001. Base rent in 1996 was approximately $118,000. The Company's Schaumburg, IL facilities consist of approximately 10,000 square feet of space leased until the year 2000 with an option to extend to January 2004. Annualized base rent in 1996 was approximately $75,000.

The Company also leases and occupies sales offices in Atlanta, Dallas, Los Angeles and San Jose, Schaumburg, Vienna, VA, Buenos Aires, Frankfurt and Hong Kong. The North American leases are short term. Frankfurt's lease expires in 1999, Hong Kong in 1998, and Buenos Aires in 1999. The Company believes that its facilities are adequate for its current needs and that suitable space will be available as needed in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

The Company is not party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
         ------------------------------------------------------

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

Information in response to this item appears under the Caption "Selected Financial Information" of the Company's Annual Report for the year ended December 31, 1996, which is incorporated herein by reference.

As of March 12, 1997 the Company had 160 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock. Prior to its acquisition by the Company, VOX paid dividends on its common stock. See the "Consolidated Financial Statements" presented in the Company's Annual Report for the year ended December 31, 1996, which is incorporated herein by reference. The Company currently intends to retain all earnings for the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's existing bank line of credit agreement contains restrictions limiting the ability of the Company to pay dividends. See Note 9 of Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" of the Company's Annual Report dated December 31, 1996 which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

Information in response to this item appears under the Caption "Selected Financial Information" of the Company's Annual Report for the year ended December 31, 1996, which is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS.
--------------

Information in response to this item appears under the Caption "Management's Discussion and Analysis of Financial Condition and the Results of Operations" of the Company's Annual Report for the year ended December 31, 1996, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

Information in response to this item is contained in the Company's Annual Report for the year ended December 31, 1996, which is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

Directors. The information in response to this item appearing under the caption "Election of Directors" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 1997; is incorporated herein by reference.

The executive officers of the Company are as follows:

           Name              Age                     Position
           ----              ---                     --------
Robert P. Schechter           48  President, Chief Executive Officer and
                                  Chairman
                                  of the Board of Directors
Ronald J. Bleakney            51  Senior Vice President of North American Sales
Charles T. Foskett            53  Senior Vice President of International
                                  Operations
                                  and Director
R. Brough Turner              50  Senior Vice President of Technology
Allen P. Carney               46  Vice President of Marketing
John F. Kennedy               48  Vice President of Finance, Chief Financial
                                  Officer, and Treasurer
George D. Kontopidis, Ph.D.   43  Vice President of Engineering
John L. Tincler               64  Vice President of Operations

ROBERT P. SCHECHTER has been President and Chief Executive Officer and a Director of the Company since April 1995. He has been Chairman of the Board of Directors since March 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation and from 1980 to 1987 he was a partner with Coopers and Lybrand LLP. Mr. Schechter is also a director of MRS Technology, Inc., a developer and manufacturer of steppers for flat panel displays, Infinium Software Inc., a developer of enterprise-level business software applications, and Raptor Systems, Inc., a developer of Internet security systems.

RONALD J. BLEAKNEY has been Senior Vice President of North American Sales of the Company since December 1995 and was Vice President of Sales and Marketing from 1990 to December 1995. From 1989 to 1990, he was national sales manager of Raytheon Company's Equipment Division. From 1988 to 1989, Mr. Bleakney held various positions with Pixelogix, Inc., a developer of video digitizers, including that of president.

CHARLES T. FOSKETT, a co-founder of the Company, has been its Senior Vice President of International Operations since May 1995. He has been a Director since 1983. From July 1991 to May 1995 he was Chairman of the Board of Directors and Vice President of International Operations. From 1984 to 1991, he was President and Chief Executive Officer of the Company. From 1970 to 1983, he held various positions at DigiLab, a division of Bio-Rad Laboratories, Inc. which manufactures analytical and biomedical instruments (DigiLab), serving as its president from 1977 to 1983.

R. BROUGH TURNER, a co-founder of the Company, has been Senior Vice President of Technology since 1994. He was Senior Vice President of Operations from 1983 to 1994 and was Treasurer from 1983 to May 1995. From 1977 to 1983, Mr. Turner was manager of data systems development at DigiLab.

ALLEN P. CARNEY has been Vice President of Marketing since April 1996. From 1992 to 1996 Mr. Carney held various marketing positions including Vice President, Applications Marketing and Vice President of International Marketing at Lotus Development Corporation. From 1982 to 1992, Mr. Carney held various marketing positions including Vice President, European Operations with Atex, Inc., a turnkey supplier of prepress automation systems.

JOHN F. KENNEDY has been Chief Financial Officer and Vice President of Finance of the Company since August 1993 and Treasurer since May 1995. From March 1991 to July 1993, he was chief financial officer of Ultimap Corporation, a developer of geographic information software. From June 1990 to February 1991, he was chief financial officer of a division of International Business Interiors, Inc., a distributor of office furniture. From June 1989 to June 1990, he was chief financial officer of Kurzweil Music Systems, Inc., a developer and manufacturer of electronic musical instruments. From June 1988 through May 1989, Mr. Kennedy was chief financial officer of New England Digital Distribution, Inc., a provider of telecommunications equipment and services.

GEORGE D. KONTOPIDIS, Ph. D., has been Vice President of Engineering of the Company since January, 1989. From 1984 until 1989, he was director of engineering of the Sea Data Division of Pacer Systems, Inc., a maker of oceanographic instruments.

JOHN L. TINCLER has been Vice President of Operations since May 1994. He was Vice President of Manufacturing and Quality Assurance of the Company since November 1993 and was a consultant to the Company from March to October, 1993. From 1991 to 1993, he was vice president of product development of Bolt, Beranek and Newman, Inc., a developer and implementer of networking and software technologies. From 1987 to 1991, Mr. Tincler was an independent management consultant. From 1984 to 1987, Mr. Tincler was president of U. S. Design, a manufacturer of intelligent disk drives.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

The information appearing under the caption "Executive Compensation" (other than the information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Stockholder Return") of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 17, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.
          ---------------------------------------------------------------

(a) (1)  Financial Statements
-----------------------------

The following are included in Part II of this report, incorporated by reference from the Company's Annual Report for the year ended December 31, 1996, which is attached here in its entirety as Exhibit 13.1, but not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein.

Independent Auditors' Report.

Consolidated Balance Sheets as of December 31, 1995 and 1996.

Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996.

Consolidated Statements of Cash Flow for the Years Ended December 31, 1994, 1995 and 1996.

Notes to the Consolidated Financial Statements.

(a) (2)  Financial Statement Schedules

The following are included on the indicated pages of this report:

                                                      Page No.
                                                      --------
Independent Auditors' Report on Schedules               24
Schedule VIII Valuation and Qualifying Accounts         25

Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a) (3)  Exhibits

The Exhibit Index, appearing after the signature page on sequentially numbered page 25, is incorporated herein by reference.

(a) (4)  Reports of FORM 8K

The Company filed a report on Form 8K on June 28, 1996 relating to its acquisition of Tek-Nique, Inc. and its affiliate PSR Systems, Inc., both data communications and intelligent networking firms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATURAL MICROSYSTEMS CORPORATION

                              By:      /s/ Robert P. Schechter
                                 ----------------------------------
                                    Robert P. Schechter
                                    President, Chief Executive Officer
                                    and Chairman of the Board

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                          Title                      Date
/s/ Robert P. Schechter       President, Chief Executive Officer   March 25,1997
---------------------------   and Chairman of the Board of
Robert P. Schechter           Directors (Principal Executive
                              Officer)


 /s/ John F. Kennedy         Vice President of Finance, Chief      March 25,1997
---------------------------  Financial Officer,
John F. Kennedy              (Principal Financial Officer),
                             and Treasurer


/s/ David C. Flynn           Corporate Controller                  March 25,1997
---------------------------  (Chief Accounting Officer)
David C. Flynn


/s/ Charles T. Foskett       Senior  Vice President of             March 28,1997
---------------------------  International
Charles T. Foskett           Operations and Director


/s/ Zenas W. Hutcheson III   Director                              March 28,1997
---------------------------
Zenas W. Hutcheson III


/s/ C. William McDaniel      Director                              March 24,1997
---------------------------
C. William McDaniel


/s/ David F. Millet          Director                              March 25,1997
---------------------------
David F. Millet


/s/ Ronald W. White          Director                              March 24,1997
---------------------------
Ronald W. White

                          Independent Auditors' Report


The Board of Directors
Natural MicroSystems Corporation:

Under the date of January 14, 1997 we reported on the consolidated balance sheets of Natural MicroSystems Corporation as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flow for the years ended December 31, 1994, 1995, and 1996. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related consolidated financial statement schedule for the years ended December 31, 1994, 1995 and 1996, in FORM 10K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statement schedules taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                        KPMG PEAT MARWICK LLP


Boston, Massachusetts
January 14, 1997

                        NATURAL MICROSYSTEMS CORPORATION


              Valuation and Qualifying Accounts                        Schedule VIII
              Col. A                    Col. B      Col. C        Col. D        Col. E
              ------                    ------      ------        ------        ------
                                      Balance at
  Allowance for doubtful accounts    beginning of                             Balance at
                                         year      Additions   Deductions (1) end of year
                                     ------------  ---------  -------------   -----------
12/31/94                                 $259,704   $275,829       $202,689      $332,844
12/31/95                                 $332,844   $548,892       $233,766      $647,970
12/31/96                                 $647,970   $285,093       $248,438      $684,625

(1) Amounts include write-offs of accounts receivable deemed to be uncollectable

                        NATURAL MICROSYSTEMS CORPORATION
                                 Exhibit Index

The Company will furnish to any stockholder who so request, a copy of this Annual Report on FORM 10K, as amended, including a copy of any exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed its cost of furnishing such exhibit.

Exhibit
  No.                      Title                    Page No.
------------------------------------------------------------
    *2.1  Share Exchange Agreement dated as of
          September 2, 1995 by and among the
          Registrant and Shareholders of VOX S.A.
          and MABB Participation S.A. (filed with
          Registrant's Form 10-Q for the quarter
          ended September 30, 1995).
    *2.2  Share Exchange Agreement dated June 14,
          1996 by and among the Registrant and
          Shareholders of Tek-Nique, Inc. (filed
          with Registrant's Form 10-Q for the
          quarter ended June 30, 1996)
    *2.3  Stock Purchase Agreement dated June 15,
          1996 between the Registrant and PSR,
          Systems, Inc. (filed with Registrant's
          Form 10-Q for the quarter ended June
          30, 1996)
   * 3.1  Fourth Restated Certificate of
          Incorporation of the Registrant (filed
          with the Registrant's Form 10K for the
          year ended December 31, 1995).
   * 3.2  By-Laws of Registrant, as amended
          (filed with the Registrant's
          registration statement on Form S-1
          (#33-72596)).
   * 4.1  Specimen Certificate for the Common
          Stock (filed with the Registrant's
          registration statement on Form S-1
          (#33-72596)).
  * 10.3  Agreement dated as of February 28, 1992
          between Registrant and Eltron
          Associates (filed with the Registrant's
          registration statement on Form   S-1
          (#33-72596)).
#* 10.11  1989 Stock Option and Stock Purchase
          Plan, as amended (filed with the
          Registrant's registration statement on
          Form S-1 (#33-72596)).
#* 10.12  1993 Stock Option Plan, as amended
          (filed with the Registrant's Form 10-Q
          for the quarter ended March 31, 1995).
#* 10.13  1993 Employee Stock Purchase Plan
          (filed with the Registrant's
          registration statement on Form S-1
          (#33-72596)).
#* 10.14  1993 Non-Employee Directors Stock
          Option Plan (filed with the
          Registrant's registration statement on
          Form S-1 (#33-72596)).
  *10.18  Lease Amendment between Registrant and
          Lillian Greene dated April 4, 1995
          (filed with the Registrant's Form 10-Q
          for the quarter ended June 31, 1995).
 #*10.19  1995 Non-Statutory Stock Option Plan
   10.20  Lease Amendment between Registrant and
          National Development of New England,
          LLC dated October 1996
  *10.21  Loan modification Agreement dated May
          17, 1996 between Registrant and Silicon
          Valley Bank (filed with the
          Registrant's Form 10-Q for the quarter
          ended June 30, 1996).
  *10.22  Turnkey Manufacturing Agreement dated
          June 1, 1996 between the Registrant and
          Sanmina Corporation
    11.1  Computation of Earnings Per Share
    13.1  1996 Annual Report to Stockholders
          (which is not deemed to be filed except
          to the extent that portions thereof are
          expressly incorporated by reference
          herein)
    21.1  Subsidiaries of the Company
    23.1  Consent of KPMG Peat Marwick LLP
    27.1  Financial Data Schedule

* Previously filed with the registration statement or report indicated. # Management contract or compensatory plan or arrangement.