Form 10-Q
period 1997-03-31
NATURAL MICROSYSTEMS CORP
filed 1997-05-09
CIK 915866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

            [  X  ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For Quarterly Period Ended March 31, 1997

                         Commission File Number 0-23282


                        Natural MicroSystems Corporation
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                 04-2814586
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                Identification Number)


                   8 Erie Drive, Natick, Massachusetts  01760
-------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


                                 (508) 650-1300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  [  X  ]     NO  [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,325,077 shares of Common Stock, $.01 par value, outstanding at April 30, 1997.

The Index to Exhibits appears on Page 13  Total Number of Pages with Exhibits:14

                               TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION
                                                                           Page
                                                                          ------

            Item 1.  Financial Statements and Notes
                           Consolidated Balance Sheets                      3
                           Consolidated Statements of Operations            4
                           Consolidated Statements of Cash Flow             5
                           Notes to Consolidated Financial Statements     6 - 7

            Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations  8 - 10


PART II     OTHER INFORMATION

            Item 4.  Submission of Matters of Vote of Security Holders      11

            Item 6.  Exhibits and Reports on Form 8-K                       11


                       Natural MicroSystems Corporation
                          Consolidated Balance Sheets
                                  (Unaudited)
                        (In 000 except per share data)


 ASSETS                                                               December 31, 1996       March 31, 1997
 ------                                                               -----------------       --------------
Current assets:
     Cash and cash equivalents                                           $    6,578             $   5,012
     Marketable securities                                                   26,767                26,639
     Accounts receivable, net of allowance for uncollectible
     accounts of $685 and $711, respectively                                 13,403                14,885
     Inventories                                                              5,419                 4,962
     Prepaid expenses and other assets                                        1,357                 1,917
     Income tax receivable                                                      130                   251
     Deferred tax asset, net of valuation allowance                             306                   298
                                                                         ----------             ---------
         Total current assets                                                53,960                53,964
                                                                         ----------             ---------

Property and equipment, net of accumulated depreciation
   of $3,305 and $3,763, respectively                                         3,908                 5,215
License agreements, net of accumulated amortization
   of $245 and $324, respectively                                             1,665                 1,622
Other assets                                                                  1,708                 1,909
Excess of purchase price over net assets acquired, net of accumulated
amortization of $102 and $138, respectively                                     655                   619
Deferred tax asset, net of valuation allowance                                  766                   773
                                                                         ----------             ---------
                                                                         $   62,662             $  64,102
                                                                         ==========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Current portion of long term debt                                     $       58             $      53
   Government advances                                                           45                    41
   Accounts payable                                                           5,222                 4,721
   Accrued expenses and other liabilities                                     4,108                 3,660
                                                                         ----------             ---------
         Total current liabilities                                            9,433                 8,475
                                                                         ----------             ---------

Refundable advance                                                              347                   320
Commitments and contingencies:
Stockholders' equity:
      Preferred stock, 3,000,000 shares authorized, none issued
      Common stock;  $.01 par value;  15,000,000 authorized,
         9,936,414 and 10,276,961 issued and outstanding at
         December 31, 1996 and March 31, 1997                                    99                   102
      Additional paid-in capital                                             53,604                54,462
      Retained earnings (accumulated deficit)                                  (926)                  850
      Other equity                                                               19                    19
      Foreign currency translation adjustment                                    86                  (126)
                                                                         ----------             ---------
            Total stockholders' equity                                       52,882                55,307
                                                                         ----------             ---------
                                                                         ----------             ---------
                                                                         $   62,662             $  64,102
                                                                         ==========             =========

The accompanying notes are an integral part of these consolidated financial statements

                       Natural MicroSystems Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)
                        (In 000 except per share data)


                                             Three Months Ended
                                                  March 31,
                                           1996              1997
                                        ----------        ----------
Revenues                                 $10,350           $15,868

Cost of revenues                           3,992             5,644
                                        ----------        ----------

Gross profit                               6,358            10,224

Operating expenses:
   Selling, general and administrative     3,064             4,516
   Research and development                2,089             3,338
                                        ----------        ----------
      Total operating expenses             5,153             7,854
                                        ----------        ----------

Operating income                           1,205             2,370


   Interest income and other                  86               320
   Interest expense and other                  8                11
                                        ----------        ----------
Other income, net                             78               309

                                        ----------        ----------
Income before income taxes                 1,283             2,679

   Income tax expense                        430               903
                                        ----------        ----------
Net income                               $   853           $ 1,776
                                        ==========        ==========



   Net income per common share           $  0.10           $  0.17
                                        ==========        ==========

   Weighted average shares outstanding     8,720            10,741
                                        ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements

                       Natural MicroSystems Corporation
                     Consolidated Statements of Cash Flow
                                  (Unaudited)
                                   (In $000)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                            1996          1997
                                                                           ------        ------
Cash flow from operating activities:
     Net income                                                          $    853        $ 1,776
     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
          Depreciation and amortization                                       301            632
          Gain (loss) on sale of marketable securities                          2             (4)
          Purchased in-process research and development                      (131)             -
          Changes in assets and liabilities:
            Accounts receivable                                              (280)        (1,756)
            Inventories                                                      (834)           389
            Prepaid expenses and other asset                                 (147)          (697)
            Income tax receivable                                               8           (122)
            Deferred tax asset                                                  6              -
            Accounts payable                                                1,215           (409)
            Accrued expenses and other liabilities                           (431)          (406)
                                                                         --------        -------
Cash provided by (used in) operating activities                               562           (597)
                                                                         --------        -------
Cash flow from investing activities:
     Additions to property and equipment                                     (728)        (1,874)
     Additions to license agreements                                            -            (50)
     Purchases of marketable securities                                   (27,086)        (8,204)
     Proceeds from the sale of marketable securities                          369          8,292
                                                                         --------        -------
Cash used in investing activities                                         (27,445)        (1,836)
                                                                         --------        -------
Cash flow from financing activities:
     Payments on capital lease obligations                                     (2)             -
     Payments on long-term debt                                              (380)             -
     Payments on government advances                                          (10)             -
     Proceeds from long-term debt                                             221              -
     Proceeds from bank line of credit                                        221              -
     Proceeds from issuance of common stock                                30,892            854
     Non-statutory stock options                                                5              5
                                                                         --------        -------
Cash (used in) provided by financing activities                            30,947            859
                                                                         --------        -------
Effect of exchange rate changes on cash                                       (74)             8
Net increase (decrease) in cash and cash equivalents                        3,990         (1,566)
Cash and cash equivalents, beginning of period                              6,729          6,578
                                                                         --------        -------
Cash and cash equivalents, end of period                                 $ 10,719        $ 5,012
                                                                         ========        =======


The accompanying notes are an integral part of these consolidated financial statements

                        Natural MicroSystems Corporation
               Notes to Interim Consolidated Financial Statements
                        (in $000 except per share data)

A.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1997 and the consolidated statements of operations and cash flow for the three month periods ending March 31, 1997 and 1996 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the three month period ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1996.

B.  STOCKHOLDERS' EQUITY:



                                                                    Retained
                                     Common Stock      Additional   Earnings      Foreign
                                  -------------------   Paid In   (Accumulated   Translation    Other
                                   Shares     Amount    Capital     Deficit)     Adjustment    Equity     Total
                                  ------------------- ----------- ------------ -------------- -------- -------------
Balance at December 31, 1996          9,936   $   99   $  53,604    $    (926)  $          86  $    19   $    52,882

Exercise of common stock options        341        3         853                                                 856

Grant of Non-statutory options                                 5                                                   5

Net Income for three months
ended March 31, 1997                                                    1,776                                  1,776

Foreign Translation Adjustment                                                           (212)                  (212)
                                  ------------------- ----------- ------------ -------------- -------- -------------
Balance at March 31, 1997            10,277  $   102   $  54,462    $     850   $        (126) $    19   $    55,307
                                  =================== =========== ============ ============== ======== =============

At the Company's Annual Meeting of Stockholders on April 17, 1997, the Stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 15,000 to 45,000.

C.  INDEBTEDNESS

At March 31, 1997, the Company had a $2.5 million bank line of credit through June 1997, all of which was available. Borrowings under the line of credit bear interest at the bank's prime rate. The Company is subject to covenants requiring maintenance of certain profitability and equity levels and leverage and liquidity ratios. At March 31, 1997, the Company was in compliance with its debt covenants and no borrowings were outstanding under the line. The Company believes that the net proceeds from its 1996 follow-on public stock offering, cash flow from operations and funds available under the line of credit will be sufficient to fund operations for at least the next 24 months.

At March 31, 1997, the Company had a 2.0 million French franc line of credit with a bank for its European operations, all of which was available. The Company also secured a research and development funding grant from a branch of the French government in the amount of $338,000. In addition, the Company has received interest-free advances from the French government repayable from the proceeds of export sales from France. The balance at March 31, 1997 was $113,000.

D.  NET INCOME PER COMMON SHARE

Fully diluted net income per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding using the treasury stock method.

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" SFAS 128, which modifies the way in which earnings per share (EPS) is calculated and disclosed. Currently, the Company discloses fully diluted EPS. Upon adoption of this standard for the fiscal year ending December 31, 1997, the Company will disclose basic and diluted EPS for fiscal 1997 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. If the Company had adopted SFAS 128 for the three months ended March 31, 1996 and 1997, basic and diluted EPS would have been as follows:


        For the period ended March 31,
                                   1996                 1997
                             ----------------------------------------

Basic Earnings per Share           $0.11                $0.18

Diluted Earnings per Share         $0.11                $0.17


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations
The results of operations for the first quarter of 1997 include the results of Tek-Nique, Inc. and an affiliate (TEKnique), which were acquired by the Company in June 1996 in a transaction accounted for as a purchase. Prior thereto, TEKnique was a privately held firm.

Revenues
Revenues of $15.9 million for the three months ended March 31, 1997 ("1997"), increased 53% percent from $10.4 million for the three months ended March 31, 1996 ("1996"). The increase from 1996 to 1997 was primarily due to shipment of greater unit volume of AG and VOX and manufacturing license revenues. AG products have supplanted and are expected to continue to supplant sales of VBX products for higher port count and more sophisticated applications.

Revenues from customers located outside of North America accounted for 30% ($4.7 million) and 41% ($4.3 million) of revenues for 1997 and 1996, respectively.
The dollar increase in revenues for 1997 over 1996 was due to continuing increases in unit sales primarily to customers in Asia and Latin America. The percentage decrease in international sales from 1996 to 1997 was attributable to more rapid growth in the North American market.

Cost of Revenues
Cost of revenues decreased to 36% of revenues in 1997 from 39% in 1996. The decrease as a percent of revenues for 1997 is primarily attributable to increased unit sales of AG product having higher margins, higher overall manufacturing license revenues, and increased overall sales volume without a corresponding increase in manufacturing overhead. Cost of revenues for 1996 were reduced from sales to a European customer with lower margins associated with a system contract.

Selling, General and Administrative
Selling, general and administrative expenses increased 47% to $4.5 million for 1997 from $3.1 million for 1996 and were 28% of total revenues for 1997 versus 30% in 1996. These increases were due to costs associated with increased selling activity as well as increased expenditures for marketing, international operations, and technical support. The Company expects that its selling, general and administrative expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

Research and Development
Research and development expenditures increased 60% to $3.3 million for 1997 from $2.1 million for 1996, and were 21% of total revenues for 1997 versus 20% in 1996. The increases were due to increased personnel and development project related costs for both periods and the acquisition of TEKnique whose personnel are predominantly engaged in technical functions. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

Other Income, Net
Other income, net for 1997 and 1996 was $309,000 and $78,000, respectively, reflecting increased interest income from higher cash balances as a result of the Company's February 1996 follow-on stock offering.

Income Tax Expense
Income tax expense of $903,000 and $430,000 for 1997 and 1996, respectively, was based on an effective tax rate which differed from the U. S. federal statutory rate primarily due to state and foreign income taxes, income tax credits and the effect of net operating loss carry forwards.

Operating and Net Income
As a result of the foregoing, operating income was $2.4 million and $1.3 million for 1997 and 1996, respectively. Net income was $1.8 million and $853,000 for the same periods, respectively.

Liquidity And Capital Resources:
Cash (used in) provided by operations for 1997 and 1996 was ($597,000) and $562,000, respectively. Cash was used in 1997 due to increased accounts receivable associated with increased revenues and decreases in accounts payable and prepaid and accrued expenses, offset by increased net income and depreciation and a reduction in inventories. Cash was provided by operations in 1996 from increased net income and accounts payable offset by increased accounts receivable and inventory and a reduction in accrued expenses.

Cash used in investing activities for 1997 and 1996 was $1.8 million and $27.4 million, respectively. For both periods cash was used to purchases of property and equipment, and for 1996 marketable securities were purchased using proceeds from the follow-on stock offering.

Cash provided by financing activities in 1997 and 1996 was $859,000 and $30.9 million, respectively. The increase in 1996 was due to proceeds from the Company's follow-on stock offering of approximately $30.3 million, net of costs of $2.4 million; and exercise of warrants of $585,000.

Current assets at March 31, 1997 were $54.3 million, 1% more than current assets of $53.9 million at December 31, 1996. Current liabilities at March 31, 1997 were $8.5 million, 11% less than current liabilities of $9.4 million at December 31, 1996.

For U. S. federal income tax purposes the Company has net operating loss carryforwards available to reduce future income of approximately $4.4 million at March 31, 1997. These carryforwards expire beginning in 2002. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $750,000 under Internal Revenue Code section 382.

Other
The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" SFAS 128, which modifies the way in which earnings per share (EPS) is calculated and disclosed. Currently, the Company discloses fully diluted EPS. Upon adoption of this standard for the fiscal year ending December 31, 1997, the Company will disclose basic and diluted EPS for fiscal 1997 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, is similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Cautionary Statement
When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "the company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risk factors are set forth in Part I of the Company's annual report on Form 10-K for the year ended December 31, 1996. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II - OTHER INFORMATION

ITEMS 1 - 3

      Not applicable.

ITEM 4         Submission of Matters to a Vote of Security Holders

On April 17, 1997, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

1. Election of Robert P. Schechter and Ronald W. White as directors for a three year term. The results of the voting were as follows:

                              Number of Shares
                                                  Withhold
                      For          Against        Authority
                      -------------------------------------

Robert P. Schechter   8,623,832                   78,588
Ronald W. White       8,623,832                   78,588


2. Approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 15,000,000 to 45,000,000.

                              Number of Shares
                                                  Withhold      Broker
                      For          Against        Authority     Non-votes
                      ---------------------------------------------------
                      6,008,348    2,685,222      8,450         400

ITEM 5.

      Not applicable.

ITEM 6.        Exhibits and Reports on Form 8-K.

      A.       Exhibits

                    No. 11.1 - Statement of Computation of Earnings Per Share No. 27.1 - Financial Data Schedule

      B.       Reports on Form 8-K

                    The Company filed a Form 8-K dated April 24, 1997 regarding
                    Item 4 Change in Registrant's certifying accountants.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Natural MicroSystems Corporation



Dated: May 9, 1997           By:   /s/ Robert P. Schechter
                                    -----------------------
                                    Robert P. Schechter
                                    President and Chief Executive Officer



Dated: May 9, 1997           By:   /s/ John F. Kennedy
                                    -------------------
                                    John F. Kennedy
                                    Chief Financial Officer

                        Natural MicroSystems Corporation
                                 Exhibit Index

                                                                   Page
                                                                   ----

No. 11.1   Statement of Computation of Earnings Per Share           14

No. 27.1   Financial Data Schedule