Form 10-Q
period 1997-06-30
NATURAL MICROSYSTEMS CORP
filed 1997-08-13
CIK 915866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

            [  X  ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1997

                         Commission File Number 0-23282


                        Natural MicroSystems Corporation
 ______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


                        Delaware              04-2814586
 ______________________________________________________________________________
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)            Identification Number)


                100 Crossing Boulevard, Framingham, MA     01702
 ______________________________________________________________________________
              (Address of principal executive offices)  (Zip Code)


                                 (508) 620-9300
 ______________________________________________________________________________
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  [  X  ]     NO  [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,457,184 shares of Common Stock, $.01 par value, outstanding at July 31, 1997.

                   The Index to Exhibits appears on Page: 14
                    Total Number of Pages with Exhibits: 15

                               TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION
                                                                         Page
                                                                       -------

           Item 1.  Financial Statements and Notes
                    Consolidated Balance Sheets                             3
                    Consolidated Statements of Operations                   4
                    Consolidated Statements of Cash Flow                    5
                    Notes to Consolidated Financial Statements          6 - 7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8 - 10

PART II    OTHER INFORMATION                                          11 - 15

           ITEMS 1 - 5

                 Not applicable.

           ITEM 6.    Exhibits and Reports on Form 8-K

                  A.  Exhibits

                      No. 11.1 - Statement of Computation of
                                 Earnings Per Share
                      No. 27.1 - Financial Data Schedule

                        NATURAL MICROSYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (IN $000'S)

                                                                                            December 31, 1996       June 30, 1997
                                                                                            -----------------       ------------
                                                                                                                     (unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents                                                                    $  6,578              $  7,281
     Marketable securities                                                                          26,767                23,980
     Accounts receivable, net of allowance for uncollectible
     accounts of $685 and $706, respectively                                                        13,403                17,619
     Inventories                                                                                     5,419                 4,955
     Prepaid expenses and other assets                                                               1,357                 2,040
     Income tax receivable                                                                             130                   455
     Deferred tax asset                                                                                306                   298
                                                                                            -----------------       ------------
         Total current assets                                                                       53,960                56,628
                                                                                            -----------------       ------------
Property and equipment, net of accumulated depreciation
   of $3,305 and $4,373, respectively                                                                3,908                 8,073
License agreements, net of accumulated amortization
   of $245 and $637, respectively                                                                    1,665                 1,570
Other assets                                                                                         1,708                 1,810
Intangible asset                                                                                       655                   584
Deferred tax asset                                                                                     766                   776
                                                                                            -----------------       ------------

Total Assets                                                                                      $ 62,662              $ 69,441
                                                                                            =================       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                                                                    58                    85
   Accounts payable                                                                                  5,222                 5,879
   Accrued expenses and other liabilities                                                            4,153                 4,492
                                                                                            -----------------       ------------
         Total current liabilities                                                                   9,433                10,456
                                                                                            -----------------       ------------

Refundable advance                                                                                     347                   222
Stockholders' equity:
      Preferred stock, 3,000,000 shares authorized, none issued Common stock;
      $.01 par value; 15,000,000 and 45,000,000
         shares authorized at December 31, 1996 and June 30, 1997 respectively,
         9,936,414 and 10,379,960 issued and outstanding at
         December 31, 1996 and June 30, 1997, respectively                                              99                   104
      Additional paid-in capital                                                                    53,604                55,863
      Retained earnings (accumulated deficit)                                                         (926)                2,993
      Other equity                                                                                      19                    19
      Foreign currency translation adjustment                                                           86                  (216)
                                                                                            -----------------       ------------
            Total stockholders' equity                                                              52,882                58,763
                                                                                            -----------------       ------------
Total liabilities and stockholders' equity                                                        $ 62,662              $ 69,441
                                                                                            =================       ============


  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN $000'S EXCEPT SHARE AND PER SHARE DATA)

                                                                    For the Three Months Ended      For the Six Months Ended
                                                                            June 30,                       June 30,
                                                                 1996            1997              1996               1997
                                                           -----------        -----------       -----------        -----------
Revenues                                                   $    12,203        $    18,058       $    22,553        $    33,926

Cost of revenues                                                 4,723              6,317             8,715             11,961
                                                           -----------        -----------       -----------        -----------

Gross profit                                                     7,480             11,741            13,838             21,965


Operating expenses:
   Selling, general and administrative                           3,582              5,235             6,646              9,751
   Research and development                                      2,265              3,536             4,354              6,874
   Purchased in-process research and development                 4,426               --               4,426               --
                                                           -----------        -----------       -----------        -----------
      Total operating expenses                                  10,273              8,771            15,426             16,625
                                                           -----------        -----------       -----------        -----------
Operating income (loss)                                         (2,793)             2,970            (1,588)             5,340

   Interest income                                                 466                382               564                706
   Interest expense                                                 32                 54                51                 80
   Other expense, net                                               10                 60                11                 49
                                                           -----------        -----------       -----------        -----------
Other income, net                                                  424                268               502                577

                                                           -----------        -----------       -----------        -----------
Income (loss) before income taxes                               (2,369)             3,238            (1,086)             5,917

   Income tax expense                                              694              1,095             1,124              1,998

                                                           ===========        ===========       ===========        ===========
Net income (loss)                                          $    (3,063)       $     2,143       $    (2,210)       $     3,919
                                                           ===========        ===========       ===========        ===========


   Net income (loss) per common share                      $     (0.31)       $      0.20       $     (0.25)       $      0.36
                                                           ===========        ===========       ===========        ===========

   Weighted average common shares outstanding                9,774,302         10,944,213         8,849,350         10,873,836
                                                           ===========        ===========       ===========        ===========


  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                  (IN $000'S)


                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                                   1996             1997
                                                                                                 --------         --------
Cash flow from operating activities:
     Net income (loss)                                                                           $ (2,210)        $  3,919
     Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
          Depreciation and amortization                                                               558            1,334
          Write down of purchased in process research & development                                 4,426
          Deferred tax asset                                                                          (69)               4
          Changes in assets and liabilities:
                  Accounts receivable                                                              (1,186)          (4,590)
                  Inventories                                                                      (1,253)             270
                  Prepaid expenses and other assets                                                  (441)            (827)
                  Income tax receivable                                                                55             (327)
                  Accounts payable                                                                    (85)             801
                  Accrued expenses and other liabilities                                             (759)           1,021
                                                                                                 --------         --------
Cash provided by (used in) operating activities                                                      (964)           1,605
                                                                                                 --------         --------

Cash flow from investing activities:
     Additions to property and equipment                                                           (1,073)          (5,393)
     Additions to license agreements                                                                                   (29)
     Purchases of marketable securities                                                           (21,341)         (14,950)
     Proceeds from the sale of marketable securities                                                6,354           17,683
     Purchase of PSR Systems, Inc. and Tek-Nique, Inc., net of
         cash acquired                                                                             (3,232)
                                                                                                 --------         --------
Cash used in investing activities                                                                 (19,292)          (2,689)
                                                                                                 --------         --------

Cash flow from financing activities:
     Payments of capital lease obligations                                                            (23)
     Payments of long term debt                                                                      (159)
     Payments of refundable advances                                                                  (19)             (52)
     Proceeds from bank line of credit                                                                504
     Proceeds from issuance of common stock                                                        31,529            1,752
     Non-statutory stock options                                                                        9               10
                                                                                                 --------         --------
Cash provided by financing activities                                                              31,841            1,710
                                                                                                 --------         --------

Effect of exchange rate changes on cash                                                              (100)              77

Net increase in cash and cash equivalents                                                          11,485              703

Cash and cash equivalents, beginning of period                                                      6,729            6,578

                                                                                                 ========         ========
Cash and cash equivalents, end of period                                                         $ 18,214         $  7,281
                                                                                                 ========         ========


Noncash Transactions:
    Issuance of common stock related to the purchase of PSR Systems, Inc.
        and Tek-Nique, Inc.                                                                      $  1,339         $    500
    Accrued acquisition expenses                                                                      784
    Assets and Liabilities recognized upon acquisition of PSR Systems, Inc. and
        Tek-Nique, Inc.:
                  Accounts receivable                                                                 122
                  Inventory                                                                           136
                  Other current assets                                                                 74
                  Property and Equipment                                                              409
                  Purchased in process research and development                                     4,426
                  Intangible                                                                          757
                  Notes payable                                                                        55
                  Accounts payable                                                                    264
                  Accrued expenses and other liabilities                                              250


  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1997 and December 31, 1996 and the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996 and consolidated statements of cash flow for the six months ended June 30, 1997 and 1996 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flow for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the six month period ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1996.

B.  INVENTORIES

Inventories consist of the following:

                                         December 31, 1996     June 30, 1997
Raw materials                                 $1,231              $1,882
Work in progress                               2,390               1,848
Finished goods                                 1,798               1,225
                                              ------              ------
                                              $5,419              $4,955

C.  STOCKHOLDERS' EQUITY (000's):

                                        Common Stock   Additional                         Foreign
                                       --------------    Paid In    Retained    Other    Translation
                                       Shares  Amount    Capital    Earnings   Equity    Adjustment       Total
                                       ------  ------  ----------   --------   ------    ------------     ------
Balance at December 31, 1996            9,936    $ 99     $53,604    $  (926)   $  19           $  86    $52,882

Exercise of common stock options          396       5       1,165                                          1,170

Employee Stock Purchase Plan               33                 584                                            584

Contingent stock issue                     15                 500                                            500

Grant of non-statutory options                                 10                                             10

Net Income  for the six months
ended June 30, 1997                                                    3,919                               3,919

Foreign Translation Adjustment                                                                   (302)      (302)
                                       ------  ------  ----------   --------   ------    ------------     ------
Balance at June 30, 1997               10,380    $104     $55,863    $ 2,993    $  19           $(216)   $58,763
                                       ======  ======  ==========   ========   ======    ============     ======

Pursuant to stockholder approval at the Company's Annual Meeting of Stockholders on April 17, 1997, the Company's Certificate of Incorporation has been amended to increase the number of authorized shares of the Common Stock from 15 million to 45 million.

D.    NET INCOME PER COMMON SHARE

Fully diluted net income per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding using the treasury stock method.

The Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share", ("SFAS 128"), which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses fully diluted EPS. Upon adoption of this standard for the fiscal year ending December 31, 1997, the Company will disclose basic and diluted EPS for fiscal 1997 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. If the Company had adopted SFAS 128 for the three and six months ended June 30, 1996 and 1997, basic and diluted EPS would have been as follows:

 For the three month period ended June 30,
                                              1996       1997
                                            -------     ------
Basic Earnings per Share                    $(0.31)     $0.21

Diluted Earnings per Share                   (0.31)      0.20

For the six month period ended June 30,
                                              1996       1997
                                            -------     ------

Basic Earnings per Share                    $(0.25)     $0.38

Diluted Earnings per Share                   (0.25)      0.37


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Revenues

Revenues of $18.1 million for the three months ended June 30, 1997, increased 48.0% from $12.2 million for the three months ended June 30, 1996. Revenues of $33.9 million for the six months ended June 30, 1997, increased 50.4% from $22.6 million for the six months ended June 30, 1996. The increases for both periods of 1997 over 1996 were primarily due to shipment of greater unit volumes of Alliance Generation(R) ("AG") and VOX products and increased manufacturing license revenues.

Revenues of $5.5 million for the three months ended June 30, 1997 from customers located outside of North America increased 57.1% from $3.5 million of revenues for the three months ended June 30, 1996, and represented 30.3% and 28.9% of revenues, respectively. Revenues of $10.2 million for the six months ended June 30, 1997 increased 30.8% from $7.8 million for the six months ended June 30, 1996, and represented 30.0% and 34.5% of total revenues, respectively. The dollar increases in revenues for 1997 over 1996 were due to continuing increases in unit sales primarily to customers in Asia and Latin America. The percentage decrease in sales to customers located outside North America for the six months ended June 30, 1997 versus the six months ended June 30, 1996 was attributable to more rapid growth in the North American market.

Gross Profit

Gross profit of $11.7 million for the three months ended June 30, 1997 increased 57.0% from $7.5 million for the three months ended June 30, 1996, and represented 65.0% and 61.3% of total revenues, respectively. Gross profit of $22.0 million for the six months ended June 30, 1997 increased 58.7% from $13.8 million for the six months ended June 30, 1996, and represented 64.7% and 61.4% of total revenues, respectively. These increases as a percent of revenues for 1997 are primarily attributable to increased unit sales of AG products which have higher gross margins, higher overall manufacturing license revenues, and increased overall sales volume without a corresponding increase in manufacturing overhead. Gross profit for both periods in 1996 were impacted by revenues realized from a European customer with lower margins associated with a system contract.

Selling, General and Administrative

Selling, general and administrative expenses of $5.2 million for the three months ended June 30,1997 increased 46.1% from $3.6 million for three months ended June 30, 1996 and represented 29.0% and 29.4% of revenues, respectively. Selling, general and administrative expenses of $9.8 million for the six months ended June 30,1997 increased 46.7% from $6.6 million for the six months ended June 30,1996 and represented 28.7% and 29.5% of revenues, respectively. These increases were due to costs associated with increased selling activity as well as increased expenditures for marketing, international operations, and technical support. Costs associated with the Company's new headquarters facilities occupied in April, 1997 increased selling, general and administrative cost for the three months ending June 30, 1997. The Company expects that its selling, general and administrative expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

Research and Development

Research and development expenditures of $3.5 million for the three months ended June 30, 1997 increased 56.1% from $2.3 million for three months ended June 30, 1996, and were 19.6% and 18.6% of revenues, respectively. Research and development expenditures of $6.9 million for the six months ended June 30, 1997 increased 57.9% from $4.4 million for six months ended June 30, 1996, and were 20.3% and 19.3% of revenues, respectively. The increases were due to increased personnel and development project related costs for both periods and the acquisition of TEKnique in June 1996, whose personnel are predominantly engaged in technical functions. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

In-Process Research and Development

The acquisition of TEKnique was accounted for as a purchase and, accordingly, the purchase price has been allocated to assets purchased and liabilities assumed based on the fair values at the date of acquisition. In connection with the merger $4.4 million of purchased in-process research and development costs were charged to expense in the three and six months ended June 30, 1996.

Other Income, Net

Other income, net was $268,000 and $424,000 for the three months ended June
30, 1997 and 1996, respectively. Other income, net was $577,000 and $502,000, for the six months ended June 30, 1997 and 1996, respectively. Increased interest income in 1996 and 1997 resulted from higher cash balances as a result of the Company's February 1996 follow-on stock offering.

Income Tax Expense

Income tax expense was $1.1 million and $694,000 for the three months ended June 30, 1997 and 1996, respectively. Income tax expense was $2.0 million and $1.1 million for the six months ended June 30, 1997 and 1996, respectively. Income taxes were provided based on an effective tax rate which differed from the U. S. federal statutory rate primarily due to state and foreign income taxes and income tax credits for all periods presented. Income taxes were reduced for both periods of 1996 due to the effect of net operating loss carry forwards.

Operating and Net Income (Loss)

As a result of the foregoing, operating income (loss) was $3.0 million and ($2.8) million for the three months ended June 30, 1997 and 1996, respectively. Net income, (loss) was $2.1 million and ($3.1) million for the same periods, respectively. Operating income (loss) was $5.3 million and ($1.6) million for the six months ended June 30, 1997 and 1996, respectively. Net income (loss) was $3.9 million and ($2.2) million for those same periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by (used in) operations for the six months ended June 30, 1997 and 1996 was $1.6 million and ($964,000), respectively. Cash was provided in 1997 by increased net income and depreciation, a reduction in inventories and increased accounts payable offset by increased accounts receivable associated with increased revenues. Cash was used in operations in 1996 due to the net loss, increased accounts receivable and inventory, and a reduction in accrued expenses offset by an increase in accounts payable.

Cash used in investing activities for the six months ended June 30, 1997 and 1996 was $2.7 million and $19.3 million, respectively. For both periods cash was used to purchase property and equipment of $5.4 million and $1.1 million, respectively. Property and equipment purchases increased significantly for 1997 related to the Company's new headquarters facilities. For 1996, cash of $3.2 million was used to purchase TEKnique.

Cash provided by financing activities in the six months ended June 30, 1997 and 1996 was $1.7 and $31.8 million, respectively. In 1996 the Company's follow-on stock offering provided approximately $30.1 million, net of costs of $1.2 million. Cash was provided by financing activities in both periods of $1.8 million and $830,000, respectively including the issuance's of common stock under the Company's employee stock option and stock purchase plans.

Current assets at June 30, 1997 were $56.6 million, 4.9% more than current assets of $53.9 million at December 31, 1996. Current liabilities at June 30, 1997 were $10.5 million, 10.8% less than current liabilities of $9.4 million at December 31, 1996.

The Company has a $2.5 million bank line of credit through August 1997, all of which was available. Borrowings under the line of credit bear interest at the bank's prime rate and are subject to covenants requiring maintenance of certain profitability and equity levels and leverage and liquidity ratios. At June 30, 1997, the Company was in compliance with its debt covenants. The Company has a
2.0 million French franc line of credit with a bank for its European operations, all of which was available. The Company has a research and development funding grant from a branch of the French government, the balance of which was $307,000 at June 30, 1997.

For U. S. federal income tax purposes the Company has net operating loss carryforwards available to reduce future income of approximately $4.4 million at June 30, 1997. These carryforwards expire beginning in 2002. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $750,000 under Internal Revenue Code section 382.

OTHER

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses fully diluted EPS. Upon adoption of this standard for the fiscal year ending December 31, 1997, the Company will disclose basic and diluted EPS for fiscal 1997 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

     A.  Exhibits and Reports on Form 8-K

               No. 11.1 - Statement of Computation of Earnings Per Share No. 27.1 - Financial Data Schedule

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Natural MicroSystems Corporation



Dated: August 14, 1997              By: /s/ Robert P. Schechter
                                        --------------------------------------
                                        Robert P. Schechter
                                        President and Chief Executive Officer


Dated: August 14, 1997              By: /s/ John F. Kennedy
                                        --------------------------------------
                                        John F. Kennedy
                                        Chief Financial Officer

                        NATURAL MICROSYSTEMS CORPORATION
                                 EXHIBIT INDEX
                                                                  Page
                                                                  ----


No. 11.1   Statement of Computation of Earnings Per Share          14

No. 27.1   Financial Data Schedule                                 15