Form 10-Q
period 1997-09-30
NATURAL MICROSYSTEMS CORP
filed 1997-11-14
CIK 915866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                 For Quarterly Period Ended September 30, 1997

                         Commission File Number 0-23282

                          Natural MicroSystems Corporation
                         ----------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                              04-2814586
   ------------------------------------------------------------------------
     (State or other jurisdiction of               IRS Employer
     incorporation or organization)           Identification Number)


                100 Crossing Boulevard, Framingham, MA   01702
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                (508) 620-9300
                             ---------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]         NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,722,182 shares of Common Stock, $.01 par value, outstanding at October 31, 1997.



The Index to Exhibits appears on Page: 14

Total Number of Pages with Exhibits: 16

                               TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1.  Financial Statements and Notes
           Condensed Consolidated Balance Sheets                            3
           Consolidated Statements of Operations                            4
           Consolidated Statements of Cash Flow                             5
           Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9

PART II OTHER INFORMATION

        Item 1 - 5

Not applicable

        Item 6 Exhibits and Reports on Form 8-K                            12

           A.  Exhibits

               No. 11.1 - Statement of Computation of Earnings Per Share
               No. 27.1 - Financial Data Schedule

                        NATURAL MICROSYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                  (IN $000'S EXCEPT SHARE AND PER SHARE DATA)

                                                                           December 31, 1996   September 30, 1997
                                                                           -----------------   ------------------
                                                                                                  (Unaudited)
   ASSETS
   ------
Current assets:
     Cash and cash equivalents                                                  $  6,578           $  8,972
     Marketable securities                                                        26,767             24,645
     Accounts receivable, net of allowance for uncollectible
     accounts of $685 and $672, respectively                                      13,403             18,801
     Inventories                                                                   5,419              6,065
     Prepaid expenses and other assets                                             1,357              2,101
     Income tax receivable                                                           130                130
     Deferred tax asset                                                              306                297
                                                                                --------           --------
         Total current assets                                                     53,960             61,011
                                                                                --------           --------

Property and equipment, net of accumulated depreciation
   of $3,305 and $5,009, respectively                                              3,908              8,285
License agreements, net of accumulated amortization
   of $245 and $780, respectively                                                  1,665              1,442
Other assets                                                                       1,708              1,926
Intangible assets                                                                    655                548
Deferred tax asset, net of valuation allowance                                       766                837
                                                                                --------           --------
Total Assets                                                                    $ 62,662           $ 74,049
                                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                                                  58                125
   Accounts payable                                                                5,222              5,444
   Accrued expenses and other liabilities                                          4,153              5,555
                                                                                --------           --------
         Total current liabilities                                                 9,433             11,124
                                                                                --------           --------

Refundable advance                                                                   347                219
Stockholders' equity:
      Preferred stock, 3,000,000 shares authorized, none issued
      Common stock;  $.01 par value;  15,000,000 and 45,000,000
         shares authorized at December 31, 1996 and September 30,
         1997 respectively, 9,936,414 and 10,562,362 issued and
         outstanding at December 31, 1996 and September 30, 1997,
         respectively                                                                 99                106
      Additional paid-in capital                                                  53,604             57,224
      Retained earnings (accumulated deficit)                                       (926)             5,508
      Other equity                                                                    19                 19
      Foreign currency translation adjustment                                         86               (151)
                                                                                --------           --------
            Total stockholders' equity                                            52,882             62,706
                                                                                --------           --------
Total liabilities and stockholders' equity                                      $ 62,662           $ 74,049
                                                                                ========           ========


                The accompanying notes are an integral part of
                    these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN $000'S EXCEPT PER SHARE DATA)


                                                 For the Three Months Ended       For the Nine Months Ended
                                                       September 30,                   September 30,
                                                     1996       1997                1996        1997
                                                    ------     ------              ------      ------
Revenues                                           $ 13,513   $ 20,076            $ 36,066    $ 54,002

Cost of revenues                                      4,543      6,902              13,258      18,863
                                                   --------   --------            --------    --------
Gross profit                                          8,970     13,174              22,808      35,139

Operating expenses:
   Selling, general and administrative                3,940      5,860              10,586      15,610
   Research and development                           2,876      3,885               7,230      10,759
   Purchased in-process research and development       --         --                 4,426        --
                                                   --------   --------            --------    --------
      Total operating expenses                        6,816      9,745              22,242      26,369
                                                   --------   --------            --------    --------
Operating income                                      2,154      3,429                 566       8,770

   Interest income and other                            413        357                 942         935
   Interest expense and other                            79                            106
                                                   --------   --------            --------    --------
Other income, net                                       334        357                 836         935
                                                   --------   --------            --------    --------
Income before income taxes                            2,488      3,786               1,402       9,705

   Income tax expense                                   817      1,273               1,941       3,271
                                                   ========   ========            ========    ========
Net income (loss)                                  $  1,671   $  2,513            $   (539)   $  6,434
                                                   ========   ========            ========    ========
Primary:
   Net income (loss) per common share              $   0.16   $   0.23            $  (0.06)   $   0.58
                                                   ========   ========            ========    ========
   Weighted average common shares outstanding        10,508     11,106               9,222      11,019
                                                   ========   ========            ========    ========
Fully diluted:
   Net income (loss) per common share              $   0.16   $   0.23            $  (0.06)   $   0.58
                                                   ========   ========            ========    ========
   Weighted average common shares outstanding        10,585     11,131               9,222      11,044
                                                   ========   ========            ========    ========

                The accompanying notes are an integral part of
                    these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                  (IN $000'S)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                1996                  1997
                                                                           ----------------      ----------------
Cash flow from operating activities:
     Net income (loss)                                                       $   (539)              $  6,434
     Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
          Depreciation and amortization                                         1,137                  2,158
          Gain on sale of marketable securities                                    (3)                   --
          Purchased in process research & development                           4,426                    --
          Deferred tax asset                                                      (71)                     4
          Changes in assets and liabilities:
              Accounts receivable                                                (865)                (5,798)
              Inventories                                                      (1,515)                  (762)
              Prepaid expenses and other assets                                (1,052)                (1,015)
              Income tax receivable                                                29                   (218)
              Accounts payable                                                   (978)                   352
              Accrued expenses and other liabilities                             (377)                 2,124
                                                                             --------               --------
Cash provided by (used in) operating activities                                   192                  3,279
                                                                             --------               --------
Cash flow from investing activities:
     Additions to property and equipment                                       (1,771)                (6,254)
     Purchases of marketable securities                                       (48,723)               (22,808)
     Proceeds from the sale of marketable securities                           19,807                 24,871
     Purchase of other assets                                                  (1,441)                   (51)
     Purchase of PSR Systems, Inc. and TEKnique, Inc.,
       net of cash acquired                                                    (3,232)                  --
                                                                             --------               --------
Cash used in investing activities                                             (35,360)                (4,242)
                                                                             --------               --------
Cash flow from financing activities:
     Payments of capital lease obligation                                         (23)                  --
     Payments of long term debt                                                  (159)                  --
     Payments of bank line of credit                                              (55)                  --
     Payments of gov't advances                                                  (119)                  --
     Payments on refundable advances                                              --                    (50)
     Proceeds from refundable advance                                              60                   --
     Proceeds from issuance of common stock                                    31,584                 3,110
     Non-statutory stock options                                                   14                    14
                                                                             --------              --------
Cash provided by financing activities                                          31,302                 3,074
                                                                             --------              --------

Effect of exchange rate changes on cash                                          (124)                  283

Net increase in cash and cash equivalents                                      (3,990)                2,394

Cash and cash equivalents, beginning of period                                  6,729                 6,578
                                                                             ========              ========
Cash and cash equivalents, end of period                                     $  2,739              $  8,972
                                                                             ========              ========


                        NATURAL MICROSYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                  (IN $000'S)
                                  (CONTINUED)

                                                    Nine Months Ended
                                                      September 30,
                                               1996                  1997
                                          --------------        --------------
Noncash Transactions:
  Issuance of common stock for purchase
    of PSR Systems, Inc. and TEKnique,
    Inc.                                      $1,766                 $500
  Accrued acquisition expenses                   784
  Assets and liabilities recognized
    upon acquisition of PSR Systems,
    Inc. and TEKnique, Inc.:

      Accounts receivable                        122
      Inventories                                136
      Other current assets                        74
      Property and equipment                     409
      Purchased in process research
       and development                         4,426
      Goodwill                                   757
      Notes payable                               55
      Accounts payable                           264
      Accrued expenses and other
       liabilities                               250

                The accompanying notes are an integral part of
                    these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1997 and December 31, 1996 and the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 and consolidated statements of cash flow for the nine months ended September 30, 1997 and 1996 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flow for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reported periods. Actual results could differ from those estimates. The operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1996.

B.    INVENTORIES ($000)

Inventories consist of the following:

                             December 31, 1996             September 30, 1997
                             -----------------             ------------------
Raw materials                      $1,231                        $  572
Work in process                     2,390                         3,261
Finished goods                      1,798                         2,232
                                   ------                        ------
                                   $5,419                        $6,065
                                   ======                        ======

C.  STOCKHOLDERS' EQUITY ($000):

                                                  Common Stock       Additional                             Foreign
                                               ------------------    Paid In      Retained     Other     Translation
                                                Shares    Amount     Capital      Earnings     Equity     Adjustment       Total
                                               ------------------  ------------  ----------   --------  -------------     -------
Balance at December 31, 1996                       9,936    $ 99       $53,604      $ (926)       $19         $   86      $52,882
Exercise of common stock options                     578       7         2,526                                              2,533
Employee Stock Purchase Plan                          33                   584                                                584
Contingent stock issue                                15                   500                                                500
Grant of non-statutory options                                              10                                                 10
Net Income for the nine months
ended September 30, 1997                                                             6,434                                  6,434
Foreign Translation Adjustment                                                                                  (237)        (237)
                                                  --------------       -------      ------        ---          -----      -------
Balance at September 30, 1997                     10,562    $106       $57,224      $5,508        $19          ($151)     $62,706
                                                  ==============       =======      ======        ===          =====      =======

D.  NET INCOME PER COMMON SHARE

Fully diluted net income per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding using the treasury stock method.

The Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share", SFAS 128, which modifies the way in which earnings per share (EPS) is calculated and disclosed. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. If the Company had adopted SFAS 128 for the three and nine months ended September 30, 1996 and 1997, basic and diluted EPS would have been as follows:

For the three month period ended September 30,

                                      1996          1997
                                  --------------------------
Basic Earnings per Share             $0.17         $0.24
Diluted Earnings per Share           $0.16         $0.23

For the nine month period ended September 30,

                                      1996          1997
                                  --------------------------
Basic Earnings per Share             ($0.06)       $0.61
Diluted Earnings per Share           ($0.06)       $0.58

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

Revenue
Revenue of $20.1 million for the three months ended September 30, 1997, increased 49% from $13.5 million for the three months ended September 30, 1996. Revenue of $54.0 million for the nine months ended September 30, 1997, increased 50% from $36.1 million for the nine months ended September 30, 1996. The increases for both periods of 1997 over 1996 were primarily due to shipment of greater unit volume of Alliance Generation(R) ("AG") and VOX products and increased unit volume of manufacturing license revenue.

Revenue of $5.4 million for the three months ended September 30, 1997 from customers located outside of North America increased 64% from $3.3 million of revenue for the three months ended September 30, 1996, and represented 27% and 24% of revenue, respectively. Revenue of $15.6 million for the nine months ended September 30, 1997 increased 39% from $11.2 million for the nine months ended September 30, 1996, and represented 29% and 31% of revenue, respectively. The percentage increase in non-North Amercia revenue for the three months of 1997 over 1996 and the dollar increase for all periods were due to increased unit sales primarily to customers in Asia and Latin America. The percentage decrease in non-North Amercia revenue for the nine months ended September 30, 1997 versus the nine months ended September 30, 1996 was attributable to more rapid revenue growth in the North American market in 1997.

Gross Profit

Gross profit of $13.2 million for the three months ended September 30, 1997 increased 47% from $9.0 million for the three months ended September 30, 1996, and represented 66% of revenue for both periods. Gross profit of $35.1 million for the nine months ended September 30, 1997 increased 54% from $22.8 million for the nine months ended September 30, 1996, and represented 65% and 63% of total revenue, respectively. The increase as a percent of revenue for 1997 is primarily attributable to increased unit volume of AG products which have higher gross profit margins, higher manufacturing license revenue, and increased overall unit volume without a corresponding increase in manufacturing overhead. Gross profit for the nine months ended September 30, 1996 was impacted by revenue realized from a European customer with lower margins associated with a system contract.

Selling, General and Administrative

Selling, general and administrative expense of $5.9 million for the three months ended September 30, 1997 increased 49% from $3.9 million for three months ended September 30, 1996 and represented 29% of revenue for both periods. Selling, general and administrative expense of $15.6 million for the nine months ended September 30, 1997 increased 47% from $10.6 million for the nine months ended September 30, 1996 and represented 29% of revenue for both periods. These increases in expense were due to costs associated with increased selling activity as well as increased costs for marketing, international operations, and technical support. Costs associated with the Company's new headquarters facilities occupied in May, 1997 increased selling, general and administrative cost for the three and nine months ending September 30, 1997.
The Company expects that its selling, general and administrative expenditures will continue to increase, but may vary as a percentage of future product revenue in future periods.

Research and Development

Research and development expense of $3.9 million for the three months ended September 30, 1997 increased 35% from $2.9 million for three months ended September 30, 1996, and were 19% and 21% of revenue, respectively. Research and development expense of $10.8 million for the nine months ended September 30, 1997 increased 50% from $7.2 million for nine months ended September 30, 1996, and were 20% of revenue for both periods. The increase in research and development expense was due to increased personnel and development project related costs for both periods. The Company expects that its research and development expense will continue to increase, but may vary as a percentage of future product revenues in future periods.

In-Process Research and Development

The acquisition of TEKnique was accounted for as a purchase and, accordingly, the purchase price has been allocated to assets purchased and liabilities assumed based on the fair values at the date of acquisition. In connection with the merger $4.4 million of purchased in-process research and development costs were charged to expense in the three and nine months ended September 30, 1996.

Other Income, Net

Other income, net was $357,000 and $334,000 for the three months ended September 30,1997 and 1996, respectively. Other income, net was $935,000 and $836,000, for the nine months ended September 30,1997 and 1996, respectively. Increased interest income for all periods resulted from higher cash balances as a result of the Company's February 1996 follow-on stock offering.

Income Tax Expense

Income tax expense was $1.3 million and $817,000 for the three months ended September 30, 1997 and 1996, respectively. Income tax expense was $3.3 million and $1.9 million for the nine months ended September 30, 1997 and 1996, respectively. Income taxes were provided based on an effective tax rate which differed from the U. S. federal statutory rate primarily due to state and foreign income taxes and income tax credits for all periods presented. Income taxes were reduced for both periods of 1996 due to the effect of net operating loss carry forwards.

Operating and Net Income (Loss)

As a result of the foregoing, operating income was $3.4 million and $2.2 million for the three months ended September 30, 1997 and 1996, respectively. Net income was $2.5 million and $1.7 million for the same periods, respectively. Operating income was $8.8 million and $566,000 for the nine months ended September 30, 1997 and 1996, respectively. Net income (loss) was $6.4 million and ($539,000) for those periods, respectively.

Liquidity And Capital Resources

Cash provided by operations for the nine months ended September 30, 1997 and 1996 was $3.3 million and $192,000, respectively. Cash was provided by increased net income and increased accounts payable and accrued expense offset by increased accounts receivable and inventories associated with increased revenue as well as an increase in prepaid expense and other assets. Cash was provided by operations for the nine month period ended September 30, 1996 from net income partially offset by increases in accounts receivable and inventory to support increased revenue.

Cash used in investing activities for the nine months ended September 30, 1997 and 1996 was $4.2 million and $35.4 million, respectively. For both periods cash was used to purchase property and equipment of $6.3 million and $1.8 million, respectively. Property and equipment purchases increased significantly for 1997 related to the Company's new headquarters facilities. For 1996, cash of $3.2 million was used to purchase TEKnique.

Cash provided by financing activities in the nine months ended September 30, 1997 and 1996 was $3.1 and $31.3 million, respectively. The increase for 1996 was due to proceeds from the issuance of common stock including the Company's follow-on stock offering of approximately $30.1 million, net of costs of $1.2 million; and exercise of warrants for $585,000. Cash was provided by financing activities in both periods including the issuance's of stock under the Company's employee stock option and stock purchase plans.

Current assets at September 30, 1997 were $61.0 million, 13% more than current assets of $54.0 million at December 31, 1996. Current liabilities at September 30, 1997 were $11.1 million, 18% more than current liabilities of $9.4 million at December 31, 1996.

For U. S. federal income tax purposes the Company has net operating loss carryforwards available to reduce future income of approximately $4.4 million at September 30, 1997. These carryforwards expire beginning in 2002. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $750,000 under Internal Revenue Code section 382.

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



                                    Natural MicroSystems Corporation



Dated: November 14, 1997            By  /s/ Robert P. Schechter
                                      ------------------------------
                                      Robert P. Schechter
                                      President and Chief Executive Officer



Dated: November 14, 1997            By  s/ John F. Kennedy
                                      ------------------------------
                                      John F. Kennedy
                                     Chief Financial Officer

                        Natural MicroSystems Corporation
                                 Exhibit Index


                                                            Page
                                                            ----

11.1   Statement of Computation of Earnings Per Share        14
27.1   Financial Data Schedule                               15