Form 10-K
period 1997-12-31
NATURAL MICROSYSTEMS CORP
filed 1998-03-24
CIK 915866

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

                                    FORM 10K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994 [NO FEE REQUIRED] For the transition period from _________ to _________


                          Commission File No. 0-23282

                       NATURAL MICROSYSTEMS CORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                04-2814586
                 --------                                ----------
(State or other jurisdiction of incorporation         (I.R.S. employer
             or organization)                       identification number)

       100 Crossing Boulevard,                              01702
       Framingham, Massachusetts                            -----
       --------------------------                        (Zip code)
 (Address of principal executive office)


                        Registrant's telephone number,
                       including area code: 508-620-9300


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10K or any amendment to this
FORM 10K.   [_]

As of March 6, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $437 million, based on the closing price on such date of the registrant's Common Stock on The Nasdaq Stock Market. As of March 6, 1998, 10,846,163 shares of Common Stock, $.01 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of (i) the registrant's Annual Report for the fiscal year ended December 31, 1997 are incorporated into Parts II and IV of this FORM 10K and
(ii) the registrant's Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the registrant are incorporated into Part III of this FORM 10K.

                           EXHIBIT INDEX ON PAGE 24

THE FOLLOWING ARE TRADEMARKS AND TRADENAMES OF THE COMPANY INDICATED.

AG, AG/2/, AGAccess, AG-Real Time, CTAccess, Distributed CTAccess, Diva, FMIC, Fusion, ME Library, ME/2, ME/X, Multi-Line, Multi-Line Engine Library Series, NaturalFax, NaturalMedia, NaturalPlatforms, NaturalRecognition, NaturalText, Open Telecommunications, SwitchPath, Telephony Services Architecture, TSA, TX, and VBX are trademarks, Alliance Generation and Watson are registered trademarks and Natural MicroSystems is a trade name of the registrant. Multi-Vendor Integration Protocol and MVIP are trademarks of GO-MVIP, Inc. VOX is a trade name of, VOX S. A., a wholly owned subsidiary of the registrant. This Form 10K also includes references to trademarks and trade names of companies other than the registrant, including OS/2(R), TouchTone(R), UNIX(R), and WindowsNT(R).

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


                                    PART I

ITEM 1.  BUSINESS.
         ---------
Overview

Natural MicroSystems Corporation (the Company) designs, manufactures and markets integrated hardware and software products which enable its customers to develop and implement high value telecommunications applications and systems based on open, standards-based, client-server architectures, collectively referred to as Open Telecommunications. Use of the Company's products permits the direct interaction of such applications and systems with the public switched telephone networks (PSTN) and public or private data networks (e.g. the Internet), both domestically and internationally, and with end-users' internal telephone and data processing systems. The principal functions provided by the Company's products include connection to and monitoring of the PSTN and data networks, call switching, call control, recognition and generation of TouchTone signals, digital encoding and decoding of voice (store and forward and real-time), integration of mixed media resources (facsimile, speech recognition and text-to-speech), access to computer-based information, gateways and protocols to data networks including TCP/IP, PPP, SNA, X.25, SS7, and the codification, framing and real-time transport of circuit switched information over packet switched networks.

The Company's customers are primarily original equipment manufacturers (OEMs), independent software vendors (ISVs), value added resellers (VARs), and systems integrators, which incorporate enhanced telecommunications services in a wide variety of applications and systems; telecommunications service providers, which offer services to commercial or other end-users; and international distributors. These customers, utilizing the Company's enabling technology products, have developed numerous applications and systems which automate tasks, enhance productivity, reduce costs and improve customer service. Such applications and systems are generally in the areas of messaging, automated attendant, interactive voice response (IVR), specialized switching, call centers and computer telephony integration, enhanced network services, call and data recording, infrastructure, IP (Internet Protocol) telephony, intelligent networks (IN), toll bypass and IP to PSTN gateways. Specific examples of these applications are telephone banking, medical alert and prescription services, hotel and hospital information systems, transaction card authorization, telemarketing, help desks, school bulletin boards, long distance least-cost routing and bypass, cellular and other wireless switching services, security monitoring, and automated operator services.

The Company believes it has been and continues to be a technology leader in Open Telecommunications. It pioneered the use of digital signal processing chips
(DSPs) for PC-based computer telephony applications with its Watson product, which was introduced in 1984. DSPs provide the processing power required for signal computing algorithms used for real-time encoding and decoding of voice, including compression, maintaining high quality tone detection, call control, and other mixed media functions, while minimizing the use of the host computer's processing resources. In 1993, based on its long experience in using DSPs in combination with its own proprietary algorithms, the Company introduced the Alliance Generation (AG) product line, which the Company believes is the most powerful, fully-featured, PC-based enabling technology currently available. The AG product line is fully compatible with Multi-Vendor Integration Protocol
(MVIP) and H.100 from the Enterprise Computer Telephony Forum (ECTF), widely-adopted standards for interoperability and switching among telephony resources. See "Standards". The Company's Telecommunications Services Architecture (TSA) provides a framework in which cost-effective Open Telecommunications products can form the basis for high value applications and systems, which the Company believes are characterized by one or more of the following attributes:

 . High capacity and performance

 . Sophisticated software-based switching capabilities

 . Mixed media support

 . Rapid time to market

 . High availability

TSA is designed to be open, standards-based, layered, operating system-independent, modular and scaleable. It encompasses integrated hardware, software and media extension products which build upon the structure of the Company's AG product line. It is comprised of DSP platforms which provide the developer with algorithm processing capabilities, software-based switching, and telephone line interfaces (Natural Platforms); media extension software which allows developers to use facsimile, speech recognition, and text-to-speech capabilities (Natural Media); and software applications programming interfaces
(APIs) and development tools (Natural Access).  See "Products".

The Open Telecommunications Market

The first systems to integrate telephony and computer functions created "Computer Telephony Integration (CTI) applications in the early 1980s. Applications such as voice messaging and automated attendant were used primarily by Fortune 500 companies. These early systems used proprietary hardware and software. With the increased performance capabilities and general acceptance of PCs, two trends emerged. The first, the shift from closed proprietary hardware and software to open, standards-based commodity computing PC architectures and software, resulted in more cost-effective applications. The second, the shift from central office or centralized computing environments to distributed or client-server computing architectures, resulted in more widespread adoption. As a result of these trends, application developers bring their products to market more quickly and at lower cost, increasing the overall demand for Open Telecommunications products and services.

The market for Open Telecommunications systems has grown substantially since it began in the 1980s. Presently the Company views the telecommunications equipment market as having four segments:

--------------------------------------------------------------------------------
                         APPLICATIONS                    INFRASTRUCTURE
--------------------------------------------------------------------------------
NETWORK BASED       voice and fax messaging systems      wireless and wireline
                    one number "follow me" systems       central office switches
                    international call back              system signaling 7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   prepaid calling card systems
                   renumbering systems
-------------------------------------------------------------------------------
ENTERPRISE BASED   premise based voice and fax      private branch exchanges
                   mail systems                     automatic call distributors
                   interactive voice response       IP gateways
                   systems (IVR)
                   call centers
-------------------------------------------------------------------------------

The first segment to adopt Open Telecommunications was enterprise based applications (sometimes referred to as computer telephony integration), specifically voice mail and IVR systems. The Company believes that most new entrants and many existing participants in this segment purchase enabling technology rather than develop it themselves; accordingly, the segment is primarily based on Open Telecommunications concepts. The second segment to adopt Open Telecommunications technology was Network based Applications.
Initial products were primarily messaging platforms for service provider networks. Other applications soon followed including one number "follow me" systems, international call back, prepaid calling card systems and renumbering systems. The Company believes that most new entrants to this market purchase enabling technology rather than develop it themselves. Open Telecommunications technology has been little used in the infrastructure segments to date. The Company believes these segments require high availability systems. The Company anticipates these segments will accept Open Telecommunications products, in lieu of proprietary technology, as platforms as high availability product offerings become available.

The Company is focused on enabling technology which underlies the entire Open Telecommunications applications and systems market. This enabling technology may be further divided between open, standards-based commercially available products of the type offered by the Company and proprietary enabling components developed and used by some application developers. There is a continuing trend among developers who use proprietary enabling components to shift to commercially available enabling technology products in lieu of updating their proprietary components. The momentum of Open Telecommunications and the pace of improvement of the Company's offerings frequently surpass the resources and capabilities of the proprietary component developers. The Company believes the enabling technology market will experience strong growth due to the expansion of the overall Open Telecommunications market and the continuing shift from proprietary components to open, standards-based enabling technology products.

Strategy
The Company's strategy is to expand its business by concentrating product development and marketing efforts in market segments worldwide which are characterized by high value applications and systems. The Company concentrates its marketing efforts on new entrants to these segments and on specific potential customers currently using their own proprietary components or products of the Company's competitors.

The Company's strategy requires it to offer a broad range of enabling technology products not only for applications and systems in Enterprise markets but also for the emerging markets of Network based Applications as well as Enterprise and Network Infrastructure. Rather than attempting to develop all such enabling technologies with its own resources, the Company designs its products based on interoperability and open standards, including MVIP and others such as H.100 promoted by the ECTF, International Telecommunications Union (ITU), the Voice over IP Forum of the International Multimedia Consortium's H.323, Microsoft Windows NT and UNIX. In addition, the Company pursues development, supply and licensing arrangements with companies which have developed complementary technologies. See "Products" and "Standards".

The following are key features of the Company's strategy:

Provide Open Computing Platforms

The Company's objective is to support open architectures, allowing developers to utilize standards-based products or components from multiple vendors, thereby reducing development time and obtaining the advantages of advances made in complementary technologies. These products must be accessible to developers and other third parties allowing them, through the use of the Company's software development kits, to develop software and algorithms for its platforms. The Company's products must provide support for different programming models and platforms, allowing developers to build applications and systems utilizing existing development skills and tools as well as support multiple operating systems.

Focus on High Value Applications and Systems
The Company's objective is to provide its customers with a broad range of enabling technology that support the creation of applications and systems with the following characteristics:


 . High capacity and high performance, enabling developers to build highly cost-effective applications and systems that accommodate large numbers of telephone lines in a single P.C. slot, in a single computer chassis or through networked or multi-chassis systems with the lowest use of host processor resources.

 . Mixed media support, enabling developers to build applications and systems incorporating different media types such as voice, facsimile, speech recognition, text-to-speech, and data.

 . Sophisticated software-based switching, enabling developers to easily and automatically route signals to and effectively utilize the appropriate system resources.

 . Time to market support, providing developers with an easy to use software development environment and complementary services that promote a rapid time to market for our developers products.

 . High availability systems, a currently emerging capability, will enable developers to build Infrastructure applications and systems.


Partnership Based Distribution Model
The Company provides enabling technology products to a broad network of OEMs, VARs, ISVs, systems integrators and telephony service providers for incorporation into the products and services they deliver to end-users. The Company believes this multi-channel distribution strategy leverages the significant development, marketing, and distribution expertise of its customers. The Company intends to expand this network with aggressive investment in developer support, services, communications, and partner marketing programs.


Global Presence
The Company believes that its products must be developed for global markets, allowing developers to integrate their applications and systems into a wide variety of telephone and data networks using Company products which are compatible with signaling protocols approved for use in numerous countries. The Company believes that it must have a presence in the fastest growing and largest international markets. The Company uses its technological expertise, open architecture, and familiarity with international regulatory requirements to obtain the approvals required for use of its products in principal foreign markets. As of the date hereof, the Company's products have been incorporated into products sold to end-users in over 40 countries around the world


Pursue High Growth Markets
The Company is focusing its marketing and business development efforts in areas where significant growth opportunities exist. These include:

 . Enterprise based Applications. This market accounts for a significant portion of the Company's current revenues. The Company continues to believe the transition of computer telephony applications (such as messaging, IVR, and call centers) from proprietary to open enabling technology represents a high growth opportunity. The Company actively pursues new entrants to these segments as well as existing entities who are considering a move to open architectures or from competing vendors' products.

 . Network based Applications. Systems and applications which are part of a service provider's network. Virtually all new offerings are based upon open enabling technology. This is a high growth opportunity as it supports the network operators' strategy of differentiating their services offerings.

 . Enterprise and Network Infrastructure. The Company's products are currently used by customers developing next generation wireless and wireline network equipment, and next generation PBX's (private branch exchanges). The Company's products are used for routing and switching, and transcoding of signals. The Company believes this is a large, untapped market that will be addressable as high availability PC-based systems emerge.


Products
The Company's products are integrated hardware and resident software, mixed media extensions, development tools, and communication protocols which enable its customers to develop and implement Open Telecommunications applications and systems. The Company's integrated hardware and software products use DSPs combined with proprietary and third party algorithms and proprietary control software to optimize computing power. The products are based upon open architectures and industry standards such as MVIP, the PCI and ISA buses and the WindowsNT and certain UNIX operating systems. The products are interoperable and scaleable, permitting physical expansion of telephone line capacity without software modification. The combination of high computing power and open, standards-based and scaleable features enables developers to efficiently produce applications with high quality speech and other high performance functions. The Company's platform products consist of printed circuit boards containing DSPs, analog or digital telephone network interfaces, memory, DSP algorithms, communications protocols, and other software.

TSA is open, standards-based, layered, operating system-independent, modular and scaleable. The Company believes TSA saves developers time and effort when developing sophisticated applications and systems. The elements of TSA include: the Company's integrated hardware and software platforms which are referred to collectively as Natural Platforms; mixed media extensions for facsimile, speech recognition and text-to-speech, referred to collectively as NaturalMedia and including Natural Fax, Natural Recognition and Natural Text; and a software product line called Natural Access, an API for telephony applications. The relationship between various elements of TSA are shown in the following illustration.


                    TELECOMMUNICATIONS SERVICES ARCHITECTURE



---------------------------------------------------------------------------------------------------
Product Families                    Functions                         Key Products
----------------------              ------------------------          --------------------
Natural Access                      Application Programming           CTAccess
Software Development                Interfaces                        Active AG
Environments                        Development Tools
                                    Switching Software
                                    Libraries
----------------------              --------------------              --------------------
Natural Media                       Facsimile                         Natural Fax
Mixed Media Extensions              Speech Recognition                Natural Recognition
                                    Text-to-Speech                    Natural Text
----------------------              --------------------              --------------------
Natural Platforms                   Digital Signal Processing         AG Quad T1/E1
DSP Hardware &                      Switching                         Fusion
Software                            Network Interface                 AG T1/E1
                                    IP network routing                TX-2000/3000
                                    SS-7 protocols                    AGConnect
                                                                      Unity-4
---------------------------------------------------------------------------------------------------

Natural Platforms
NaturalPlatforms are integrated hardware and software products with DSP resources, telephone network interface technology, and a software-based switching fabric. The principal product line within Natural Platforms is the AG family.

The Alliance Generation
Introduced in 1993, the AG family consists of a set of full-function configurations, including platform or "mother" boards. Each AG mother board includes connectors for a "daughter" board which either expands the number of ports or adds mixed media functionality. AG platforms use powerful DSPs characterized by the capacity to process multiple tasks, including dynamic allocation of ports, on each DSP. Each AG product includes an Intel x86 family co-processor which controls the assignment of DSP functions and minimizes diversion of the host processor. AG products which do not include on-board telephone network interfaces are deployed with analog or digital network interface cards. All AG products include an MVIP or H.100 interface which provide switching fabrics and the capability to inter-operate with third party products.


 . The Unity-4 provides call processing for up to four analog network interfaces, supports NaturalFax and Natural Recognition, and a single chip implementation of the H.100 circuit . The list price for an Unity-4 is $995.

 . The AG-8 provides call processing for up to eight analog network interfaces and a single chip implementation of the MVIP circuit. The list price for an AG-8 is $2,495.

 . The AG-T1/E1 provides T1 (24 port) or E1 (30 port) service and is configured with an on-board digital network interface at a list price of $5,995 for T1 and $6,495 plus a $750 protocol runtime license for E1.

 . The AG-24/30 provides voice processing for T1 or E1 service without on-board analog or digital network interface at a list price of $4,600 for T1 and $5,500 plus a $750 protocol runtime license for E1.

 . The AG Quad-T1/E1 provides four T1 (96 port) or four E1 (120 port) service utilizing only one PCI slot in a PC chassis and is configured with an on-board digital network interface at a list price of $10,100 for T1 and $11,100 plus a $750 protocol runtime license for E1.

 . The Company offers a series of daughter boards in the AG product line. The
  Ally serves either to increase the number of ports on AG platforms or to provide increased processing power for other third party algorithms. The AG-Real Time allows up to 24 lines of low latency transcoding of wireless signals or real-time compression of voice for packetizing for transport to an IP router for IP telephony applications. The Diva I and II daughter boards provide the means to implement high capacity speech recognition and text-to-speech capabilities by providing additional DSP resources in AG products. These capabilities are currently being implemented on the Diva I and II under licenses granted by Voice Control Systems, Inc. (speech recognition) and Lernout and Hauspie Communications Corporation (text-to-speech). The Ally, the AG-Real Time and the Diva I and II have list prices of $3,100, $4,500, $2,500 and $7,995, respectively.


Network Interfaces
Additional products within the NaturalPlatforms product family include analog line and station interface boards (AGConnect) for between eight and 24 lines with list prices ranging from $1,735 to $5,625. The Company has implemented the MVIP multi-chassis standard on its own MC-1 platform for multi-chassis switching with a list price of $1,795.

Natural Media Extensions
To support mixed media applications, the Company provides facsimile, speech recognition and text-to-speech conversion technologies through integration of the following NaturalMedia extension products with NaturalPlatforms:

 . Natural Fax
  Natural Fax is a software-only extension to the AG platforms with a list price of $375 per port. Applications include fax-back order confirmation, inquiry response and facsimile broadcasting.

 . Natural Recognition
  Natural Recognition is a software extension to the AG platform line which is implemented on the Diva I and II daughter boards pursuant to a license granted by Voice Control Systems, Inc. with list price of $850 per port. Applications using this technology provide, among other things, speaker identification and an alternative to TouchTone input.

 . Natural Text
  Natural Text is a software extension to the AG platform line offered by the Company which is implemented on the Diva I and II daughter boards pursuant to a license granted by Lernout and Hauspie a list price of $875 per port. Applications include telephone access to e-mail, stored facsimile messages, or other data.


Natural Access Software
The Company offers and is developing a variety of software APIs and development tools to facilitate the development of Open Telecommunications systems and applications. These tools allow developers, working with common programming languages and different programming models, independent of host platforms and operating systems, to incorporate computer telephony functionality without writing low-level code. The TSA elements in this layer are:

 . CTAccess
  CTAccess is an advanced development kit that includes AGAccess plus interfaces to other platforms, MVIP and H.100 switching and mixed media extensions. CTAccess is a layered development toolkit for OEMs, VARs and systems integrators that build applications and systems using media other than that available on AG products and third party APIs. CTAccess development kits are available at a list price of $1,995 and run-time licenses are available at a list price of $225 per platform.

 . ActiveAG is an 32-bit ActiveX control exposing the AG telecommunication features. ActiveX is a Microsoft software technology that simplifies application development integration, reducing development cost and time when integrating telephony features with Microsoft's Exchange messaging server and Outlook client as well as Microsoft's database software products. ActiveAG also enables telephony features to be seamlessly integrated with horizontal Rapid Application Development tools such as Microsoft VisualBasic, Sybase PowerBuilder, and Borland Delphi.


TX2000/3000 Platforms
The TX2000/3000 are single slot platforms for data communications and networking applications with a number of protocols, including SS7, X.25, TCP/IP and SNA. The TX2000/3000 are MVIP compliant, and configurable network interface protocols including dual T1/E1, Ethernet, and V.24 and V.35. The TX2000/3000 is available at list prices of $2,375 to $8,450 dependent on configuration and protocol selected.

Fusion
The Company believes that the Fusion platform is the first open scaleable enabling technology product for IP telephony also referred to as "voice over the Internet". Fusion provides developers with the scaleability, openness and programmability required for building server-based IP telephony applications, such as toll by-pass or Web enabled call centers. Fusion is MVIP compliant and comprised of a set of integrated hardware and software platforms with a Windows-NT based set of APIs. Fusion is comprised of three existing products, the AG-T1/E1 or AG - 8, an AG-Real Time, and the TX2000/3000.

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

All of the Company's products are discounted for volume purchases. Prices for all VOX products set forth above have been converted from French francs to United States dollars based on current exchange rates.

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

Customers
The Company has developed strong relationships with a diverse array of customers. The following chart lists representative customers within the markets the Company serves as defined above by the type of applications and systems each create using the Company's enabling products.



ENTERPRISE APPLICATIONS                  ENTERPRISE INFRASTRUCTURE
-----------------------                  -------------------------
Aspect Telecommunications                Inter-Tel
Alcatel Business Systems                 Lucent Technologies
Centigram Communications                 Netspeak
Edify
Homisco
Ontario Systems
Smart Dial

NETWORK APPLICATIONS                     NETWORK INFRASTRUCTURE
--------------------                     ----------------------
Atlas Telecom                            Alphanet Telecom
Boston Technology                        Clarent
Centigram Communications                 Inter-Tel
France Telecom                           Lucent Technologies
Park & View                              Netspeak
Tecnet Teleinformacia                    Uniden America

The customers appearing in the above chart accounted in the aggregate for approximately 47.6% of the Company's total revenues in 1997.

During 1997, no customer accounted for 10% of the Company's revenue. During 1996 one customer, Centigram Communications Corporation accounted for 13.9% of the Company's revenue. For 1995, Alcatel Business Systems (Alcatel), accounted for 11.9% of the Company's revenue. The Company currently receives manufacturing license revenue from another customer and may from time to time grant manufacturing rights to certain customers.

Developer support, which the Company recognizes as an important element in maintaining and enhancing customer relationships, is provided by a customer support group of 17 employees located at the Company's Framingham, MA, Hong Kong, and Paris, France facilities. These employees assist customers in the development of their products by providing advice and solutions, not only with respect to the Company's products but also regarding telephone networks and complementary technology and products.

Sales, Marketing and Distribution
The Company focuses its sales and marketing efforts on OEMs, VARs, ISVs, systems integrators, telephony service providers and international distributors. The Company markets its products in North America through a sales and marketing organization of 57 employees, 47 of whom are located at the Company's headquarters in Framingham, and the others in regional sales offices located in Atlanta, GA, Dallas and Houston, TX, Red Bank, NJ, Schaumburg, IL, Los Angeles and San Jose, CA, and Vienna, VA. The Company markets its products outside North America through a direct sales and support organization of 17 employees and through international distributors. The Company has European, Latin American and Asian subsidiaries, with direct sales offices in Paris, Frankfurt, Madrid, Buenos Aires, Tokyo, Singapore, Hong Kong and Cambridge,UK. These offices are responsible for developing customers, including distributors, and for providing customer and sales support. The Company markets its products in Japan through a distribution relationship with Nippon Telephone and Telegraph.

The Company believes that its international presence enhances its ability to sell its products and to obtain necessary regulatory approvals for the interconnection of the Company's products to foreign telephone networks under applicable government electrical safety standards and signaling protocols. The Company's current product lines have been incorporated into products sold to end-users in approximately 40 foreign countries, including Brazil, France, Germany, Japan, the United Kingdom and China. During 1997, 27.9% of the Company's revenues were from sales outside North America, including approximately 15.1% from sales to customers in Europe.

Competition
The market for the products of the type supplied by the Company is highly competitive. The Company has numerous competitors whose products compete with one or more of the Company's products. The products of one competitor, Dialogic Corporation, which is larger than the Company and has greater resources available to it, compete directly against the Company's full range of products. As the Company enters new markets, it expects to encounter competition from additional competitors, some of which may have greater resources than the Company. In addition, certain large applications and systems developers use their own proprietary computer telephony enabling components as an alternative to purchasing commercially available products such as those sold by the Company. The principal factors affecting competition in Open Telecommunications enabling technology include reliability, scaleability, ease of use, price/performance, port capacity, quality, network and call management, the ability to accommodate customer requirements, service, support, engineering expertise, regulatory approval, and product availability. The Company believes that it currently competes favorably with respect to these factors.

Research and Development
The Company believes that extension and enhancement of existing products, development of new products and support of joint product development activities are critical to its future success. During 1997, 1996, and 1995, the Company spent $14.9, $10.3 and $6.9 million, respectively, on research and development, equal to 19.7%, 20.1% and 20.9%, respectively, of its revenues for such years.

The Company's current research and development is conducted by 125 employees located at its headquarters in Framingham as well as in Schaumburg and Paris. The Company's current research and development is focused on Natural Access software, the next generation of its NaturalPlatforms product line, the AG-family, its IP telephony products, Fusion and associated vocoders, network integration, internationalization of products, data communications and intelligent network protocols and platforms, and new low cost architectures.

Operations
The Company's manufacturing operations consist primarily of quality control and testing of completed products. In each of North America and Europe, the Company relies on a single ISO 9002 certified contract manufacturer to assemble printed circuit boards of the AG and VOX product lines. The TX product family is assembled in North America by a qualified contract manufacturer who is not yet ISO 9002 certified. In each case the Company has identified a second source for assembly of its circuit boards, but if any of its current manufacturers became unable or unwilling to manufacture such boards, the process of transitioning to an alternative manufacturer would take up to several months which could have a short-term adverse effect on the Company's business. During 1996, the Company received ISO 9002 certification for its Framingham facility.

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

Employees
As of December 31, 1997, the Company had 280 full-time employees, including 34 in sales, 23 in marketing, 125 in research and development, 17 in developer support, 36 in operations, 8 in sales engineering and 37 in administration and finance. None of the employees is represented by a labor union. The Company has never experienced a work stoppage and considers its relations with its employees to be good.

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

Risk Factors
Variations in Operating Results. The Company's results of operations have varied from quarter to quarter and, in recent quarters, more than half of its revenue has been received in the final month. These variations result from a number of factors, including timing of customer orders, adjustments of delivery schedules to accommodate customer or regulatory requirements, availability of components from suppliers, timing and level of international sales, mix of products sold, and timing and level of expenditures for sales, marketing and new product development. The Company has historically operated with little backlog and substantially all of its revenues in each quarter have resulted from orders received in that quarter. If short-term demand for the Company's products declines, or if the Company is unable to secure adequate materials from its suppliers, the Company's results of operations for that quarter would be adversely affected. No assurance can be given that these quarterly variations will not occur in the future and, accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

Competition. The market for products of the type supplied by the Company is highly competitive. The Company has numerous competitors whose products compete with one or more of the Company's products. The products of one competitor, Dialogic Corporation, which is significantly larger than the Company and has significantly greater resources available to it, compete directly against the Company's full range of products. As the Company enters new market segments in Open Telecommunications, it expects to encounter competition from additional competitors, some of whom may have greater resources than the Company. In addition, certain large applications and systems developers use their own proprietay computer telephony enabling components as an alternative to purchasing commercially available products such as those sold by the Company.

Market Acceptance of Products; Technological Changes. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's near term success and future growth is substantially dependent upon continuing market acceptance of its products. The Company's future success will in large part depend on its continued ability to enhance its existing products and to develop new products to meet changing customer requirements and emerging industry standards. There can be no assurance that the Company will successfully develop new products and enhancements, including its Natural Access software line, Quad T1, Quatro, Fusion, and SS7 products, on a timely basis or that such products and enhancements will achieve market acceptance. Delay in the development of these products and enhancements or their failure to achieve market acceptance could adversely affect the Company's business. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. A recently concluded standards effort within the Enterprise Computer Telephony Forum (ECTF) has specified a single interconnection protocol, H.100, which is intended to unify future products, at least at the level of hardware interconnection and switching. The Company is an early endorser of the ECTF's H.100 specification and is designing future products to this specification. There can be no assurance that H.100 will be widely adopted or that it will be adopted in a time frame beneficial to the Company. Use of alternative standards or a delay in the adoption of H.100 could adversely affect the Company's business

Integration of Acquisitions. The successful integration of the operations of its acquisitions with those of the Company will continue to require, among other things, the coordination of the respective product offerings of the Company and those of its acquisitions and related sales, marketing, development and administrative activities. There can be no assurance that the Company will not encounter unexpected difficulties in such integrations or that the expected benefits will be realized. Any unexpected delays or costs incurred in such integration could have a material adverse effect upon the Company.

Limited Protection of Proprietary Technology. The Company's success is dependent upon proprietary technology. The Company currently has no patents and protects its technology primarily through copyrights and trade secrets. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent the misappropriation of its technology or the independent development by others of similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims. If infringement is alleged, there can be no assurance that the Company would prevail or that any necessary licenses would be available on acceptable terms, if at all. In any event, patent and other intellectual property litigation can be extremely protracted and expensive.

Dependence on Market Success of Third Parties. The Company's customers are primarily original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators, telephony service providers, and international distributors. The Company's revenues are dependent upon the ability of its customers to develop and sell computer telephony applications and systems to end-users. Factors affecting the ability of the Company's customers to develop and sell their products include competition, regulatory restrictions, patent and other intellectual property issues, and overall economic conditions. No customer accounted for more than 10% of the Company's revenue in 1997. One customer accounted for 13.9% of the Company's revenue in 1996 and a second customer accounted for 11.9% of the Company's revenues in 1995. There can be no assurance that these customers or any customer will continue to purchase similar volumes of the Company's products.

Dependence on Outside Suppliers and Contract Assembly Manufacturers. The Company relies on various suppliers of components for its products. Many of these components are standard and generally available from multiple sources. However, certain custom integrated circuits and other devices which are components of one or more of the Company's products are acquired by the Company from single source suppliers. Although the Company believes it could develop other sources for each of these custom devices, the process could take several months, and the inability or refusal of any such source to continue to supply devices could have a material adverse effect on the Company pending the development of an alternative source. The Company also currently relies on a single contract manufacturer to assemble printed circuit boards for its European operations. The Company also currently relies on two sole source contract manufacturers to assemble printed circuit boards for each of its North American computer telephony and intelligent network operations. Although a number of such contract manufacturers exist, the interruption or termination of the Company's current manufacturing relationships could have a short-term adverse effect on the Company's business.

Risks Associated with International Operations. The Company's sales to customers outside North America accounted for 27.9% of the Company's revenues in 1997. In addition, the Company believes that a material portion of its domestic sales ultimately result in the use of the Company's products outside North America. Accordingly, a significant portion of the Company's revenues are subject to the risks associated with international sales. The Company has significant assets denominated in French currency and has denominated a significant portion of its sales in French currency. Further, customers generally evaluate the purchase of the Company's products based on the purchase price expressed in the customer's currency. Therefore, changes in foreign currency exchange rates may adversely affect the sale of the Company's products. The Company does not currently engage in currency hedging transactions to offset the risks associated with variations in currency exchange rates. In addition, international markets have different regulatory environments than those of the United States, and the Company is required to obtain approval for its products prior to their use in other countries. There can be no assurance that changes will not occur in such regulations or that, if such changes occur, the Company will be able to continue to sell its products into the affected markets. In addition, the Company's international business may be adversely affected by risks such as political instability, trade and tariff regulations, difficulty in obtaining export licenses, difficulties or delays in collecting accounts receivable, and difficulties in staffing and managing international operations.

Possible Volatility of Stock Price. Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

Dependence on Key Personnel. The Company is highly dependent on certain key executive officers and technical employees, the loss of any of whom could have an adverse impact on the future operations of the Company. In addition, the Company will need to hire additional skilled personnel to support the continued growth of its business and the market for skilled personnel, especially those with the technical abilities required by the Company, is currently very competitive. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees.

Certain Charter Provisions with Anti-Takeover and Other Effects. The Company's Board of Directors has the power to issue shares of Common Stock and Preferred Stock which, if issued, could dilute and adversely affect various rights of the holders of Common Stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company. The Company's Certificate of Incorporation also provides for a classified board of directors and contains other provisions which may also discourage an unsolicited takeover attempt. These provisions could limit the price that investors might be willing to pay in the future for shares of Common Stock and could make it more difficult for stockholders of the Company to effect certain corporate actions.


ITEM 2.  PROPERTIES.
         -----------

The Company's headquarters are located in Framingham and consist of approximately 100,000 square feet of space under a lease which expires in May, 2012. Base rent in 1997 for the Framingham headquarters was approximately $976,000. Annualized base rent for this facility is approximately $893,000 initially, increasing to $1.4 million in year 15.

The Company's main European facilities are located in Paris and consist of approximately 10,600 square feet of space under a lease expiring November 1998 with an extension option to January 2001. Base rent in 1997 was approximately $105,000. The Company's Schaumburg, IL facilities consist of approximately 10,000 square feet of space leased until the year 2000 with an option to extend to January 2004. Annualized base rent in 1997 was approximately $142,000.

The Company also leases and occupies sales offices in Atlanta, Dallas, Houston, Los Angeles and San Jose, Schaumburg, Vienna, VA, Buenos Aires, Frankfurt, and Hong Kong. The North American leases are short term. Frankfurt's lease expires in 1999, Hong Kong in 1998, and Buenos Aires in 1999. The Company believes that its facilities are adequate for its current needs and that suitable space will be available as needed in the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
         ------------------------------------------------------

None

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

Information in response to this item appears under the Caption "Selected Financial Information" of the Company's Annual Report for the year ended December 31, 1997, which is incorporated herein by reference.

As of March 6, 1998 the Company had 206 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock. Prior to its acquisition by the Company, VOX paid dividends on its common stock. See the "Consolidated Financial Statements" presented in the Company's Annual Report for the year ended December 31, 1997, which is incorporated herein by reference. The Company currently intends to retain all earnings for the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's existing bank line of credit agreement contains restrictions limiting the ability of the Company to pay dividends. See Note 9 of Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" of the Company's Annual Report dated December 31, 1997 which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

Information in response to this item appears under the Caption "Selected Financial Information" of the Company's Annual Report for the year ended December 31, 1997, which is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS.
--------------

Information in response to this item appears under the Caption "Management's Discussion and Analysis of Financial Condition and the Results of Operations" of the Company's Annual Report for the year ended December 31, 1997, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

Information in response to this item is contained in the Company's Annual Report for the year ended December 31, 1997, which is incorporated herein by reference, except for the audited opinion on the prior year's financial statements, which were audited by other auditors and whose opinion on those statements is included below:

The Board of Directors
Natural MicroSystems Corporation:

We have audited the accompanying consolidated balance sheets of Natural MicroSystems Corporation as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the years in the two year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsiblity is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural MicroSystems Corporation as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each year in the two year period ending December 31, 1996 in conformity with generally accepted accounting principles.


KPMG Peat Marwick L.L.P.
Boston, Massachusetts
January 14, 1997




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

On April 17, 1997, the Board of Directors of the Company, upon recommendation of its Audit Committee, approved a change in the Company's independent accountants from KPMG Peat Marwick L.L.P. to Coopers & Lybrand L.L.P. effective for the fiscal year ended December 31, 1997. KPMG Peat Marwick L.L.P. served as the Company's independent accountants for fiscal years 1992 through 1996. During these periods, the Company did not have any disagreements with KPMG Peat Marwick L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor did any reports issued by KPMG Peat Marwick L.L.P. contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

Directors. The information in response to this item appearing under the caption "Election of Directors" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 1998; is incorporated herein by reference.

The executive officers of the Company are as follows:


        Name                        Age                        Position
        ----                        ---                        --------
Robert P. Schechter                  49         President, Chief Executive Officer and
                                                Chairman of the Board of Directors
Ronald J. Bleakney                   52         Senior Vice President of Sales
Charles T. Foskett                   54         Senior Vice President International Market
                                                Development and Director
Dorothy A. Terrell                   52         Senior Vice President of Corporate Operations
                                                and President of the Services Group
R. Brough Turner                     51         Senior Vice President of Technology
Dianne L. Callan                     52         Vice President and General Counsel
Allen P. Carney                      47         Vice President of Marketing
John F. Kennedy                      49         Vice President of Finance, Chief Financial
                                                Officer, and Treasurer
George D. Kontopidis, Ph. D.         44         Vice President of Engineering
Deborah K. Louis                     45         Vice President of Operations


ROBERT P. SCHECHTER has been President and Chief Executive Officer and a Director of the Company since April 1995. He has been Chairman of the Board of Directors since March 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation, most recently Senior Vice President International Business Group, and from 1980 to 1987 he was a partner with Coopers & Lybrand L.L.P. Mr. Schechter is also a director of MRS Technology, Inc., a developer and manufacturer of steppers for flat panel displays and Infinium Software Inc., L.L.P. a developer of enterprise-level business software.

RONALD J. BLEAKNEY has been Senior Vice President of Sales of the Company since December 1997 and was Senior Vice President of North American Sales of the Company since December 1995. From 1990 to December 1995 he was Vice President of Sales and Marketing. From 1989 to 1990, he was national sales manager of Raytheon Company's Equipment Division. From 1988 to 1989, Mr. Bleakney held various positions with Pixelogix, Inc., a developer of video digitizers, including that of president.

CHARLES T. FOSKETT, a co-founder of the Company, has been its Senior Vice President of International Market Development since December 1997 and a Director since 1983. He was Senior Vice President of International Operations since May 1995. From July 1991 to May 1995 he was Chairman of the Board of Directors and Vice President of International Operations. From 1984 to 1991, he was President and Chief Executive Officer of the Company. From 1970 to 1983, he held various positions at DigiLab, a division of Bio-Rad Laboratories, Inc. which manufactures analytical and biomedical instruments (DigiLab), serving as its president from 1977 to 1983.

DOROTHY A. TERRELL has been Senior Vice President of Corporate Operations and President of the Services Group since February 1998. From 1991 she was President of Sun Express, Inc. the aftermarketing and online services company of Sun Microsystems, Inc. Ms. Terrell is also a director of Sears Roebuck and Company, General Mills, Inc. and Herman Miller, Inc. maker of office furniture.

R. BROUGH TURNER, a co-founder of the Company, has been Senior Vice President of Technology since 1994. He was Senior Vice President of Operations from 1983 to 1994 and was Treasurer from 1983 to 1995. From 1977 to 1983, Mr. Turner was manager of data systems development at DigiLab.

DIANNE L. CALLAN has been Vice President and General Counsel since April 1997. She was Deputy General Counsel of Lotus Development Corporation from 1986 to 1996. From 1980 to 1985, Ms. Callan was Corporate Counsel for Interactive Data Corporation, then a provider of software and services for the financial and banking industries.

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

DEBORAH K. LOUIS has been Vice President of Operations since April 1997. From 1986 to 1997, she held a variety of positions at Lotus Development Corporation, most recently Vice President of Worldwide Customer Operations. From 1983 to 1986, she worked in the materials organization for Wang Laboratories Corporation.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

The information appearing under the caption "Executive Compensation" (other than the information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Stockholder Return") of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 16, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.
          ---------------------------------------------------------------

(a) (1)  Financial Statements
-----------------------------

The following are included in Part II of this report, incorporated by reference from the Company's Annual Report for the year ended December 31, 1997, which is attached here in its entirety as Exhibit 13.1, but not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein.

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1996 and 1997.

Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and 1997.

Consolidated Statements of Cash Flow for the Years Ended December 31, 1995, 1996 and 1997.

Notes to the Consolidated Financial Statements.

(a) (2)  Financial Statement Schedules

The following are included on the indicated pages of this report:

                                                     Page No.
                                                     --------
Report of Independent Accountants on Schedule           22
Schedule VIII Valuation and Qualifying Accounts         23


Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a) (3)  Exhibits

The Exhibit Index, appearing after the signature page on sequentially numbered page 24, is incorporated herein by reference.

(a) (4)  Reports of FORM 8K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATURAL MICROSYSTEMS CORPORATION


                                          By: /s/ Robert P. Schechter
                                              ----------------------------
                                              Robert P. Schechter
                                              President, Chief Executive Officer
                                              and Chairman of the Board


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


             Signature                                       Title                                 Date

/s/ Robert P. Schechter                      President, Chief Executive Officer and              March 23,1998
------------------------------------         Chairman of the Board of Directors
Robert P. Schechter                          (Principal Executive Officer)

/s/ John F. Kennedy                          Vice President of Finance,                          March 23,1998
------------------------------------         Chief Financial Officer,
John F. Kennedy                              (Principal Financial Officer), and Treasurer

/s/ David C. Flynn                           Corporate Controller                                March 23,1998
------------------------------------         (Chief Accounting Officer)
David C. Flynn

/s/ Charles T. Foskett                       Senior  Vice President of International             March 23,1998
------------------------------------         Operations and Director
Charles T. Foskett

/s/ Zenas W. Hutcheson III                   Director                                            March 24,1998
------------------------------------
Zenas W. Hutcheson III

/s/ W. Frank King                            Director                                            March 24,1998
------------------------------------
W. Frank King

/s/ David F. Millet                          Director                                            March 24,1998
------------------------------------
David F. Millet

/s/ Pamels D. Reeve                          Director                                            March 24,1998
------------------------------------
Pamela D. Reeve

/s/ Ronald W. White                          Director                                            March 24,1998
------------------------------------
Ronald W. White


                       Report of Independent Accountant



The Board of Directors
Natural MicroSystems Corporation:

Our report on the consolidated financial statements of Natural MicroSystems Corporation has been incorporated by reference in this Form 10-K from page 20 of the 1997 Annual Report to Shareholders of Natural MicroSystems Corporation. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 24 of this Form 10-K.

In our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        Coopers & Lybrand L.L.P.


Boston, Massachusetts
January 19, 1998

                                      NATURAL MICROSYSTEMS CORPORATION

                 Valuation and Qualifying Accounts                             Schedule VIII

            Col. A               Col. B               Col. C             Col. D               Col. E
            ------               ------               ------             ------               ------
Allowance for                  Balance at                                                   Balance at
doubtful accounts           beginning of year        Additions       Deductions (1)         end of year
-----------------           -----------------        ---------       --------------         -----------
12/31/95                        $332,844              $548,892          $233,766              $647,970
12/31/96                        $647,970              $285,093          $248,438              $684,625
12/31/97                        $684,625              $510,793          $553,500              $641,918

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


    Exhibit
      No.                                                  Title                                                 Page No.
-----------------------------------------------------------------------------------------------------------------------------------
   *2.1           Share Exchange Agreement dated as of September 2, 1995 by and among the Registrant and
                  Shareholders of VOX S.A. and MABB Participation S.A. (filed with Registrant's Form
                  10-Q for the quarter ended September 30, 1995).
   *2.2           Share Exchange Agreement dated June 14, 1996 by and among the Registrant and
                  Shareholders of Tek-Nique, Inc. (filed with Registrant's Form 10-Q for the quarter ended June 30, 1996)
   *2.3           Stock Purchase Agreement dated June 15, 1996 between the Registrant and PSR, Systems,
                  Inc. (filed with Registrant's Form 10-Q for the quarter ended June 30, 1996)
  * 3.1           Fourth Restated Certificate of Incorporation of the Registrant (filed with the
                  Registrant's Form 10K for the year ended December 31, 1995).
  * 3.2           By-Laws of Registrant, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
  * 4.1           Specimen Certificate for the Common Stock (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
 * 10.3           Agreement dated as of February 28, 1992 between Registrant and Eltron Associates
                  (filed with the Registrant's registration statement on Form   S-1 (#33-72596)).
#* 10.11          1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
#* 10.12          1993 Stock Option Plan, as amended (filed with the Registrant's Form 10-Q for the quarter ended March 31, 1995).
#* 10.13          1993 Employee Stock Purchase Plan (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
#* 10.14          1993 Non-Employee Directors Stock Option Plan (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
  *10.18          Lease Amendment between Registrant and Lillian Greene dated April 4, 1995 (filed with the Registrant's Form 10-Q for the quarter ended June 31, 1995).
 #*10.19          1995 Non-Statutory Stock Option Plan
   10.20          Lease Amendment between Registrant and National Development of New England, LLC dated
                  October 1996
  *10.21          Loan modification Agreement dated May 17, 1996 between Registrant and Silicon Valley
                  Bank (filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996).
  *10.22          Turnkey Manufacturing Agreement dated June 1, 1996 between the Registrant and Sanmina
                  Corporation
   13.1           1997 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein)
  *16.1           Letter Re: Change in Certifying Accountant (filed with the Registrant's Form  8-K, dated April 17, 1997)
   21.1           Subsidiaries of the Company
   27.1           Financial Data Schedule

* Previously filed with the registration statement or report indicated.
# Management contract or compensatory plan or arrangement.
