Form 10-Q
period 1998-03-31
NATURAL MICROSYSTEMS CORP
filed 1998-05-14
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

           [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For Quarterly Period Ended March 31, 1998

                        Commission File Number 0-23282


                       Natural MicroSystems Corporation
 ______________________________________________________________________________
            (Exact name of registrant as specified in its charter)


           Delaware                                          04-2814586
 ______________________________________________________________________________
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)


            100 Crossing Boulevard, Framingham, Massachusetts  01702
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

                          YES  [  X  ]     NO  [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,885,930 shares of Common Stock, $.01 par value, outstanding at April 30, 1998.

The Index to Exhibits appears on Page 16  Total Number of Pages with Exhibits: 1

                               TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION

                                                                                  Page
                                                                                  -----
         Item 1.  Financial Statements and Notes
                     Condensed Consolidated Balance Sheets                           3
                     Condensed Consolidated Statements of Operations                 4
                     Condensed Consolidated Statements of Cash Flow                  5
                     Consolidated Statements of Comprehensive Income                 6
                     Notes to Consolidated Financial Statements                    7-9

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations               10-12

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters of Vote of Security Holders                 13

         Item 6.  Exhibits and Reports on Form 8-K                                  14


                        NATURAL MICROSYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  (IN $000's)

                                                               December 31,               March 31,
  ASSETS                                                           1997                     1998
-----------                                                  ---------------           -------------
Current assets:
     Cash and marketable securities                                  $33,310                 $32,100
     Accounts receivable, net                                         19,519                  14,623
     Inventories                                                       8,628                   8,881
     Prepaid expenses and other current assets                         2,620                   2,350
                                                                     -------                 -------
         Total current assets                                         64,077                  57,954

Property and equipment, net                                            9,109                   9,880
Other long-term assets                                                 5,636                   6,437
Goodwill, net                                                          2,871                   4,561
                                                                     -------                 -------
                                                                     $81,693                 $78,832
                                                                     =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                 5,359                   4,755
      Accrued expenses and others liabilities                          7,855                   4,527
      Current portion of long term obligations                            94                      93
                                                                     -------                 -------
         Total current liabilities                                    13,308                   9,375

Long-term obligations, less current portion                              243                     234

Stockholders' equity                                                  68,142                  69,223
                                                                     -------                 -------
                                                                     $81,693                 $78,832
                                                                     =======                 =======

  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN $000'S EXCEPT PER SHARE DATA)


                                                    For the Three Months Ended
                                                                  March 31,
                                                    1997                          1998
                                          ---------------------         ---------------------
Revenues                                              $  15,868                     $  20,007

Cost of revenues                                          5,644                         6,066
                                                      ---------                     ---------

Gross profit                                             10,224                        13,941


Operating expenses:
   Selling, general and administrative                    4,516                         6,305
   Research and development                               3,338                         4,583
   Provision for doubtful accounts                           --                         2,500
                                                      ---------                     ---------
      Total operating expenses                            7,854                        13,388
                                                      ---------                     ---------

Operating income                                          2,370                           553

Other income, net                                           309                           223
                                                      ---------                     ---------

Income before income taxes                                2,679                           776
                                                      ---------                     ---------

   Income tax expense                                       903                           272
                                                      ---------                     ---------
Net income                                            $   1,776                     $     504
                                                      =========                     =========


  Basic net income per common share                   $    0.18                    $     0.05
                                                      =========                     =========

  Weighted average shares outstanding                    10,105                        10,827
                                                      =========                     =========

  Diluted net income per common share                 $    0.16                     $    0.04
                                                      =========                     =========

  Weighted average shares outstanding                    10,905                        11,493
                                                      =========                     =========

  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                  (IN $000's)

                                                                                 Three Months
                                                                                 Ended March 31,
                                                                       1997                         1998
                                                                  --------------               --------------
Cash flow from operating activities:
     Net income                                                        $   1,776                     $    504
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                      632                        1,074
          Loss on sale of marketable securities                               (4)                          (1)
          Changes in assets and liabilities:
             Accounts receivable                                          (1,756)                       4,819
             Inventories                                                     389                         (283)
             Prepaid expenses and other assets                              (819)                        (639)
             Accounts payable                                               (409)                        (582)
             Accrued expenses and other liabilities                         (406)                      (3,246)
                                                                       ---------                     --------
Cash provided by (used in) operating activities                             (597)                       1,646
                                                                       ---------                     --------
Cash flow from investing activities:
     Additions to property and equipment                                  (1,874)                      (1,544)
     Additions to license agreements                                         (50)                      (1,984)
     Purchases of marketable securities                                   (8,204)                      (3,456)
     Proceeds from the maturity of marketable securities                   8,292                        5,565
                                                                       ---------                     --------
Cash used in investing activities                                         (1,836)                      (1,419)
                                                                       ---------                     --------

Cash flow from financing activities:
     Payments of refundable advances                                           -                            1
     Net Proceeds from issuance of common stock, net of
          issuance costs                                                     859                          640
                                                                       ---------                     --------
Cash provided by financing activities                                        859                          64
                                                                       ---------                     --------
Effect of exchange rate changes on cash                                        8                           44
Net increase (decrease) in cash and cash equivalents                      (1,566)                         912
Cash and cash equivalents, beginning of period                             6,578                        6,318
                                                                       ---------                     --------
Cash and cash equivalents, end of period                               $   5,012                     $  7,230
                                                                       =========                     ========

  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                  (IN $000'S)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                1997                          1998
                                                            ------------                  ------------
Net income                                                     $ 1,776                        $  504
Other comprehensive income (loss) items:
     Foreign currency translation adjustment                      (212)                          (64)
                                                               -------                        ------
Comprehensive income                                           $ 1,564                        $  440
                                                               =======                        ======



  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1998 and the consolidated statements of income, operations and cash flow for the three month periods ending March 31, 1998 and 1997 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the three month period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1997.

B.  STOCKHOLDERS' EQUITY: (IN 000'S)

                                                                      Additional                 Cumulative
                                              Common Stock             Paid-in      Retained    Translation
                                                 Shares     Amount     Capital      Earnings     Adjustment       Total
                                            -----------------------  ------------  -----------  --------------  --------
Balance at December 31, 1997                        10,788    $108       $65,203      $2,833           $ (2)     $68,142

Exercise of common stock options                        79       1           640                                     641

Net Income                                                                               504                         504

Cumulative translation adjustment                                                                       (64)         (64)
                                            -----------------------  ------------  -----------  --------------- ---------

Balance at March 31, 1998                           10,867    $109       $65,843      $3,337           $(66)     $69,223
                                            =======================  ============  ===========  =============== =========

C.  INDEBTEDNESS

At March 31, 1998, the Company had a $3.0 million bank line of credit through December 8, 1998, all of which was available. Borrowings under the line of credit bear interest at the bank's prime rate plus .25%. The Company is subject to covenants requiring maintenance of certain profitability and equity levels and leverage and liquidity ratios. At March 31, 1998, the Company was in compliance with its debt covenants and no borrowings were outstanding under the line. The Company believes that the net proceeds from its 1996 follow-on public stock offering, cash flow from operations and funds available under the line of credit will be sufficient to fund operations for at least the next 24 months.

At March 31, 1998, the Company had a 2.0 million French franc line of credit with a bank for its European operations, all of which was available. The Company also secured a research and development funding grant from a branch of the French government. This represents an interest-free loan from the French government repayable from the proceeds of export sales from France. The balance at March 31, 1998 was $234,000.

D.    EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earning per share
(EPS) computations for net income:

                                                                              Three months ended March 31, 1998
                                                               -------------------------------------------------------------
                                                                       Income               Shares             Per Share
(In $000's except per share data)                                   (Numerator)          (Denominator)           Amount
----------------------------------------------------------------------------------------------------------------------------

Basic EPS (income available to all shareholders)                         $504                  10,827             $0.05
Effect of dilutive securities (stock options)                                                     666
----------------------------------------------------------------------------------------------------------------------------
Diluted EPS (income available to common
  stockholders + assumed conversions)                                    $504                  11,493             $0.04
---------------------------------------------------------------==============================================================

                                                                              Three months ended March 31, 1997
                                                               --------------------------------------------------------------
                                                                       Income                Shares             Per Share
(In $000's except per share data)                                    (Numerator)          (Denominator)           Amount
-----------------------------------------------------------------------------------------------------------------------------

Basic EPS (income available to all shareholders)                         $1,776                  10,105           $0.17
Effect of dilutive securities (stock options)                                                       800
-----------------------------------------------------------------------------------------------------------------------------
Diluted EPS (income available to common
   stockholders + assumed conversions)                                   $1,776                  10,905           $0.16
---------------------------------------------------------------==============================================================


E.   COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No.130 (SFAS
130), "Reporting Comprehensive Income" for its fiscal year 1998. Currently, the only adjustment to arrive at comprehensive income for the Company is the change in the foreign currency translation.

F.   INVENTORIES

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories as of December 31, 1997 and, March 31, 1998 were comprised of the following:

                                        December 31,                    March 31,
(In $000's)                                 1997                           1998
                                       --------------                --------------

Raw materials                            $   558                       $  1,346
Work In process                            4,277                          4,277
Finished goods                             3,793                          3,258
                                         $ 8,628                       $  8,881
                                         =======                       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Natural MicroSystems Corporation designs, manufactures and markets integrated hardware and software products which enable its customers to develop and implement high value telecommunications applications and systems based on open, standards based, client-server architectures, collectively referred to as Open Telecommunications.

REVENUES

Revenues of $20.0 million for the three months ended March 31, 1998 ("1998"), increased 26.1% percent from $15.9 million for the three months ended March 31, 1997 ("1997"). The increase from 1997 to 1998 was primarily due to shipment of greater unit volume of AG products, TX products and manufacturing license revenues. AG products have supplanted and are expected to continue to supplant sales of VBX products for higher port count and more sophisticated applications.

Revenues from customers located outside of North America accounted for 24.3% ($4.9 million) and 30.0% ($4.7 million) of revenues for 1998 and 1997, respectively. The dollar increase in revenues for 1998 over 1997 was due to increased unit sales of AG products primarily to customers in Asia and Latin America. These sales represented a 6.0% decrease as a percentage of sales from the prior year.

COST OF REVENUES

Cost of revenues decreased to 30.3% of revenues in 1998 from 35.6% in 1997. The decrease as a percent of revenues for 1998 is primarily attributable to increased unit sales of AG product having higher margins, higher overall manufacturing license revenues, and increased overall sales volume without a corresponding increase in manufacturing overhead. In 1997 the Company had sales to a European customer with lower margins associated with a system contract.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 39.6% to $6.3 million for 1998 from $4.5 million for 1997 and were 31.5% of total revenues for 1998 versus 28.5% in 1997. These increases were due to costs associated with increased selling activity as well as increased expenditures for marketing, international operations, and technical support. The Company expects that its selling, general and administrative expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

RESEARCH AND DEVELOPMENT

Research and development expenditures increased 37.3% to $4.6 million for 1998 from $3.3 million for 1997, and were 22.9% of total revenues for 1998 versus 21% in 1997. The increases were due to increased personnel and development project related costs for both periods. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

PROVISION FOR UNCOLLECTABLE RECEIVABLE

The Company recorded a provision against a trade receivable from a customer that ceased operations in April 1998. The Company had revenue of $3.8 million and $2.5 million with this customer in 1997 and 1996 respectively.

OTHER INCOME, NET

Other income, net for 1998 and 1997 was $223,000 and $309,000, respectively. The decrease was due to the investment of excess cash reserves in tax-free securities that produce lower yields.

INCOME TAX EXPENSE

Income tax expense of $272,000 and $903,000 for 1998 and 1997, respectively, was based on an effective tax rate which differed from the U. S. federal statutory rate primarily due to state and foreign income taxes and income tax credits.

OPERATING AND NET INCOME

As a result of the foregoing, operating income was $553,000 and $2.4 million for 1998 and 1997, respectively. Net income was $504,000 and $1.8 million for the same periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by (used in) operations for 1998 and 1997 was $1.6 million and ($597,000) respectively. Cash was provided by operations in 1998 due to a reduction in accounts receivable partially offset by decreased net income, accrued expenses and other liabilities. Cash was used in operations in 1997 from increased accounts receivable in conjunction with increased revenues, increased inventory and a reduction in accrued expenses.

Cash was used in investing activities for 1998 and 1997 of $1.4 million and $1.8 million, respectively. For both 1998 and 1997 cash of $1.5 million and $1.9 million, respectively, was used for purchases of property and equipment. In 1998, the Company made a $2.0 million investment in technology licensing agreements. In 1998, the Company realized net proceeds of $2.1 million from the maturities of marketable securities.

Cash provided by financing activities in 1998 and 1997 was $641,000 and $859,000, respectively. The proceeds for both periods are primarily from the issuance of common stock upon the exercise of common stock options.

Current assets at March 31, 1998 were $58.0 million, 9.6% less than current assets of $64.1 million at December 31, 1997. The reduction in current assets was due primarily to a one-time increase in the provision for doubtful accounts of $2.5 million and a reduction in accounts receivable before provision of $3.7 million. Current liabilities at March 31, 1998 were $9.4 million, 29.6% less than current liabilities of $13.3 million at December 31, 1997. Lower compensation, accounts payable and tax related accruals totaling $3.7 million accounted for the decrease in liabilities in 1998.

For U. S. federal income tax purposes the Company has net operating loss carryforwards available to reduce future income of approximately $6.0 million at March 31, 1998. These carryforwards expire beginning in 2004. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $1.0 million under Internal Revenue Code section 382.

OTHER

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Internal Use Software," which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management does not expect the statements to have a material impact on its financial position or results of operations.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "the company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risk factors are set forth in Part I of the Company's annual report on Form 10-K for the year ended December 31, 1997. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II - OTHER INFORMATION

ITEMS 1 - 3

     NOT APPLICABLE.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 1998, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

1. Election of W. Frank King and Pamela D.A. Reeve as directors for a three year term. The results of the voting were as follows:

                                                                        Number of Shares
                                                                                    Withhold              Broker
                                            For                Against              Authority            Non-votes
                                            ---------------------------------------------------------------------------

W. Frank King                               8,923,658                               6,878
Pamela D.A. Reeve                           8,923,638                               6,898


2. Proposal (not approved) to change the Company's state of incorporation from Delaware to Massachusetts by merging the Company into a wholly-owned subsidiary incorporated in Massachusetts.

                                                                        Number of Shares
                                                                                    Withhold              Broker
                                            For                Against              Authority            Non-votes
                                            ---------------------------------------------------------------------------

                                            3,646,254           3,651,166           3,775                 1,629,341


3. Approval of an amendment to the 1993 Stock Option Plan to increase the maximum aggregate number of shares available for issuance thereunder by 440,000, from 1,460,000 to 1,900,000 shares.


                                                                        Number of Shares
                                                                                    Withhold              Broker
                                            For                Against              Authority            Non-votes
                                            ---------------------------------------------------------------------------
                                            6,854,590           437,927             6,475               1,631,544

4. Approval of an amendment to the 1993 Employee Stock Purchase Plan to increase the number of shares issuable thereunder from 200,000 to 400,000 shares

                                                                        Number of Shares
                                                                                    Withhold              Broker
                                            For                Against              Authority            Non-votes
                                            ---------------------------------------------------------------------------
                                            8,554,663           3,758               4,465


5. Approval of an amendment to the 1993 Non-Employee Director Stock Option Plan to accelerate the vesting of all options granted under the Plan if a change-in-control occurs.

                                                                        Number of Shares
                                                                                    Withhold              Broker
                                            For                Against              Authority            Non-votes
                                            ---------------------------------------------------------------------------
                                               8,554,663        364,124               11,749


6. Ratification of the selection of Coopers & Lybrand L.L.P. as the Company's independent certified public accountants.

                                                                        Number of Shares
                                                                                    Withhold              Broker
                                            For                Against              Authority            Non-votes
                                            ---------------------------------------------------------------------------
                                              8,922,313          3,758                4,465


ITEM 5.

          NOT APPLICABLE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     A.   EXHIBITS

               No. 27.1 - Financial Data Schedule

     B.   REPORTS ON FORM 8-K

               A report on Form 8-K was filed on May 12, 1998 related to a news release disclosing a charge taken by the Company pursuant to a provision recorded against a trade receivable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Natural Microsystems Corporation




Dated: May 14, 1998                 By: /s/ Robert P. Schechter
                                       ------------------------------
                                    Robert P. Schechter
                                    President and Chief Executive Officer



Dated: May 14, 1998                 By: /s/ John F. Kennedy
                                    ---------------------------------
                                    John F. Kennedy
                                    Chief Financial Officer

                        NATURAL MICROSYSTEMS CORPORATION
                                 EXHIBIT INDEX

                                                         Page
                                                         ----

No. 27.1   Financial Data Schedule                        16