Form 10-Q
period 1998-06-30
NATURAL MICROSYSTEMS CORP
filed 1998-08-12
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1998

                         Commission File Number 0-23282


                        Natural Microsystems Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                      04-2814586
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     Identification Number)



           100 Crossing Boulevard, Framingham, Massachusetts  01702
--------------------------------------------------------------------------------
             (Address of principal executive offices)  (zip code)


                                (508) 620-9300
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]     NO  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,960,751 shares of Common Stock, $.01 par value, outstanding at July 31, 1998.

The Index to Exhibits appears on Page 16  Total Number of Pages with Exhibits: 1

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION
                                                                                    PAGE
                                                                                    ----
          Item 1.  Financial Statements and Notes
                     Condensed Consolidated Balance Sheets                            3
                     Condensed Consolidated Statements of Operations                  4
                     Condensed Consolidated Statements of Cash Flows                  5
                     Consolidated Statements of Comprehensive Income                  6
                     Notes to Consolidated Financial Statements                     7 - 10

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                 11 - 13

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                  14



                       NATURAL MICROSYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  (IN $000'S)


                                                                       December 31,              June 30,
ASSETS                                                                     1997                    1998
------                                                              ---------------           -------------
Current assets:
     Cash                                                                 $ 6,318                 $ 4,593
     Marketable securities                                                 26,992                  24,490
     Accounts receivable, net of allowance for uncollectable
     accounts of $641 and $684, respectively                               19,519                  17,717
     Inventories                                                            8,628                   9,312
     Prepaid expenses and other current assets                              2,620                   2,998
                                                                  ---------------           -------------
         Total current assets                                              64,077                  59,110

Property and equipment, net                                                 9,109                  11,566
Other long-term assets                                                      5,636                   6,364
Goodwill, net                                                               2,871                   4,312
                                                                  ---------------           -------------
                                                                          $81,693                 $81,352
                                                                  ===============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                      5,359                   6,646
      Accrued expenses and others liabilities                               7,855                   3,858
      Current portion of long-term obligations                                 94                      97
                                                                  ---------------           -------------
           Total current liabilities                                       13,308                  10,601

Long-term obligations, less current portion                                   243                     151

Stockholders' equity                                                       68,142                  70,600
                                                                  ---------------           -------------
                                                                          $81,693                 $81,352
                                                                  ===============           =============


  The accompanying notes are an integral part of these consolidated financial statements

                       NATURAL MICROSYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN $000'S EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      For the                        For the
                                                 Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                                  1997          1998            1997        1998
                                            -------------  -------------- ---------- ------------
Revenues                                    $    18,058    $    18,436    $    33,926  $    38,443

Cost of revenues                                  6,317          6,629         11,961       12,695
                                            -----------    -----------    -----------  -----------

Gross profit                                     11,741         11,807         21,965       25,748


Operating expenses:
   Selling, general and administrative            5,235          7,164          9,751       13,469
   Research and development                       3,536          4,612          6,874        9,195
   Provision for uncollectable receivable             -              -              -        2,500
                                            -----------    -----------    -----------  -----------
      Total operating expenses                    8,771         11,776         16,625       25,164
                                            -----------    -----------    -----------  -----------

Operating income                                  2,970             31          5,340          584


Other income, net                                   268            231            577          454
                                            -----------    -----------    -----------  -----------

Income before income taxes                        3,238            262          5,917        1,038
                                            -----------    -----------    -----------  -----------

   Income tax expense                             1,095             92          1,998          364

Net income                                  $     2,143    $       170    $     3,919  $       674
                                            ===========    ===========    ===========  ===========

  Basic net income per common share         $      0.21    $      0.02    $      0.39  $      0.06
                                            ===========    ===========    ===========  ===========

   Weighted average shares outstanding       10,304,470     10,902,995     10,134,196   10,863,397
                                            ===========    ===========    ===========  ===========

  Diluted net income per common share       $      0.20    $      0.01    $      0.36  $      0.06
                                            ===========    ===========    ===========  ===========

  Weighted average shares outstanding        10,944,213     11,371,691     10,873,836   11,259,568
                                            ===========    ===========    ===========  ===========



  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (IN $000'S)


                                                                     Six Months
                                                                   Ended June 30,

                                                               1997               1998
                                                         ---------------    ---------------
Cash flow from operating activities:
     Net income                                             $  3,919             $   674
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                        1,334               2,355
          Loss on sale of marketable securities                                       (2)
          Deferred tax asset                                       4
          Changes in assets and liabilities:
             Accounts receivable                              (4,590)              1,774
             Inventories                                         270                (640)
             Prepaid expenses and other assets                  (827)             (1,426)
             Income tax receivable                              (327)                130
             Accounts payable                                    801               1,168
             Accrued expenses and other liabilities            1,021              (3,938)
                                                         -----------         -----------
Cash provided by operating activities                          1,605                  95
                                                         -----------         -----------
Cash flow from investing activities:
     Additions to property and equipment                      (5,393)             (4,117)
     Additions to license agreements                             (29)             (2,040)
     Purchases of marketable securities                      (14,950)             (3,813)
     Proceeds from the sale of marketable securities          17,683               6,316
     Purchase of other assets                                                         23
                                                         -----------         -----------
Cash used in investing activities                             (2,689)             (3,631)
                                                         -----------         -----------
Cash flow from financing activities:
     Payments of refundable advances                             (52)                (79)
     Proceeds from issuance of common stock, net of
     Issuance costs                                            1,752               1,844
     Non-statutory stock options                                  10                   3
                                                         -----------         -----------
Cash provided by financing activities                          1,710               1,768
                                                         -----------         -----------
Effect of exchange rate changes on cash                           77                  43
Net increase (decrease) in cash and cash equivalents             703              (1,725)
Cash and cash equivalents, beginning of period                 6,578               6,318
Cash and cash equivalents, end of period                    $  7,281             $ 4,593
                                                         ===========         ===========



  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                  (IN $000'S)




                                                                  Six Months Ended
                                                                      June 30,
                                                               1997              1998
                                                          ------------        ----------
Net Income                                                      $3,919             $ 674
Other comprehensive income (loss) items:
     Foreign currency translation adjustment                      (329)              (65)
                                                          ------------        ----------
Comprehensive income                                            $3,590             $ 609
                                                          ============        ==========



  The accompanying notes are an integral part of these consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1998 and the condensed consolidated statements of income, operations and cash flow for the three month periods ending June 30, 1998 and 1997 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the six month period ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1997.

B.  STOCKHOLDERS' EQUITY (IN 000'S)


                                                     Common Stock       Additional                 Other
                                                ----------------------   Paid-In     Retained      Equity
                                                   Shares     Amount     Capital     Earnings    Adjustments       Total
                                                ----------  ----------  ----------   --------   -------------   -----------
Balance at december 31, 1997                        10,788    $108       $65,203      $2,833           $ (2)        $68,142

Exercise of common stock options                       151       2         1,273                                      1,275

Employee stock purchase plan                            21                   571                                        571

Grant of non-statutory stock options                                           3                                          3

Net income                                                                               674                            674

Cumulative translation adjustment                                                                         (65)          (65)
                                                ----------  ------      ----------   --------   -------------   -----------
Balance at June 30, 1998                            10,960    $110       $67,050      $3,507             $(67)      $70,600
                                                ==========  ======      ==========   ========   =============   ===========

C.  INDEBTEDNESS

At June 30, 1998, the Company had a $3.0 million bank line of credit through December 8, 1998, all of which was available. Borrowings under the line of credit bear interest at the bank's prime rate plus .25%. The Company is subject to covenants requiring maintenance of certain profitability and equity levels and leverage and liquidity ratios. At June 30, 1998, the Company was in compliance with its debt covenants and no borrowings were outstanding under the line. The Company believes that the net proceeds from its 1996 follow-on public stock offering, cash flow from operations and funds available under the line of credit will be sufficient to fund ongoing operations.

At June 30, 1998, the Company had a 2.0 million French franc line of credit with a bank for its European operations, all of which was available. The Company also secured a research and development funding grant from a branch of the French government. This represents an interest-free loan from the French government repayable from the proceeds of export sales from France. The balance at June 30, 1998 was $151,000.

D.   EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earning per share
(EPS) computations for net income:

                                                                  Three months ended June 30, 1998
                                                      ----------------------------------------------------------
                                                           Income               Shares             Per Share
(In 000's except per share data)                        (Numerator)          (Denominator)           Amount
----------------------------------------------------  ----------------------------------------------------------
Basic EPS (income available to all shareholders)      $       170                 10,903          $       0.02
Effect of dilutive securities (stock options)                                        469
----------------------------------------------------  ----------------------------------------------------------
Diluted EPS (income available to common
  stockholders + assumed conversions)                 $       170                 11,372          $       0.01
                                                      ==========================================================


                                                                   Three months ended June 30, 1997
                                                      -----------------------------------------------------------
                                                           Income                Shares             Per Share
                                                         (Numerator)          (Denominator)           Amount
----------------------------------------------------  -----------------------------------------------------------

Basic EPS (income available to all shareholders)      $     2,143                 10,305          $       0.21
Effect of dilutive securities (stock options)                                        639
----------------------------------------------------  -----------------------------------------------------------

Diluted EPS (income available to common
   stockholders + assumed conversions)                $     2,143                 10,944          $       0.20
                                                      ===========================================================


                                                                   Six months ended June 30, 1998
                                                      ----------------------------------------------------------
                                                           Income               Shares             Per Share
                                                        (Numerator)          (Denominator)           Amount
----------------------------------------------------  ----------------------------------------------------------

Basic EPS (income available to all shareholders)      $       674                 10,863          $       0.06
Effect of dilutive securities (stock options)                                        397
----------------------------------------------------  ----------------------------------------------------------
Diluted EPS (income available to common
  stockholders + assumed conversions)                 $       674                 11,260          $       0.06
                                                      ==========================================================


                                                                    Six months ended June 30, 1997
                                                      -----------------------------------------------------------
                                                           Income                Shares             Per Share
                                                         (Numerator)          (Denominator)           Amount
----------------------------------------------------  -----------------------------------------------------------

Basic EPS (income available to all shareholders)      $     3,919                 10,134           $      0.39
Effect of dilutive securities (stock options)                                        740
----------------------------------------------------  -----------------------------------------------------------
Diluted EPS (income available to common
   stockholders + assumed conversions)                $     3,919                 10,874           $      0.36
                                                      ===========================================================

E.    INVENTORIES

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories as of December 31, 1997 and June 30, 1998 were comprised of the following:

                         December 31,                   June 30,
(In $000's)                 1997                          1998
                      --------------------        --------------------
Raw materials                $         558                $        785
Work In process                      4,277                       4,964
Finished goods                       3,793                       3,563
                      --------------------        --------------------
                             $       8,628                $      9,312
                      ====================        ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Natural MicroSystems Corporation designs, manufactures and markets integrated hardware and software products which enable its customers to develop and implement high value telecommunications applications and systems based on open, standards based, client-server architectures, collectively referred to as Open Telecommunications(TM).

REVENUES

Revenues of $18.4 million for the three months ended June 30, 1998 increased 2.1% percent from $18.1 million for the three months ended June 30, 1997. Revenues of $38.4 million for the six months ended June 30, 1998 increased 13.3% from $33.9 million for the six months ended June 30, 1997. In 1998, compared to 1997 there was an increase in revenue from sales of Fusion, and high port count AG products, offset by lower revenues from sales of low port count AG products and VBX products. AG products have supplanted and are expected to continue to supplant sales of VBX products for higher port count and more sophisticated applications.

Revenues from customers located outside of North America of $5.4 million for the three months ended June 30, 1998 decreased 2.0% from $5.5 million for the three months ended June 30, 1997 and represented 29.3% and 30.1% of total revenues respectively. Sales remained relatively flat in for all geographic regions. The Asian economic decline might adversely impact sales in that region for future periods. Revenues from customers locates ouside of North America of $10.1 million for the six months ended June 30, 1998 decreased 1.0% from $10.2 million for the six months ended June 30, 1997, and represented 26.2% and 30.0% of total revenues, respectively.

COST OF REVENUES

Cost of revenues of $6.6 million for the three months ended June 30, 1998 increased 5.0% from $6.3 million for the three months ended June 30, 1997, and represented 36.0% and 35.0% of total revenues, respectively. The increase is primarily attributable to increases in personnel related costs within the services department, compared to relatively flat revenue, partially offset by improved direct margins on product sales in 1998. Cost of revenues of $12.7 million for the six months ended June 30, 1998 increased 6.1% from $12.0 million for the six months ended June 30, 1997 and represented 33.0% and 35.3% of total revenues, respectively. In 1997 the Company had sales to a European customer with lower margins associated with a system contract.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses of $7.2 million for the three months ended June 30, 1998 increased 36.8% from $5.2 million for the three months ended June 30, 1997, and represented 38.9% and 29.0% of revenues, respectively. Selling, general and administrative expenses of $13.5 million for the six months ended June 30, 1998 increased 38.1% from $9.8 million for the six months ended June 30, 1997, and represented 35.0% and 28.7% of revenues, respectively. These increases were due to costs associated with increased selling activity as well as increased expenditures for marketing, international operations, and technical support. The Company expects that its selling, general and administrative expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

RESEARCH AND DEVELOPMENT

Research and development expenditures of $4.6 million for the three months ended June 30, 1998 increased 30.4% from $3.5 million for the three months ended June 30, 1997 and represented 25.0% and 19.6% of revenues, respectively . Research and development expenditures of $9.2 million for the six months ended June 30, 1998 increased 33.8% from $6.9 million for the six months ended June 30, 1997 and represented 23.9% and 20.3% of revenues, respectively. The increases were due to increased personnel and development project related costs for both periods. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

OTHER INCOME, NET

Other income, net was $231,000 and $268,000, respectively for the three months ended June 30,1998 and 1997, respectively. Other income, net was $454,000 and $577,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease was due to less interest income in 1998 due to lower cash reserves for investment purposes as well as the investment of cash reserves in tax-free securities that produce lower yields.

INCOME TAX EXPENSE

Income tax expense was $92,000 and $1.1 million for the three months ended June 30,1998 and 1997, respectively. Income tax expense was $364,000 and $2.0 million for the six months ended June 30, 1998 and 1997, respectively. Income taxes were computed based on an effective tax rate which differed from the U. S. federal statutory rate primarily due to state and foreign income taxes and income tax credits.

OPERATING AND NET INCOME

As a result of the foregoing, operating income was $31,000 and $2.9 million for the three months ended June 30, 1998 and 1997, respectively. Net income was $170,000 and $2.1 million for the same periods, respectively. Operating income was $584,000 and $5.3 million for the six months ended June 30, 1998 and 1997, respectively. Net income was $674,000 and $3.9 million for the same periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the six months ended June 30,1998 and 1997 was $95,000 and $1.6 million respectively. Cash was provided by operations in 1998 due to a reduction in accounts receivable and a reduction in current liabilities, partially offset by increases in inventory. Cash was provided in operations in 1997 from increased accounts receivable associated with increased in revenues, offset by a reduction in inventories and increased accounts payable.

Cash used in investing activities for the six months ended June 30, 1998 and 1997 was $3.6 million and $2.7 million, respectively. For both periods cash was used to purchase property and equipment of $4.1 million and $5.4 million respectively. A significant portion of the property and equipment purchased in 1998 and 1997 was attributable to investments related to the Company's new headquarters and increased personnel. In 1998 the Company invested $2.0 million in license agreements to support current and future product offerings.

Cash provided by financing activities for the six months ended June 30, 1998 and 1997 was $1.8 million and $1.7 million, respectively. Cash provided by financing activities in both periods primarily represent proceeds from issuance of common stock under the Company's employee stock option and stock purchase plans of $1.8 million in both periods.

Current assets at June 30, 1998 were $59.1 million, 8.5% less than current assets of $64.1 million at December 31, 1997. The reduction in current assets was due primarily to a one-time increase in the provision for doubtful accounts of $2.5 million on March 9, 1998 and a reduction in accounts receivable before provision of $3.7 million. Current liabilities at June 30, 1998 were $10.6 million, 20.3% less than current liabilities of $13.3 million at December 31, 1997. Lower incentive compensation related accruals, accounts payable and tax related accruals totaling $3.7 million accounted for the decrease in liabilities in 1998.

For U. S. federal income tax purposes the Company has net operating loss carryforwards available to reduce future income of approximately $6.0 million at June 30, 1998. These carryforwards expire beginning in 2004. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $1.0 million under Internal Revenue Code section 382.

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

YEAR 2000

The Company continues to assess its exposure related to the impact of the Year 2000 date issue which is attributable to the fact that many computer programs use only two digits to identify a year in a date field. The Company's products and key financial and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Company's computer systems and products to continue to function properly. The Year 2000 date conversion effort is expected to increase costs in 1998, 1999 and 2000. The schedule for completion and the estimated conversion costs are based on management's estimates, which include assumptions of future events, including items such as availability of qualified resources. The Company could be adversely impacted by the Year 2000 date issue if the conversion schedule and cost estimates for its internal systems are not met or if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Company.

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

            Not applicable.

ITEM 5.

            Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

       A.   Exhibits

                  No. 27.1 - Financial Data Schedule

       B.   Not applicable.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NATURAL MICROSYSTEMS CORPORATION




Dated: August 7, 1998
                                     By: /s/ Robert P. Schechter
                                         -------------------------------------
                                         Robert P. Schechter
                                         President and Chief Executive Officer



Dated: August 7, 1998                By: /s/ David C. Flynn
                                         -------------------------------------
                                         David C. Flynn
                                         Controller and Chief Accounting Officer

                        NATURAL MICROSYSTEMS CORPORATION
                                 EXHIBIT INDEX


                                                                     PAGE
                                                                     ----

No. 27.1   Financial Data Schedule                                    17