Form 10-Q
period 1998-09-30
NATURAL MICROSYSTEMS CORP
filed 1998-11-12
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

           [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For Quarterly Period Ended September 30, 1998

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

YES  [  X  ]     NO  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,971,462 shares of Common Stock, $.01 par value, outstanding at October 31, 1998.

The Index to Exhibits appears on Page 18  Total Number of Pages with Exhibits: 1

                               TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                                     Page
                                                                                   ----
         Item 1.  Financial Statements and Notes
                    Condensed Consolidated Balance Sheets                            3
                    Condensed Consolidated Statements of Operations                  4
                    Condensed Consolidated Statements of Cash Flows                  5
                    Consolidated Statements of Comprehensive Income                  6
                    Notes to Consolidated Financial Statements                    7  -  10

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                 11  - 15

PART II   OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                   16

                       NATURAL MICROSYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                   (IN $000)
                                  (UNAUDITED)


                                                            December 31,   September 30,
                       ASSETS                                   1997           1998
                       ------                              -------------   -------------
Current assets:
     Cash and marketable securities                         $    33,310     $    23,381
     Accounts receivable, net                                    19,519          18,032
     Inventories                                                  8,628           9,097
     Prepaid expenses and other current assets                    2,620           3,871
                                                           -------------   -------------
         Total current assets                                    64,077          54,381

Property and equipment, net                                       9,109          12,986
Other long-term assets                                            5,636           9,621
Goodwill, net                                                     2,871           4,095
                                                           -------------   -------------
                                                            $    81,693     $    81,083
                                                           =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                  5,359           5,578
Accrued expenses                                                  7,787           3,982
Other current liabilities                                           162             247
                                                           -------------   -------------
         Total current liabilities                               13,308           9,807

Long-term obligations, less current portion                         243             164

Stockholders' equity                                             68,142          71,112
                                                           -------------   -------------
Total liabilities and stockholders' equity                  $    81,693     $    81,083
                                                           =============   =============


          The accompanying notes are an integral part of these consolidated financial statements

                       NATURAL MICROSYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN $000'S EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                     For the Three Months Ended                For the Nine Months Ended
                                                             September 30,                             September 30,

                                                      1997                1998                 1997                 1998
                                                 ---------------     ----------------    -----------------     ----------------
Revenues                                          $      20,076       $       20,611      $        54,002       $       59,054

Cost of revenues                                          6,902                7,678               18,863               20,373
                                                 ---------------     ----------------    -----------------     ----------------

Gross profit                                             13,174               12,933               35,139               38,681


Operating expenses:
   Selling, general and administrative                    5,860                7,975               15,610               21,444
   Research and development                               3,885                5,132               10,759               14,327
   Provision for uncollectable receivable                     -                    -                    -                2,500
                                                 ---------------     ----------------    -----------------     ----------------
       Total operating expenses                           9,745               13,107               26,369               38,271
                                                 ---------------     ----------------    -----------------     ----------------

Operating income (loss)                                   3,429                 (174)               8,770                  410

Other income, net                                           357                  265                  935                  719
                                                 ---------------     ----------------    -----------------     ----------------
Income before income taxes                                3,786                   91                9,705                1,129
                                                 ---------------     ----------------    -----------------     ----------------
   Income tax expense                                     1,273                   31                3,271                  395
                                                 ---------------     ----------------    -----------------     ----------------
Net income                                        $       2,513       $           60      $         6,434       $          734
                                                 ===============     ================    =================     ================
  Basic net income per common share               $        0.24       $         0.01      $          0.62       $         0.07
                                                 ===============     ================    =================     ================
   Weighted average shares outstanding               10,471,161           10,963,363           10,357,450           10,873,676
                                                 ===============     ================    =================     ================
  Diluted net income per common share             $        0.23       $         0.01      $          0.58       $         0.06
                                                 ===============     ================    =================     ================

   Weighted average shares outstanding               11,144,484           11,156,109           11,057,743           11,452,342
                                                 ===============     ================    =================     ================


The accompanying notes are an integral part of these consolidated financial statements

                       NATURAL MICROSYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FlOWS
                                  (IN $000's)
                                  (UNAUDITED)

                                                               Nine Months
                                                           Ended September 30,
                                                             1997       1998
                                                         ----------  -----------
Cash flow from operating activities:
     Net income                                          $   6,434    $     734
     Adjustments to reconcile net income to cash
        Provided by (used in) operating activities:
          Depreciation and amortization                      2,158        3,766
          Loss on sale of marketable securities                  -           (2)
          Deferred tax asset                                     4            -
          Changes in assets and liabilities:
             Accounts receivable                            (5,798)       1,701
             Inventories                                      (762)        (380)
             Prepaid expenses and other assets              (1,015)      (2,360)
             Income tax receivable                            (218)         125
             Accounts payable                                  352          151
             Accrued expenses and other liabilities          2,124       (4,017)
                                                         ---------    ---------
Cash provided by (used in) operating activities              3,279         (282)
                                                         ---------    ---------

Cash flow from investing activities:
     Additions to property and equipment                    (6,254)      (6,473)
     Additions to license agreements                             -         (401)
     Additions to goodwill                                       -       (1,875)
     Purchases of marketable securities                    (22,808)      (6,354)
     Proceeds from the sale of marketable securities        24,871       24,071
     Proceeds from the sale of property & equipment              -           16
     Investment in convertible debentures                        -       (3,000)
     Additions to other assets                                 (51)           -
                                                         ---------    ---------
Cash (provided by) used in investing activities             (4,242)       5,984
                                                         ---------    ---------

Cash flow from financing activities:
     Payments of refundable advances                           (50)         (79)
     Proceeds from issuance of common stock                  3,110        2,002
     Non-statutory stock options                                14            3
                                                         ---------    ---------
Cash provided by financing activities                        3,074        1,926
                                                         ---------    ---------
Effect of exchange rate changes on cash                        283          155
Net increase (decrease) in cash and cash equivalents         2,394        7,783
Cash and cash equivalents, beginning of period               6,578        6,317
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $   8,972    $  14,100
                                                         =========    =========



The accompanying notes are an integral part of these consolidated financial statements

                       NATURAL MICROSYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (IN $000's)
                                  (UNAUDITED)





                                                       Nine Months Ended
                                                          September 30,
                                                       1997            1998
                                                    ----------      ----------
Net income                                          $   6,434       $     734
Other comprehensive income (loss) items:
     Foreign currency translation adjustment             (256)            230
                                                    ----------      ----------
Comprehensive income                                $   6,178       $     964
                                                    ==========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

                       NATURAL MICROSYSTEMS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations and cash flow for the three month periods ending September 30, 1998 and 1997 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

B.  STOCKHOLDERS' EQUITY (IN 100's)

                                                               Additional                      Other
                                          Common Stock          Paid-In       Retained        Equity
                                     ------------------------
                                     Shares      Amount         Capital       Earnings      Adjustments      Total
                                     ------------------------ ------------- -------------- -------------- ------------
Balance at December 31, 1997         10,788     $   108         $  65,203     $  2,833       $    (2)       $  68,142

Exercise of common stock options        161           2             1,444                                       1,446

Employee stock purchase plan             20                           557                                         557

Grant of non-statutory stock options                                    3                                           3

Net income                                                                         734                            734

Cumulative translation adjustment                                                                230              230
                                     ======================== ============= ============== ============== ============
Balance at September 30, 1998        10,969     $   110         $  67,207     $  3,567       $   228        $  71,112
                                     ======================== ============= ============== ============== ============


C.  INDEBTEDNESS

At September 30, 1998, the Company had a $3.0 million bank line of credit through December 8, 1998, all of which was available. Borrowings under the line of credit bear interest at the bank's prime rate plus .25%. The Company is subject to covenants requiring maintenance of certain profitability and equity levels and leverage and liquidity ratios. At September 30, 1998, the Company was in compliance with its debt covenants and no borrowings were outstanding under the line. The Company believes that the net proceeds from its 1996 follow-on public stock offering, cash flow from operations and funds available under the line of credit will be sufficient to fund ongoing operations.

At September 30, 1998, the Company had a 2.0 million French franc line of credit with a bank for its European operations, all of which was available. The Company also secured a research and development funding grant from a branch of the French government. This represents an interest-free loan from the French government repayable from the proceeds of export sales from France. The balance at September 30, 1998 was $142,000.

                                                                 Three months ended September 30, 1998
                                                            ------------------------------------------------
                                                            Income          Shares             Per Share
(In 000's except per share data)                            (Numerator)     (Denominator)      Amount
------------------------------------------------------      ------------------------------------------------
Basic EPS (income available to all shareholders)              $         60      10,963           $     0.01
Effect of dilutive securities (stock options)                                      193
------------------------------------------------------      ------------------------------------------------
Diluted EPS (income available to common
  Stockholders + assumed conversions)                         $         60      11,156           $     0.01
                                                            ================================================

                                                                 Three months ended September 30, 1997
                                                            ------------------------------------------------
                                                            Income          Shares             Per Share
(In 000's except per share data)                            (Numerator)     (Denominator)      Amount
------------------------------------------------------      ------------------------------------------------
Basic EPS (income available to all shareholders)              $      2,513      10,471           $     0.24
Effect of dilutive securities (stock options)                                      674
------------------------------------------------------      ------------------------------------------------
Diluted EPS (income available to common
  Stockholders + assumed conversions)                         $      2,513      11,145           $     0.23
                                                            ================================================


                                                                  Nine months ended September 30, 1998
                                                            ------------------------------------------------
                                                            Income          Shares             Per Share
(In 000's except per share data)                            (Numerator)     (Denominator)      Amount
------------------------------------------------------      ------------------------------------------------
Basic EPS (income available to all shareholders)              $        734      10,874           $     0.07
Effect of dilutive securities (stock options)                                      578
------------------------------------------------------      ------------------------------------------------
Diluted EPS (income available to common
  Stockholders + assumed conversions)                         $        734      11,452           $     0.06
                                                            ================================================

                                                                  Nine months ended September 30, 1997
                                                            ------------------------------------------------
                                                            Income          Shares             Per Share
(In 000's except per share data)                            (Numerator)     (Denominator)      Amount
------------------------------------------------------      ------------------------------------------------
Basic EPS (income available to all shareholders)              $      6,434      10,357           $     0.62
Effect of dilutive securities (stock options)                                      701
------------------------------------------------------      ------------------------------------------------
Diluted EPS (income available to common
  Stockholders + assumed conversions)                         $      6,434      11,058           $     0.58
                                                            ================================================

E.   INVENTORIES

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories as of December 31, 1997 and September 30, 1998 were comprised of the following.

                               December 31,      September 30,
(In $000's)                        1997             1998
                             ---------------    --------------
Raw materials                $          558     $         779

Work In process
                                      4,277             4,511
Finished goods
                                      3,793             3,807
                             ---------------    --------------
                             $        8,628     $       9,097
                             ===============    ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Natural MicroSystems Corporation designs, manufactures and markets integrated hardware and software products which enable its customers to develop and implement high value telecommunications applications and systems based on open, standards based, client-server architectures, collectively referred to as Open Telecommunications/TM/. Use of these state-of-the-art hardware and software products, combined with the Company's consulting and support services, enable customers to shorten time to market for computer telephony systems including Internet/IP voice and fax systems, integrated voice response (IVR) systems, and call centers integrated with web sites. Specific examples of these applications include long distance least-cost routing and bypass, cellular and other wireless switching services, telephone banking, medical alert and prescription services, hotel and hospital information systems, transaction card authorization, telemarketing, help desks, school bulletin boards, security monitoring, and automated operator services.

REVENUES
Revenues of $20.6 million for the three months ended September 30, 1998 increased 2.7% percent from $20.1 million for the three months ended September 30, 1997. Revenues of $59.1 million for the nine months ended September 30, 1998 increased 9.4% from $54.0 million for the nine months ended September 30, 1997. In 1998, compared to 1997 there was an increase in revenue from sales of Fusion, and high port count AG products, offset by lower revenues from sales of low port count AG products and VBX products. AG products have supplanted and are expected to continue to supplant sales of VBX products for higher port count and more sophisticated applications.

Revenues from customers located outside of North America of $5.1 million for the three months ended September 30, 1998 decreased 5.6% from $5.4 million for the three months ended September 30, 1997 and represented 24.9% and 27.0% of total revenues respectively. Revenues were down by 15.4% in Asia. The Asian economic decline might adversely impact revenues in that region for future periods. Revenues were down significantly in Latin America, due to the decrease in orders from one customer in that region. The decline in Asia and Latin America was offset by gains in revenues to European customers. Revenues from customers located outside of North America of $15.2 million for the nine months ended September 30, 1998 decreased 2.6% from $15.6 million for the nine months ended September 30, 1997, and represented 25.7% and 28.9% of total revenues, respectively.

COST OF REVENUES
Cost of revenues of $7.7 million for the three months ended September 30, 1998 increased 11.2% from $6.9 million for the three months ended September 30, 1997, and represented 37.3% and 34.4% of total revenues, respectively. The increase is primarily attributable to personnel related costs within the services department, and additional manufacturing overhead expenditures, partially offset by improved direct margins on product sales in 1998. Cost of revenues of $20.4 million for the nine months ended September 30, 1998 increased 8.0% from $18.9 million for the nine months ended September 30, 1997 and represented 34.5% and 34.9% of total revenues, respectively. In 1997 the Company had sales to a European customer with lower margins associated with a system contract.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses of $8.0 million for the three months ended September 30, 1998 increased 36.1% from $5.9 million for the three months ended September 30, 1997, and represented 38.7% and 29.2% of revenues, respectively. Selling, general and administrative expenses of $21.4 million for the nine months ended September 30, 1998 increased 37.4% from $15.6 million for the nine months ended September 30, 1997, and represented 36.3% and 28.9% of revenues, respectively. These increases were due to costs associated with increased selling activity as well as increased expenditures for marketing and international operations, specifically in Italy and China, where the Company has begun operations. The Company expects that its selling, general and administrative expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

RESEARCH AND DEVELOPMENT
Research and development expenditures of $5.1 million for the three months ended September 30, 1998 increased 32.1% from $3.9 million for the three months ended September 30, 1997 and represented 24.9% and 19.4% of revenues, respectively. Research and development expenditures of $14.3 million for the nine months ended September 30, 1998 increased 33.2% from $10.8 million for the nine months ended September 30, 1997 and represented 24.3% and 19.9% of revenues, respectively. The increases were due to increased personnel and development project related costs for both periods. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of future product revenues in future periods.

OTHER INCOME, NET
Other income, net was $265,000 and $357,000, respectively for the three months ended September 30, 1998 and 1997, respectively. Other income, net was $719,000 and $935,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in interest income was due to lower average cash balances from the use of cash reserves to purchase capital assets of the Company, and to provide cash for operations.

INCOME TAX EXPENSE
Income tax expense was $31,000 and $1.3 million for the three months ended September 30, 1998 and 1997, respectively. Income tax expense was $395,000 and $3.3 million for the nine months ended September 30, 1998 and 1997, respectively. Income taxes were computed based on an effective tax rate, which differed from the U.S. federal statutory rate primarily due to state and foreign income taxes and income tax credits.

OPERATING AND NET INCOME
As a result of the foregoing, operating (loss)income was ($174,000) and $3.4 million for the three months ended September 30, 1998 and 1997, respectively. Net income was $60,000 and $2.5 million for the same periods, respectively. Operating income was $410,000 and $8.8 million for the nine months ended September 30, 1998 and 1997, respectively. Net income was $734,000 and $6.4 million for the same periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash (used in) provided by operations for the nine months ended September 30,1998 and 1997 was ($282,000) and $3.3 million respectively. Cash was used in operations in 1998 due to a decrease in accrued expenses and an increase in prepaid expenses, offset by significant increases in depreciation expense. Cash was provided in operations in 1997 from increases in revenues and increases in accounts payable offset by increases in inventory, accounts receivable and prepaid expenses.

Cash provided by (used in) investing activities for the nine months ended September 30, 1998 and 1997 was $6.0 million and ($4.2 million), respectively. Proceeds of $6.4 million were generated from the sale of marketable securities. Cash was used in 1998 to make a payment of $1.9 million in association with the acquisition of Teknique Incorporated and PSR Incorporated. For both periods cash was used to purchase property and equipment of $6.5 million and $6.3 million, respectively. A significant portion of the property and equipment purchased in 1998 and 1997 was attributable to investments related to the Company's new headquarters and increased personnel requirements. In 1998 the Company invested $3.0 million in the convertible debentures of a company to support current and future product offerings.

Cash provided by financing activities for the nine months ended September 30, 1998 and 1997 was $1.9 million and $3.1 million, respectively. Cash provided by financing activities in both periods primarily represent proceeds from issuance of common stock under the Company's employee stock option and stock purchase plans of $2.0 million and $3.1 million, respectively.

Current assets at September 30, 1998 were $54.4 million, 15.1% less than current assets of $64.1 million at December 31, 1997. Cash and marketable securities were reduced by $10.0 million in support of the Companies operating and investing activities. Prepaid expenses and other current assets increased by $1.3 million. Current liabilities at September 30, 1998 were $9.8 million, 26.3% less than current liabilities of $13.3 million at December 31, 1997. Lower compensation related accruals, accounts payable and tax related accruals totaling $3.7 million accounted for the decrease in liabilities in 1998.

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

YEAR 2000
The year 2000 issue encompasses the inability of certain computer programs and equipment that utilize embedded chips to perform accurately after the year 2000. Concerns relating to the Year 2000 issue generally arise out of the potential that this issue will affect business operations on an ongoing basis, as well as the costs to correct possible system failures.

The Company has been implementing a Year 2000 compliance program to address the Year 2000 issue. This program is designed to ensure that the Company's current product offerings are Year 2000 compliant, that Year 2000 disruptions of vendors and other third party relationships will not affect the Company's operations, and that the Company's internal systems will continue to function properly. As part of this implementation, since February, 1998, the Company has been publishing on its external web site Year 2000 information concerning the Company's product offerings and other information relating to the Company's Year 2000 compliance program. Furthermore, an external consulting firm has been working on-site with the Company since September 1998, to assess the Company's program, as well as to recommend changes and additions to the program in order to provide the optimum assurance of Year 2000 readiness that can be obtained.

The Company is pursuing its Year 2000 compliance program in accordance with the following five phases: (1) Conduct an inventory to determine all potential Year 2000 problem areas having a material impact on the Company; (2) Prioritize the identified Year 2000 problem areas; (3) Formally test or assess material items for Year 2000 readiness; (4) Repair or replace material items determined not to be Year 2000 compliant; and (5) Design and implement a contingency and business continuation plan for items not to be repaired or replaced.

Phases 1 and 2 for all functions of the Company's program have been completed. The Company is currently working on phase 3. During this phase the Company will assess whether any Year 2000 non-compliant items can be remediated, replaced or upgraded.

The Company has established testing criteria for all functions of the project. Testing will involve an integration of both remediation and stress testing of the Company's product offerings and internal systems. Final procedures will be established during the fourth quarter of 1998, and formal testing is scheduled to begin immediately thereafter.

The Company anticipates that (i) by March 31, 1999, it will have tested 80% of the Company's major products and 50% of its legacy products and (ii) by June 30, 1999, will have tested 100% of its major products and 80% of current legacy products.

Although formal testing has not been completed, the Company believes that its major product offerings are Year 2000 compliant in their current form. Certain older legacy products, which the Company no longer sells, may not be Year 2000 compliant. The Company will address this issue by notifying customers who purchased these products from the Company that these products may not be Year 2000 compliant, and that each customer should test, repair and/or replace any of these products if they are still in use.

The Company's enterprise wide business system is the Company's primary internal management information system. This system is warranted to be Year 2000 compliant by the vendor. The Company believes that its other internal systems and equipment will not pose a significant operational problem from a Year 2000 standpoint, but some will require additional modifications.

The Company is verifying the readiness of its suppliers by issuing questionnaires relating to Year 2000 issues. The Company will audit the responses of top tier suppliers and any other supplier who could have a material impact on the Company's operations. Where the Company believes that a particular supplier poses an unacceptable risk, the Company will identify an alternative source. The mailing of questionnaires to suppliers has been completed, and the Company is reviewing the responses as they are submitted. This process will be ongoing as new vendors are added as suppliers to the Company's operations.

The Company is addressing the Year 2000 readiness of significant customers. On an on-going basis, the Company is reviewing their publicly available published information relating to their Year 2000 status.

Costs incurred in the Company's Year 2000 effort will be expensed as incurred. While the Company's final evaluation of total costs has not yet been determined, it has been estimated based upon the Company's current Year 2000 program and information to be approximately $1 million. Should these estimates prove to be correct, it is believed that the expense will not have a material impact on its business, operating results or ongoing operations resulting from Year 2000 issues.

The Company is addressing concerns relating to its products, internal facilities and material relationships with third parties. At this time, the Company cannot assure that there will not be any material effect on the Company's business, results of operations or financial condition as a result of (i) products from third parties that have not become Year 2000 compliant or (ii) currently unknown information. However, the Company is reducing its risks relating to the Year 2000 issue by implementing its Year 2000 program.

Readers should be cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosure under the heading "Cautionary Statement" for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act.

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



                                       Natural MicroSystems Corporation



Dated: November 10, 1998               By: /S/ Robert P. Schechter
                                           -----------------------
                                           Robert P. Schechter
                                           President and Chief Executive Officer



Dated: November 10, 1998               By: /S/ Robert E. Hult
                                           ------------------
                                           Robert E. Hult
                                           Chief Financial Officer

                       NATURAL MICROSYSTEMS CORPORATION
                                 EXHIBIT INDEX


                                                 Page
                                                 ----


No. 27.1   Financial Data Schedule                19