Form 10-K
period 1998-12-31
NATURAL MICROSYSTEMS CORP
filed 1999-03-31
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20459
                                    FORM 10K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                  For the fiscal year ended December 31, 1998


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994 [NO FEE REQUIRED] For the transition period from _________ to _________


                          Commission File No. 0-23282

                       NATURAL MICROSYSTEMS CORPORATION
                     ------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                           04-2814586
                   --------                           ----------
          (State or other jurisdiction            (I. R. S. employer
         of incorporation or organization)      identification number)


             100 Crossing Boulevard,
            Framingham, Massachusetts                      01702
            -------------------------                      -----
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10K or any amendment to this FORM 10K. [_]

As of March 18, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $71.0 million, based on the closing price on such date of the registrant's Common Stock on The NASDAQ Stock Market. As of March 18, 1999, 11,023,120 shares of Common Stock, $.01 par value per share were outstanding.

Documents Incorporated By Reference
Portions of the registrant's Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the registrant are incorporated into Part III of this FORM 10K.

                            EXHIBIT INDEX ON PAGE 44

The following are trademarks and trade names of the company indicated.

AG Access, AG2, Alliance Generation2, CT Access, Diva, Fusion, HMIC, Natural Access, Natural Call Control, NaturalEdge, NaturalFax, Natural Media, Natural Platforms, NaturalRecognition, NaturalText, Open Telecommunications, QX, and TX are trademarks; Alliance Generation and Watson are registered trademarks; and Natural MicroSystems is a trade name of the registrant. This Form 10K also includes references to trademarks and trade names of companies other than the registrant, including ActiveAG(TM), ActiveX(TM), CompactPCI(R), Delphi(TM), PowerBuilder(TM), TouchTone(R), UNIX(R), VisualBasic(TM), and Windows NT(R).

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


                                     PART I

Item 1.  Business.
         ---------

Overview

Natural MicroSystems Corporation (the Company) designs, manufactures, markets, and services integrated hardware and software products which enable its customers to develop and implement high-value telecommunications applications and systems based on open, standards-based, client/server architectures, collectively referred to as Open Telecommunications. Use of the Company's products permits the direct interaction of such applications and systems with the public switched telephone network (PSTN) and public or private data networks (e.g. the Internet), both domestically and internationally, and with end-users' internal telephone and data processing systems. The principal functions provided by the Company's products include connection to and monitoring of the PSTN and data networks, call switching, call control, recognition and generation of TouchTone signals, digital encoding and decoding of voice (store-and-forward and real-time), integration of mixed-media resources (facsimile, speech recognition and text-to-speech), access to computer-based information, gateways and protocols to data networks including TCP/IP and SS7, and the codification, framing and real-time transport of circuit switched information over packet switched networks. The Company also offers services that help its customers not only quickly build and deploy solutions using the Company's enabling technologies but also create customized solutions with specific features and enhancements they require.

The Company's customers are primarily original equipment manufacturers (OEMs), independent software vendors (ISVs), value added resellers (VARs), and systems integrators, which incorporate enhanced telecommunications services in a wide variety of applications and systems; telecommunications service providers, which offer services to commercial or other end users; and international distributors. These customers, utilizing the Company's enabling technology products, have developed numerous applications and systems which automate tasks, enhance productivity, reduce costs and improve customer service. Such applications and systems are generally in the areas of messaging, automated attendant, interactive voice response (IVR), specialized switching, call centers and computer telephony integration, enhanced network services, call and data recording, infrastructure, IP (Internet Protocol) telephony, intelligent networks (IN), toll bypass and IP-to-PSTN gateways. Specific examples of these applications are telephone banking, medical alert and prescription services, hotel and hospital information systems, transaction card authorization, telemarketing, help desks, school bulletin boards, long distance least-cost routing and bypass, cellular and other wireless switching services, security monitoring, and automated operator services.

The Company believes it has been and continues to be a technology leader in Open Telecommunications. It pioneered the use of digital signal processing chips
(DSPs) for PC-based computer telephony applications with its Watson product, which was introduced in 1984. DSPs provide the processing power required for signal computing algorithms used for real-time encoding and decoding of voice, including compression, maintaining high-quality tone detection, call control, and other mixed media functions, while minimizing the use of the host computer's processing resources. In 1993, based on its long experience in using DSPs in combination with its own proprietary algorithms, the Company introduced the Alliance Generation (AG) product line, which the Company believes is the most powerful, fully-featured, PC-based enabling technology currently available. The AG product line is fully compatible with the Multi-Vendor Integration Protocol(TM) (MVIP(TM)) and H.100/H.110 from the Enterprise Computer Telephony Forum (ECTF), widely adopted standards for interoperability and switching among telecommunications resources. (See "Standards.") The Company's Open Telecommunications products form the basis for cost-effective, high-value applications and systems, which the Company believes are characterized by one or more of the following attributes:

 .  High capacity and performance
 .  Sophisticated software-based switching capabilities
 .  Mixed media support
 .  Rapid time to market
 .  High availability

The Company's products are designed to be open, standards-based, layered, operating system-independent, modular and scalable. They encompass integrated hardware, software and media extension products which build upon the structure of the Company's AG product line. It is comprised of DSP platforms which provide the developer with algorithm processing capabilities, software-based switching, and telephone line interfaces (Natural Platforms); media extension software which allows developers to use facsimile, speech recognition, and text-to-speech capabilities (Natural Media); and software applications programming interfaces (APIs) and development tools (Natural Access). (See "Products.")


The Open Telecommunications Market

The first systems to integrate telecommunications and computer functions created "Computer Telephony Integration" (CTI) applications in the early 1980s. Applications such as voice messaging and automated attendant were used primarily by Fortune 500 companies. These early systems used proprietary hardware and software. With the increased performance capabilities and general acceptance of PCs, two trends emerged. The first, the shift from closed proprietary hardware and software to open, standards-based commodity computing PC architectures and software, resulted in more cost-effective applications. The second, the shift from Central Office or centralized computing environments to distributed or client/server computing architectures, resulted in more widespread adoption. As a result of these trends, application developers bring their products to market more quickly and at lower cost, increasing the overall demand for Open Telecommunications products and services.

The market for Open Telecommunications systems has grown substantially since it began in the 1980s. Presently the Company views the telecommunications equipment market as having four segments:


                 Applications                      Infrastructure
-----------------------------------------------------------------------------------
Network based    .  Voice and fax messaging        .  IN services  SS7
                      systems                      .  Switching
                 .  One number "follow me"         .  Trunking
                      systems                      .  Vocoding
                 .  International call back        .  Gateways and protocols
                 .  Prepaid calling card systems
                 .  Renumbering systems
-----------------------------------------------------------------------------------
Enterprise based .  Voice and fax mail             .  Specialized switches
                 .  Interactive voice response     .  Automatic call distributors
                 .  Call center applications       .  Fax servers
                 .  Logging systems                .  Communications servers
                                                   .  IP gateways
-----------------------------------------------------------------------------------

The first segment to adopt Open Telecommunications was enterprise-based applications (sometimes referred to as computer telephony integration), specifically voice mail and IVR systems. The Company believes that most new entrants and many existing participants in this segment purchase enabling technology rather than develop it themselves; accordingly, the segment is primarily based on Open Telecommunications concepts. The second segment to adopt Open Telecommunications technology was network-based applications. Initial products were primarily messaging platforms for service provider networks. Other applications soon followed including one number "follow me" systems, international call back, prepaid calling card systems and renumbering systems. The Company believes that most new entrants to this market purchase enabling technology rather than develop it themselves. Open Telecommunications technology has been little used in the infrastructure segments to date. The Company believes these segments require high availability systems. The Company anticipates these segments will continue to accept Open Telecommunications products, in lieu of proprietary technology, as high availability product offerings become increasingly available.

The Company is focused on enabling technology which underlies the entire Open Telecommunications applications and systems market. This enabling technology may be further divided between open, standards-based commercially available products of the type offered by the Company and proprietary enabling components developed and used by some application developers. There is a continuing trend among developers who use proprietary enabling components to shift to commercially available enabling technology products in lieu of updating their proprietary components. The momentum of Open Telecommunications and the pace of improvement of the Company's offerings frequently surpass the resources and capabilities of the proprietary component developers. The Company believes the enabling technology market will experience strong growth due to increased competition in the telecommunications market and the continuing shift from proprietary components to open, standards-based enabling technology products.


Strategy

The Company's strategy is to expand its business by concentrating product development, marketing efforts, and service offerings in market segments worldwide which are characterized by high-value applications and systems. The Company concentrates its marketing efforts on new entrants to these segments and on specific potential customers currently using their own proprietary components or products of the Company's competitors.

The Company's strategy requires it to offer a broad range of enabling technology products and services not only for applications and systems in enterprise markets but also for the emerging markets of network-based applications as well as enterprise and network infrastructure. Rather than attempting to develop all such enabling technologies with its own resources, the Company designs its products based on interoperability and open standards, including MVIP and others such as H.100/H.110 promoted by the ECTF, International Telecommunications Union
(ITU), the Voice over IP Forum of the International Multimedia Consortium's H.323, Microsoft Windows NT, and UNIX. In addition, the Company pursues development, supply and licensing arrangements with companies which have developed complementary technologies. (See "Products" and "Standards.")
The following are key features of the Company's strategy:


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

Focus on High Value Applications and Systems

The Company's objective is to provide its customers with a broad range of enabling technologies that support the creation of applications and systems with the following characteristics:

 . High capacity and high performance, enabling developers to build highly cost-effective applications and systems that accommodate large numbers of telephone lines in a single PC slot in a single computer chassis or through networked or multi-chassis systems, with the lowest use of host processor resources.

 . Mixed media support, enabling developers to build applications and systems incorporating different media types such as voice, facsimile, speech recognition, text-to-speech, and data.

 . Sophisticated software-based switching, enabling developers to easily and automatically route signals to and effectively utilize the appropriate system resources.

 . Time to market support, providing developers with an easy-to-use software development environment and complementary services that promote a rapid time to market for our developers' products.

 . High availability systems, an emerging capability enabling developers to build Infrastructure applications and systems.


Partnership-based Distribution Model

The Company provides enabling technology products to a broad network of OEMs, VARs, ISVs, systems integrators and telecommunications service providers for incorporation into the products and services they deliver to end users. The Company believes this multi-channel distribution strategy leverages the significant development, marketing, and distribution expertise of its customers. The Company intends to expand this network with aggressive investment in developer support, services, communications, and partner marketing programs.


Global Presence

The Company believes that its products must be developed for global markets, allowing developers to integrate their applications and systems into a wide variety of telephone and data networks using Company products which are compatible with signaling protocols approved for use in numerous countries. The Company believes that it must have a presence in the fastest growing and largest international markets. The Company uses its technological expertise, open architecture, and familiarity with international regulatory requirements to obtain the approvals required for use of its products in principal foreign markets. As of the date hereof, the Company's products have been incorporated into products sold to end users in over 40 countries around the world.

Pursue High Growth Markets
The Company is focusing its marketing and business development efforts in areas where significant growth opportunities exist. These include:

 . Enterprise-based Applications. This market accounts for a significant portion of the Company's current revenues. The Company continues to believe the transition of computer telephony applications (such as messaging, IVR, and call centers) from proprietary to open enabling technology represents a high growth opportunity. The Company actively pursues new entrants to these segments as well as existing entities who are considering a move to open architectures or from competing vendors' products.

 . Network-based Applications. This market includes systems and applications which are part of a service provider's network. Virtually all new offerings are based upon open enabling technology. This is a high growth opportunity as it supports the network operators' strategy of differentiating their services offerings.

 . Enterprise and Network Infrastructure. The Company's products are currently used by customers developing next-generation wireless and wireline network equipment, and next-generation PBXs (private branch exchanges). The Company's products are used for routing and switching, and transcoding of signals. The Company believes this is a large, untapped market that will be addressed with the emerging high availability PC-based systems.

Products

The Company's products are integrated hardware and resident software, mixed-media extensions, development tools, and communication protocols which enable its customers to develop and implement Open Telecommunications applications and systems. The Company's integrated hardware and software products use DSPs combined with proprietary and third-party algorithms and proprietary control software to optimize computing power. The products are based upon open architectures and industry standards such as MVIP, the PCI and ISA buses, and the Windows NT and certain UNIX operating systems. The products are interoperable and scalable, permitting physical expansion of telephone line capacity without software modification. The combination of high computing power and open, standards-based and scalable features enables developers to efficiently produce applications with high-quality speech and other-high performance functions. The Company's platform products consist of printed circuit boards containing DSPs, analog or digital telephone network interfaces, memory, DSP algorithms, communications protocols, and other software.

The Company's products are open, standards-based, layered, operating system-independent, modular and scalable. The Company believes these features save developers time and effort when developing sophisticated applications and systems. The Company's products comprise integrated hardware and software platforms which are referred to collectively as Natural Platforms; mixed media extensions for facsimile, speech recognition and text-to-speech (TTS), referred to collectively as NaturalMedia and includes NaturalFax, NaturalRecognition and NaturalText; and a software product line called Natural Access, an API for telecommunications applications. The relationship between various elements of these products are shown in the following illustration.

                     Natural MicroSystems Product Families

--------------------------------------------------------------------------------
Product Families         Functions                    Key Products
--------------------------------------------------------------------------------
Natural Platforms        Digital signal processing    Alliance Generation family
DSP hardware &           Switching                    QX Series
software                 Network interface            TX Series
                         IP network routing           NaturalFax board family
                         SS7 protocols                Fusion
--------------------------------------------------------------------------------
Natural Media            Facsimile                    NaturalFax
Mixed media extensions   Speech recognition           NaturalRecognition
                         Text to speech               NaturalText
--------------------------------------------------------------------------------
Natural Access           Application Programming      CT Access
                          Interfaces
Software development     Development tools            Active AG
environments             Switching software           TAPI TSP
--------------------------------------------------------------------------------

Natural Platforms

Natural Platforms are integrated hardware and software products with DSP resources, telephone network interface technology, and a software-based switching fabric. The principal product line within Natural Platforms is the Alliance Generation (AG) family.


The Alliance Generation

Introduced in 1993, the AG family consists of a set of full-function configurations, including platform or "mother" boards. Each AG motherboard includes connectors for a "daughter" board which either expands the number of ports or adds mixed media functionality. AG platforms use powerful DSPs characterized by the capacity to process multiple tasks, including dynamic allocation of ports, on each DSP. Each AG product includes an Intel x86 family co-processor which controls the assignment of DSP functions and minimizes diversion of the host processor. AG products which do not include on-board telephone network interfaces are deployed with analog or digital network interface cards. All AG products include an MVIP or H.100 interface which provides switching fabrics and the capability to interoperate with third-party products.

 . The AG-8 provides call processing for up to eight analog network interfaces and a single-chip implementation of the MVIP circuit.

 . The AG-24/30 provides voice processing for T1 or E1 service without on-board analog or digital network interface.

 . The AG-48/60 provides voice processing for 2 T1s or E1s without on-board analog or digital network interfaces.

 . The AG 2000 provides 8 ports of voice and fax processing with worldwide analog telephone connections for loopstart, station (connection to telephone), DID, or 2- and 4-wire E&M in a single PCI slot.

 . The AG 4000 platforms provide up to 120 ports of voice and fax processing and an integrated digital trunk interface. The AG 4000 can be configured for up to 4 T1 or E1 interfaces per board.

 . The AG-T1/E1 provides T1 (24 ports) or E1 (30 ports) service and is configured with an on-board digital network interface.

 . The AG Dual T1/E1 provides two T1 (48 ports) or E1 (60 ports) interfaces and is configured with an on-board digital network interface.

   The AG Quad T/E provides four T1 (96 port) or four E1 (120 port) interfaces utilizing only one PCI slot in a PC chassis and is configured with an on-board digital network interface.

 . The CompactPCI AG Quad T and Quad E feature four T1 or E1 integrated digital trunk interfaces and up to 60 ports of voice processing in a CompactPCI form factor.

 .  The Company offers a series of daughterboards in the AG product line. The
   Ally serves either to increase the number of ports on AG platforms or to provide increased processing power for other third-party algorithms. The AG Realtime allows up to 24 lines of low latency transcoding of wireless signals or real-time compression of voice for packetizing for transport to an IP router for IP telephony applications. The Diva I and II daughterboards provide the means to implement high-capacity speech recognition and text-to-speech capabilities by providing additional DSP resources in AG products. These capabilities are currently being implemented on the Diva I and II under licenses granted by Voice Control Systems, Inc. (speech recognition) and Lernout and Hauspie Communications Corporation (text-to-speech).

 . Additional products within the Natural Platforms product family include analog line and station interface boards (AG Connect) for between eight and 24 lines. The Company has implemented the MVIP multi-chassis standard on its own MC-1 platform for multi-chassis switching.


QX Series

The Natural Platforms product family also includes the QX 2000. This board provides call processing for up to four analog network interfaces, supports NaturalFax and NaturalRecognition, and a single chip implementation of the H.100 circuit.


TX Series

The TX Series is a family of high-performance data communications platforms with support for integrated SS7 and TCP/IP protocol stacks. These boards run the entire protocol stack on the board, minimizing host loading and increasing system scalability. The TX2000 and TX3000 provide support for VoIP and SS7 applications in an ISA form factor. The TX2000 can support up to 4 SS7 links, while the TX3000 can support from 4 to 16 SS7 links. The TX3210 provides high-performance IP routing for VoIP applications, in a PCI form factor, and includes 100Base-T Ethernet support. The TX3220 (PCI) and TX3220c (CompactPCI) are optimized for SS7 and IN applications and can support from 4 to 16 SS7 links.

NaturalFax Board Family

NaturalFax boards are based on the Company's standard AG and QX board technology and include a full complement of NaturalFax software ports. The NaturalFax/AG series provides fax solutions in 8-, 24- and 30-port increments in a single ISA or PCI slot. The NaturalFax/QX series provides 4 ports of analog voice and call processing, in addition to full fax functionality, in a PCI slot. All boards offer universal ports, a telephony interface, full IVR voice capability, and IP fax capability with support for both store-and-forward fax over IP (T.37 compatible). Real-time fax over IP (T.38 compatible) will be available when the standard is approved.


Fusion

The Company believes that the Fusion platform was the first open, scalable, enabling technology product for IP telephony also referred to as "voice over the Internet". Fusion provides developers with the scalability, openness and programmability required for building server-based IP telephony applications, such as tariff or toll by-pass for voice and fax transmissions, LAN telephony, and web-enabled call centers. Fusion gives OEMs and systems integrators the ability to support from four analog ports in a single PCI slot up to four T1/E1s of IP telephony capability in an single PCI or CompactPCI slot. It also features a programmable voice encoding/decoding platform which supports multiple standard vocoding algorithms including G.711, G.723.1, G.729A, and GSM. Fusion supports TCP/IP, RTP and the evolving H.323 family of protocols. Fusion is MVIP-compliant and comprised of a set of integrated hardware and software platforms with a Windows NT-based set of APIs. Fusion is comprised of the QX 2000 or AG 4000 board and the optional TX3210 board.

Since each of Fusion's components contains on board processors, the host PC processor is freed up to run IP telephony applications. Additionally, Fusion is programmable allowing it to be updated to support emerging industry software standards for Internet telephony without a requirement to change hardware.


Natural Media

To support mixed-media applications, the Company provides facsimile, speech recognition, and text-to-speech conversion technologies through integration of the following Natural Media extension products with Natural Platforms:


NaturalFax

NaturalFax is a software-only extension to the AG platforms. Applications include fax-back order confirmation, inquiry response and facsimile broadcasting.


NaturalRecognition

NaturalRecognition is a software extension to the AG platform line which is implemented on the Diva I and II daughterboards pursuant to a license granted by Voice Control Systems, Inc. Applications using this technology provide, among other things, speaker identification and an alternative to TouchTone input.


NaturalText

NaturalText is a software extension to the AG platform line offered by the Company which is implemented on the Diva I and II daughter boards pursuant to a license granted by Lernout and Hauspie. Applications include telephone access to e-mail, stored facsimile messages, or other data.


Natural Access Software

The Company offers and is developing a variety of software Application Programming Interfaces (APIs) and development tools to facilitate the development of Open Telecommunications systems and applications. These tools allow developers, working with common programming languages and different programming models, independent of host platforms and operating systems, to incorporate computer telephony functionality without writing low-level code. The elements in this layer include CT Access, ActiveAG, and TAPI support.


CT Access

CT Access is an advanced development kit that includes interfaces to other platforms, MVIP and H.100 switching, and mixed-media extensions. CT Access is a layered development toolkit for OEMs, VARs, and systems integrators that build applications and systems using media other than that available on AG products and third-party APIs.

ActiveAG

ActiveAG is a 32-bit ActiveX control exposing the AG telecommunication features. ActiveX is a Microsoft software technology that simplifies application development integration, reducing development cost and time when integrating telecommunications features with Microsoft's Exchange messaging server and Outlook client as well as Microsoft's database software products. ActiveAG also enables telecommunications features to be seamlessly integrated with horizontal Rapid Application Development tools such as Microsoft VisualBasic, Sybase PowerBuilder, and Borland Delphi.


Support for TAPI

Natural Access includes support for TAPI, the Microsoft Windows Telephony Application Programming Interface that abstracts hardware, providing application developers with the freedom of network and device independence. The Company provides a TAPI Service Provider, or TSP, and a companion Wave driver that enable application developers to use Microsoft's TAPI and Wave APIs to interface with telephone switches to establish and maintain telephone calls, and to play and record voice over telephone lines.


Services

The Company provides a variety of services to its customers through the NaturalEdge Services Group. Service offerings combine the Company's expertise with partners' knowledge of specific markets to help them quickly build and deploy solutions using the Company's technologies.


NaturalEdge Engineering Consulting Services

NaturalEdge Engineering Consulting Services include:

 . Systems Architecture and Engineering which assist customers with all facets of product development, from concept definition to feasibility analysis to functional specifications

 . Design Consulting which creates working prototypes and provides a range of engineering services, including specifications and detailed project plans

 . Development and Integration Services which helps customers develop value-added product features, extend product functionality, or migrate to newer technology while protecting investments in existing offerings


NaturalEdge Global Support

NaturalEdge Global Support offers three support programs that supplement the standard Company product warranty:

 . NaturalEdge Support offering e-mail, fax, and voice access to trained support staff with guaranteed next-business-day response, as well as unlimited access the Company's secure web-based support including documentation, bug fixes, technical notes, technology white papers, and access to an anonymous discussion group

 . Dedicated Support providing engineer-to-engineer interaction "on-call" during an extended business day for customer development staff, and "Quick Start" services -- two days of custom, on-site support sessions at the customer's facility

 . Global On-Call Support adding guaranteed one-hour response to inquiries 24 hours a day, seven days a week, an individual support account manager, support for unlimited callers through a worldwide toll-free number; and special board swap programs tailored to each customer's requirements


Standards

The Company develops its products to support industry standards such as MVIP, ISA, PCI, and CompactPCI buses, protocols approved by the International Telecommunications Union (ITU) and American National Standards Institute (ANSI), and application programming interfaces such as Telephony Application Programming Interface (TAPI) from Microsoft Corporation and the Enterprise Computer Telephony Forum (ECTF). The Company was one of the original promoters of MVIP, a widely-adopted standard for interoperability and switching among computer telephony resources, including network line interfaces, voice, facsimile, speech recognition, text to speech, video, and data.

In support of its standards work, the Company participates in the Global Organization for Multi-Vendor Integration Protocol (GO-MVIP), the ECTF, the PCI Industrial Computer Manufacturer's Group (PICMG), the PCI Special Interest Group (PCI SIG), the Intelligent Network Forum, the International Multi-media Teleconferencing Consortium (IMTC)/Voice Over IP Forum, Cellular Telecommunications Industry Association (CTIA), Universal Wireless Communications Consortium, and the VON Coalition. In addition, a number of its employees are members of the Internet Engineering Task Force (IETF), Institute of Electrical and Electronic Engineers and Association for Computing Machinery and the Company monitors the activities of the ITU, European Telecommunications Standards Institute (ETSI), ANSI and the Telecommunications Industry Association
(TIA).


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


            Enterprise Applications     Enterprise Infrastructure
            -----------------------     -------------------------

            Active Voice                Reitek
            Aspect Telecommunications   Ring!
            Genesys                     Siemens
            Mitel                       Xiox
            Omtool


            Network Applications        Network Infrastructure
            ------------------------    ----------------------

            Centigram Communications    Clarent
            Comverse                    Hughes Network Systems
            Eureka Soft                 Lucent Technologies
            NetCentric                  Silicon Wireless
            Tecnet Teleinformacia


The customers appearing in the above chart accounted in the aggregate for approximately 26% of the Company's total revenues in 1998.

During 1998 and 1997, no customer accounted for 10% of the Company's revenues. During 1996, one customer, Centigram Communications Corporation accounted for 13.9% of the Company's revenues. The Company currently receives manufacturing license revenue from another customer and may from time to time grant manufacturing rights to certain customers.


Sales, Marketing and Distribution

The Company focuses its sales and marketing efforts on OEMs, VARs, ISVs, systems integrators, telecommunications service providers and international distributors. The Company markets its products in North America through a sales and marketing organization of 108 employees, 84 of whom are located at the Company's headquarters in Framingham, and the others in regional sales offices located in Atlanta, GA, Dallas, TX, Red Bank, NJ, Schaumburg, IL, Los Angeles and Campbell, CA, and Annandale, VA. The Company markets its products outside North America through a direct sales and support organization and through international distributors. The Company has European, Latin American and Asian subsidiaries, with direct sales offices in Paris; Frankfurt; Madrid; Cambridge, UK; Turin, Italy; Buenos Aires; Tokyo; Singapore; Hong Kong and Beijing. These offices are responsible for developing customers, including distributors, and for providing customer and sales support.

The Company believes that its international presence enhances its ability to sell its products and to obtain necessary regulatory approvals for the interconnection of the Company's products to foreign telephone networks under applicable government electrical safety standards and signaling protocols. The Company's current product lines have been incorporated into products sold to end users in approximately 40 foreign countries, including Brazil, France, Germany, Japan, the United Kingdom and China. During 1998, 26.9% of the Company's revenues were from sales and services outside North America, including approximately 15.4% from sales and services to customers in Europe.

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


Research and Development

The Company believes that extension and enhancement of existing products, development of new products and support of joint product development activities are critical to its future success. During 1998, 1997, and 1996, the Company spent $20.9, $14.9, and $10.3 million, respectively, on research and development, equal to 27.3%, 19.7%, and 20.1%, respectively, of its revenues for such years.

The Company's current research and development is conducted by 150 employees located at its headquarters in Framingham as well as in Schaumburg and Paris. The Company's current research and development is focused on increasing scalability and performance, providing high availability through CompactPCI, hot swap and multi-chassis technologies, and enhancing the software development environment to facilitate shorter development cycles for its partners. Additional areas of particular focus include its IP telephony products, Fusion and associated vocoders, network integration, internationalization of products, data communications and intelligent network protocols and platforms, and wireless platforms, including wireless IP.


Operations

The Company's manufacturing operations consist primarily of quality control and testing of completed products. In each of North America and Europe, the Company relies on a single ISO 9002 certified contract manufacturer to assemble printed circuit boards of the AG product line. The TX product family is assembled in North America by a qualified contract manufacturer who is not yet ISO 9002 certified. In each case the Company has identified a second source for assembly of its circuit boards, but if any of its current manufacturers became unable or unwilling to manufacture such boards, the process of transitioning to an alternative manufacturer would take up to several months which could have a short-term adverse effect on the Company's business. During 1996, the Company received ISO 9002 certification for its Framingham facility, and has participated in all required processes and audits required to maintain this certification. The most recent BABT audit was conducted in November 1998, with no nonconformity found.

The Company seeks to use industry-standard components for its products. Many of these components are generally available from multiple sources; however, certain custom integrated circuits and other devices which are components on one or more of the Company's products are acquired by the Company from single-source suppliers. Although the Company believes it could develop other sources for each of these custom devices, the process could take several months, and the inability or refusal of any such sources to continue to supply devices could have a material adverse effect on the Company pending the development of an alternative source.

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


Employees

As of December 31, 1998, the Company had 383 full-time employees, including 85 in sales, 23 in marketing, 150 in research and development, 38 in services, 38 in operations, and 49 in administration and finance. None of the employees is represented by a labor union. The Company has never experienced a work stoppage and considers its relations with its employees to be good.


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

Variations in Operating Results

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

Competition

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

Market Acceptance of Products; Technological Changes

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's near term success and future growth is substantially dependent upon continuing market acceptance of its products. The Company's future success will in large part depend on its continued ability to enhance its existing products and to develop new products to meet changing customer requirements and emerging industry standards. There can be no assurance that the Company will successfully develop new products and enhancements on a timely basis or that such products and enhancements will achieve market acceptance. Delay in the development of these products and enhancements or their failure to achieve market acceptance could adversely affect the Company's business. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

Limited Protection of Proprietary Technology

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

Dependence on Market Success of Third Parties

The Company's customers are primarily original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators, telecommunications service providers, and international distributors. The Company's revenues are dependent upon the ability of its customers to develop and sell computer telephony applications and systems to end users. Factors affecting the ability of the Company's customers to develop and sell their products include competition, regulatory restrictions, patent and other intellectual property issues, and overall economic conditions. No customer accounted for more than 10% of the Company's revenue in 1998 or 1997. One customer accounted for 13.9% of the Company's revenue in 1996. There can be no assurance that any customer will continue to purchase similar volumes of the Company's products.

Dependence on Outside Suppliers and Contract Assembly Manufacturers

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

Risks Associated with International Operations

The Company's sales of products and services to customers outside North America accounted for 26.9% of the Company's revenues in 1998. In addition, the Company believes that a material portion of its domestic sales ultimately result in the use of the Company's products outside North America. Accordingly, a significant portion of the Company's revenues are subject to the risks associated with international sales. The Company has significant assets denominated in French currency and has denominated a significant portion of its sales in French currency. Further, customers generally evaluate the purchase of the Company's products based on the purchase price expressed in the customer's currency. Therefore, changes in foreign currency exchange rates may adversely affect the sale of the Company's products. The Company does not currently engage in currency hedging transactions to offset the risks associated with variations in currency exchange rates. In addition, international markets have different regulatory environments than those of the United States, and the Company is required to obtain approval for its products prior to their use in other countries. There can be no assurance that changes will not occur in such regulations or that, if such changes occur, the Company will be able to continue to sell its products into the affected markets. In addition, the Company's international business may be adversely affected by risks such as political instability, trade and tariff regulations, difficulty in obtaining export licenses, difficulties or delays in collecting accounts receivable, and difficulties in staffing and managing international operations.

Possible Volatility of Stock Price

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

Dependence on Key Personnel

The Company is highly dependent on certain key executive officers and technical employees, the loss of any of whom could have an adverse impact on the future operations of the Company. The Company will also need to hire additional skilled personnel to support the continued growth of its business, and the market for skilled personnel, especially those with the technical abilities required by the Company, is currently very competitive. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees.


Certain Charter Provisions with Anti-Takeover and Other Effects

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

Possible Year 2000 Issues

Unforeseen Y2K problems, which refers to deficiencies of the two-digit date format used in many software programs in recognizing, storing, or processing data for dates "00" and beyond, could occur in the Company's products, the business systems the Company uses, or in vendors' systems. A preliminary evaluation of the Company's current mainstream products did not uncover any Y2K-related problems or potential issues. Large-scale, comprehensive testing of the Company's products is ongoing and implementation of a vendor compliance plan is underway. An independent analysis by a Y2K consulting firm has also been conducted. The Company believes that appropriate steps have been taken to ensure full Y2K compliance in all aspects of its business, but there can be no assurance that the Company has foreseen all possible issues. (See MD&A section.)

Item 2.  Properties.
         -----------

The Company's headquarters are located in Framingham and consist of approximately 100,000 square feet of space under a lease which expires in May, 2012. Base rent in 1998 for the Framingham headquarters was approximately $893,000. Annualized base rent for this facility is approximately $893,000 initially, increasing to $1.4 million in year 15.

The Company's main European facilities are located in Paris and consist of approximately 10,600 square feet of space under a lease expiring November 1998 with an extension option to January 2004. Base rent in 1998 was approximately $160,000. The Company's Schaumburg, IL facilities consist of approximately 23,000 square feet of space leased until the year 2008. Annualized base rent in 1998 was approximately $413,000.

The Company also leases and occupies sales offices in Annandale, VA, Atlanta, GA, Beijing, China, Buenos Aires, Argentina, Campbell, CA, Dallas, TX, Essex, United Kingdom, Frankfurt, Germany, Hong Kong, Liberty Lake, WA, Los Angeles, Marietta, GA, Miami, FL, Madrid, Spain, Red Bank, NJ, San Diego, CA, Schaumburg, IL, Singapore and Tokyo, Japan. The North American leases are short term. Frankfurt's lease expires in 1999, and Buenos Aires in 1999. The Company believes that its facilities are adequate for its current needs and that suitable space will be available as needed in the foreseeable future.

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

Item 4.  Submission of Matters to a Vote of Securities Holders.
         ------------------------------------------------------

None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

As of March 18, 1999 the Company had 279 shareholders of record.

The Company has never declared or paid cash dividends on its Common Stock. Prior to its acquisition by the Company, VOX paid dividends on its common stock. The Company currently intends to retain all earnings for the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's existing bank line of credit agreement contains restrictions limiting the ability of the Company to pay dividends. See
Note 10 of Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


                                         High         Low
------------------------------------------------------------
    1997
First quarter                          $ 37.25      $ 19.25
Second quarter                           36.00        19.00
Third quarter                            42.50        32.87
Fourth quarter                           53.50        36.00

    1998
First quarter                          $ 46.94      $ 34.31
Second quarter                           38.37        16.00
Third quarter                            14.75         9.50
Fourth quarter                           12.56         6.19


Item 6.  Selected Financial Data.
         -----------------------


Components of selected financial information consist of the following:


SELECTED FINANCIAL INFORMATION

                                                                                              December 31,
                                                                  ----------------------------------------------------------------
(In thousands except per share data)                                   1994         1995          1996         1997         1998
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                           $ 22,383     $ 32,835      $ 51,464     $ 75,363     $ 76,529
Gross profit                                                         13,747       21,350        33,070       50,065       48,411
Operating income (loss)                                               2,206        4,200         3,065        7,319       (9,247)
Income (loss) before income taxes                                     2,434        2,625         4,273        8,517       (8,195)
Income tax expense (benefit)                                           (383)       1,350         2,643        4,758       (2,868)
Net income (loss)                                                     2,817        1,275         1,630        3,759       (5,327)

Diluted income (loss) per common share                             $   0.40     $   0.18      $   0.17     $   0.34     $  (0.49)
Diluted weighted average common shares outstanding                    6,998        7,005         9,675       11,179       10,923

Pro forma diluted income (loss) per share                          $   0.40     $   0.45      $   0.63     $   0.84     $  (0.18)
Pro forma diluted weighted average shares outstanding                 6,998        7,005         9,675       11,179       10,923

Total assets                                                       $ 20,749     $ 26,396      $ 62,662     $ 81,693     $ 78,638
Long term obligations less current portion                               27           93           392          243          158

Pro forma net income excludes charges to expenses for purchased in-process R & D of $4,426 and $5,601 for 1996 and 1997, respectively.
Pro forma net income excluded tax effected restructuring and special charges of $7,318 in 1998

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

Natural MicroSystems Corporation designs, manufactures and markets integrated hardware and software products which enables its customers to develop and implement high value telecommunications applications and systems based on open, standard based, client-server architectures, collectively referred to as Open TelecommunicationsTM . Use of these state-of-the-art hardware and software products, combined with the Company's consulting and support services, enable customers to shorten time to market for computer telephony systems including Internet/IP voice and fax systems, integrated voice response (IVR) systems, and call centers integrated with web sites. Specific examples of these two applications include long distance least-cost routing and bypass, cellular and other wireless switching services, telephone banking, medical alert and prescription services, hotel and hospital information systems, transaction card authorization, telemarketing, help desks, school bulletin boards, security monitoring, and automated operator services.

Results of Operations
The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of revenues.

                                                                Year Ended December 31,
                                                          ----------------------------------
                                                             1996        1997          1998
--------------------------------------------------------------------------------------------
Revenues                                                   100.0%      100.0%        100.0%
Cost of revenues                                             35.7        33.6          36.7
--------------------------------------------------------------------------------------------
     Gross profit                                            64.3        66.4          63.3
--------------------------------------------------------------------------------------------
Operating expenses
     Selling, general and administrative                     29.6        29.6          40.8
     Research and development                                20.1        19.7          27.3
     Provision for uncollectable receivable                                             3.3
     Restructuring charges                                                              4.0
     Purchased in-process research and development            8.6         7.4
--------------------------------------------------------------------------------------------
          Total operating expenses                           58.3        56.7          75.4
--------------------------------------------------------------------------------------------
Operating income (loss)                                       6.0         9.7         (12.1)
     Merger costs
--------------------------------------------------------------------------------------------
          Other income, net                                   2.3         1.6           1.4
--------------------------------------------------------------------------------------------
Income (loss) before income taxes                             8.3        11.3         (10.7)
     Income tax expense                                       5.1         6.3          (3.7)
--------------------------------------------------------------------------------------------
Net income (loss)                                            3.2%        5.0%          (7.0)%
--------------------------------------------------------------------------------------------
Pro forma net income (loss)                                 11.8%       12.4%          (2.5)%

Pro forma net income excludes charges to expenses for purchased in-process R & D of $4,426 and $5,601 for 1996 and 1997, respectively.
Pro forma net income excluded tax effected restructuring and special charges of $7,318 in 1998

Revenues

Revenues of $76.5 million for the year ended December 31, 1998 ("1998") increased 1.5% from revenues of $75.4 million for the year ended December 31, 1997 ("1997"). Revenues of $75.4 million for 1997 increased 46.4% from revenues of $51.5 million for the year ended December 31, 1996 ("1996"). The increase in 1998 is attributable to the growth of the services sector of the Company, a new department in 1998, as well as sales of AG products containing multiple port counts. This growth was offset by the decline of sales for certain legacy products that had already reached maturity. The increase from 1996 to 1997 is primarily due to increased unit shipments of AG products, VOX products, license revenues and TX products from Teknique, which was acquired in June of 1996. No single customer accounted for greater than 10% of revenues in 1998 or 1997. One customer accounted for 13.9% of revenues in 1996.

Revenues from sales to customers located outside North America were 26.9% ($20.6 million), 27.9% ($21.0 million), and 31.1% ($16.0 million) for 1998, 1997, and
1996, respectively. Decreased international revenues in 1998 are primarily the result of decreased unit sales in Latin America partially offset by a increase in shipment of AG products in Asia despite the economic downturn in that region. Increased international revenues for 1997 resulted from increased shipments of VOX products and manufacturing license revenues in Europe.

Gross Profit

Gross profit of $48.4 million for 1998 decreased 3.4% from $50.1 million for 1997, and represented 63.3% and 66.4% or revenue, respectively. The decrease in gross profit in 1998 was directly related to expenses incurred for investment in the services and manufacturing departments. There were additional charges that related to technological licenses and product write-downs of approximately $1.1 million in 1998 Gross profit of $50.1 million for 1997 increased 51.4% from $33.1 million in 1996, and represented 66.4% and 64.3% or revenue, respectively. This increase as a percent of revenues for 1997 is primarily attributable to increased unit sales of AG products which have higher gross margins, higher license revenues, and increased sales volume without a corresponding increase in manufacturing overhead partially offset by increased revenues from larger OEM customers at lower margins.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense increased 40.3% to $31.3 million for 1998 from 22.3 million for 1997, and was 40.8% of revenues for 1998 and 29.6% for 1997. SG&A expense increased 46.2% to $22.3 million for 1997 from $15.3 million for 1996, but remained constant at 29.6% of revenues in 1997 and 1996. The increases in expenses for both years were due to costs associated with increased selling activity and increased expenditures for marketing, international expansion and customer support. In 1998, the Company increased the number of international sales offices by two, in Tokyo, Japan and Beijing, China. In 1997, the Company increased the number of field sales and support offices from twelve to fifteen, including Buenos Aires, Argentina. In 1996, the Company increased the number of field sales and support offices from nine to twelve. The Company expects expenditures will continue to increase, but may vary as a percentage of revenues for the future periods.

Additionally, there were several special charges of $643,000 which were paid during the year that were included in SG&A expenditures for 1998. They consist of marketing program expenses and similar items. These items will decrease anticipated SG&A expenditures in future periods. The extent of actual savings shall be determined in future periods, as efficiencies created by these charges will become quantifiable.

Research and Development

Research and development expense increased 40.4% to $20.9 million for 1998 from $14.9 million in 1997, and was 27.3% and 19.7% of revenues, respectively. Research and development expense increased 43.8% to $14.9 million for 1997 from $10.3 million for 1996, and was 19.7% and 20.1% of revenues, respectively. The increase in expense for both years were primarily due to increased personnel and project development costs associated with the AG product line and associated with software tools, implementation of mixed media extension products associated with IP Telephony functionality, development of a new low cost architecture, and products associated with high availability functionality. Additionally, there were special charges of $499,000 that were accrued in 1998. The Company expects that its research and development expense will continue to increase, but may vary as a percentage of revenues for future periods.

Restructuring Charges

In response to changes in its business environment, to create efficiency, to decrease cash outflows and to manage its business more effectively, the Company has incurred restructuring charges. As part of these charges, the Company implemented the following cost cutting measures: (i) A reduction in force of certain executives designed to eliminate payroll and other related expenditures. The cost to implement this reduction amounted to $951,000 in 1998, with anticipated savings of approximately $645,000 a year thereafter. (ii) The termination of lease commitments relating to both the Company's new corporate office space as well as one of its remote engineering locations which were to be available in 1999. The expense of these lease termination penalties and related buildout costs amounted to approximately $2.1 million, with the projected savings on lease payments of $10.2 million over 10 years. Actual expenses paid in 1998 amounted to $65,000. The remaining amount was accrued, and will be paid during the 1999 fiscal year.

Provision for Uncollectable Receivable

The Company recorded a provision in 1998 against a trade receivable from a customer that ceased operations in April 1998. The Company had revenues of $3.8 million and $2.5 million with this customer in 1997 and 1996, respectively.

Purchased In-Process Research and Development

The acquisitions of ViaDSP in 1997 and Teknique in 1996 were accounted for as purchases. Accordingly, the purchase prices were allocated to assets purchased and liabilities assumed based on their fair values at the date of the acquisition. In connection with the ViaDSP and Teknique acquisitions, $5.6 million and $4.4 million of purchased in-process research and development that has not been established as technologically feasible and had no alternative future use, was charged to expense for 1997 and 1996, respectively.

Actual revenue and operating expenses from the Teknique in-process research and development projects were not materially different than expected at the time of the acquisition. For the ViaDSP projects, revenue and operating expenses and the development effort necessary to complete and integrate the acquired technology have not met expectations. As a result of these variances from expectations, there has been an adverse impact on the expected return on the ViaDSP investment.

Other Income, Net

Other income and expense for 1998, 1997, and 1996 was $1.1 million, $1.2 million and $1.2 million (exclusive of merger costs), respectively, reflecting net interest income and gains from sale of marketable securities for all periods.

Income Tax Expense

Income tax expense was ($2.9 million), $4.8 million, and $2.6 million for 1998, 1997, and 1996, respectively. The tax rates for 1998, 1997 and 1996 differ from the effective tax rate due to state income taxes, net of federal tax benefit; a reduction in the valuation reserve for deferred tax assets; the effect of research and experimentation federal tax credits; and permanent differences for non-deductible merger and purchased in-process research and development costs. The Company continuously re-evaluates the recoverability of its deferred tax assets. The amount of the deferred tax asset considered realizable could be significantly or completely reduced. Although realization is not assured, management believes it is more likely than not the net deferred asset will be realized. The Company will continue to assess the valuation of the deferred tax asset each quarter.

Net Income (Loss)

As a result of the foregoing, operating income (loss), that is income before income taxes, merger costs, interest and other income, net income (loss) was ($9.2 million), $7.3 million, and $3.1 million for 1998, 1997, and 1996, respectively. Inclusive in 1997 and 1996 are $5.6 million and $4.4 million of purchased in-process research and development expense associates with the ViaDSP and Teknique acquisitions, respectively. Net income (loss) was ($5.3 million), $3.8 million, and $1.6 million for the same periods, respectively. Pro forma net income, without restructuring and special charges was ($1.9 million) for 1998, and without acquisition related charges was $12.9 million and $7.5 million for 1997 and 1996, respectively.


Liquidity and Capital Resources

Cash (used in) provided by operations for the years ended December 31, 1998, 1997 and 1996 was ($3.5 million), $3.2 million and $3.2 million respectively. Cash was used in operations in 1998 from the Company's net loss, and increases in inventory, prepaid expenses and a restructuring accrual partially offset by decrease in other accounts. Cash was provided by operations in 1997 and 1996 from net income and increased accounts payable partially offset by increased accounts receivable and inventory in support of higher revenues. The Company from time to time extends payment terms with customers to close business in a particular reporting period. The Company also does not require collateral from customers or letters of credit on many foreign shipments.


Cash provided by (used in) investing activities in 1998, 1997 and 1996 was $7.3 million, ($7.8 million) and ($34.8 million), respectively. Cash of $6.5 million, $33.0 million and $52.2 million was used to purchase marketable securities, with cash of $27.6 million, $32.7 million and $25.6 million provided from maturities of marketable securities for 1998, 1997 and 1996, respectively. Capital expenditures were $8.5 million, $7.2 million and $2.8 million for 1998, 1997 and 1996, respectively. Increased capital expenditures in 1998 were primarily due to a 36% increase in personnel related and capital improvement costs. Capital expenditures for 1997 were associated with the Company's new headquarters facility. In 1996, $3.2 million was used to purchase Teknique, Inc., with additional payments of $1.9 million due in January, 1998, and $625,000 in January, 1999, as a contingent purchase consideration for attainment of certain operating objectives.

Cash provided by financing activities in 1998, 1997 and 1996 was $2.3 million, $4.1 million and $31.4 million, respectively. In 1998 and 1997, the increase was provided primarily from the exercise of stock options. In 1996, $30.1 million was provided from the proceeds of the Company's follow-on stock offering and $586,000 was provided from exercise of common stock purchase warrants.

Current assets were $51.5 million and $64.1 million in 1998 and 1997, respectively. The 19.6% decrease was due primarily to reductions in both cash and accounts receivable. Current liabilities at December 31, 1998 were $13.3 million, remaining constant with current liabilities of $13.3 million at December 31, 1997.

During 1998, the Company had a line of credit for $3.0 million through December 1998. The Company had no borrowings outstanding under the line which expired on December 31, 1998. The Company is currently in the process of renegotiating the terms of its line of credit. As of December 31, 1998, the Company was not in compliance with its debt covenants. In December 1997, the Company established a $15 million unsecured foreign exchange line of credit with a bank.

The Company established a 500,000FF or approximately $89,000 overdraft borrowing relationship with a bank for its European operation, under which no
amounts were outstanding at December 31, 1998.   In 1995, the Company also
secured a research and development grant from the French government in the amount of 1,300,000FF, or approximately $299,000. See note 10 of the Notes to the Company's Consolidated Financial Statements.


Quarterly Results

The following tables set forth unaudited selected financial information for the periods indicated, as well as certain information expressed as a percentage of total revenues for the same periods. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. This information has not been audited or reviewed by the Company's independent accountants in accordance with standards established for such reviews. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Revenues have grown relatively steadily over each of the first four quarters, then fluctuated over the next four quarters for the period ended December 31, 1998. Operating income exclusive of purchased in-process research and development during the eight quarters has varied, increasing as a percent of revenues from quarter to quarter for 1997, then decreased steadily over the remaining four quarters. Cost of revenues decreased for the four quarters in 1997 then increased quarter over quarter in 1998. The 1997 decrease was attributable to increased sales of AG products, increased manufacturing license revenues and overall increased sales volume without a corresponding increase in manufacturing overhead. In 1998, there were several increases to non-variable costs as well as certain restructuring charges without any corresponding increase in revenues. During this eight-quarter period, selling, general and administrative expenses have varied due to costs associated with increased sales activity and increased expenditures for marketing and international operations. Research and development remained relatively constant as a percentage or revenues. This trend is expected to continue.

The Company's quarterly operating results may fluctuate as a result of a number of other factors, including timing of customer orders, adjustments of delivery schedules to accommodate customer or regulatory requirements, availability of components from suppliers, timing and level of international sales, mix of products sold, and timing and level of expenditures for sales, marketing and new product development. The Company operates on a relatively small backlog. Quarterly sales and operating results therefore generally depend on the volume and timing of orders received during or just before the start of the quarter. The Company's expense levels are based in part on its forecasts of future revenues and, if such revenues were to be below expectations, the Company's operating results could be adversely affected. Accordingly, there can be no assurance that the Company will be profitable in any particular quarter.

                                                                            Quarter Ended
                                      ---------------------------------------------------------------------------------------------
                                       March 31,    June 30,    Sept. 30,    Dec. 31,    March 31,   June 30,   Sep, 30,   Dec. 31,
(In thousands except per share data)        1997        1997         1997        1997         1998       1998       1998       1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                $ 15,868     $18,058      $20,076    $ 21,361     $ 20,007   $ 18,436   $ 20,611   $ 17,475
Cost of revenues                           5,644       6,317        6,902       6,435        6,066      6,629      7,678      7,745
-----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                         10,224      11,741       13,174      14,926       13,941     11,807     12,933      9,730
Operating expenses:
     Selling, general and
      administrative                       4,516       5,235        5,860       6,683        6,305      7,164      7,975      9,831
     Research and development              3,338       3,536        3,885       4,092        4,583      4,612      5,132      6,531
     Restructuring Charges                                                                                                    3,025
     Provision for
      uncollectible-receivable                                                               2,500
     Purchased in-process research
      and development                                                           5,601
-----------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses         7,854       8,771        9,745      16,376       13,388     11,776     13,107     19,387
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                    2,370       2,970        3,429      (1,450)         553         31       (174)    (9,657)
-----------------------------------------------------------------------------------------------------------------------------------
          Other income, net                  309         268          357         264          223        231        265        333
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes          2,679       3,238        3,786      (1,186)         776        262         91     (9,324)
     Income tax expense                      903       1,095        1,273       1,487          272         92         31     (3,264)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $  1,776     $ 2,143      $ 2,513    $ (2,673)    $    504   $    170   $     60   $ (6,060)
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share       $   0.17     $  0.20      $  0.23    $  (0.26)    $   0.04   $   0.01   $   0.01   $  (0.55)
-----------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)             $  1,776     $ 2,143      $ 2,513    $  2,928     $    504   $    170   $     60   $ (1,929)
-----------------------------------------------------------------------------------------------------------------------------------
Pro forma earnings per share            $   0.17     $  0.20      $  0.23    $   0.26     $   0.04   $   0.01   $   0.01   $  (0.18)
===================================================================================================================================

                                                                          Quarter Ended
                                    ----------------------------------------------------------------------------------------------
                                     March 31,    June 30,    Sept. 30,    Dec. 31,    March 31,   June 30,   Sep, 30,   Dec. 31,
(Percent of revenues)                     1997        1997         1997        1997         1998       1998       1998       1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                 100.0%      100.0%       100.0%      100.0%       100.0%     100.0%     100.0%     100.0%
Cost of revenues                          35.6        35.0         34.4        30.1         30.3       36.0       37.3       44.3
-----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                         64.4        65.0         65.6        69.9         69.7       64.0       62.7       55.7
Operating expenses:
     Selling, general and
      administrative                      28.5        29.0         29.2        31.3         31.5       38.9       38.7       56.3
     Research and development             21.0        19.6         19.4        19.2         22.9       25.0       24.9       37.4
     Restructuring charges                                                                                                   17.3
     Provision for
       uncollectible-receivables                                                            12.5
     Purchased in-process research
       and development                                                         26.2
-----------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses        49.5        48.6         48.6        76.7         54.4       63.9       63.6      110.9
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                   14.9        16.4         17.0        (6.8)         2.8        0.2       (0.8)     (55.3)
-----------------------------------------------------------------------------------------------------------------------------------
          Other income, net                1.9         1.5          1.8         1.2          1.1        1.3        1.3        1.9
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes         16.8        17.9         18.8        (5.6)         3.9        1.4        0.4      (53.4)
     Income taxes expense                  5.7         6.1          6.3         7.0          1.4        0.5        0.2      (18.7)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         11.1%       11.8%        12.5%       (12.6)%       2.5%       0.9%       0.3%      34.7%
-----------------------------------------------------------------------------------------------------------------------------------

Pro forma net income (loss)               11.1%       11.8%        12.5%       13.7%         2.5%       0.9%       0.3%     (11.0)%
===================================================================================================================================

Pro forma net income excludes charges to expenses for purchased in-process R & D of $5,601 for the period ending December 31, 1997.
Pro forma net income excluded tax effected restructuring and special charges of $7,318 in 1998

Year 2000 Readiness Disclosure

The Year 2000 issue encompasses the inability of certain computer programs and equipment that utilize embedded chips to perform accurately after the year 2000. Concerns relating to the Year 2000 issue generally arise out of the potential that this issue will affect business operations on an ongoing basis, as well as the costs to correct possible system failures.

The Company has been implementing a Year 2000 compliance program to address the Year 2000 issue. This program is designed to ensure that the Company's current product offerings are Year 2000 compliant, that Year 2000 disruptions of vendors and other third party relationships will not materially affect the Company's operations, and that the Company's internal systems will continue to function properly. As part of this implementation, since February, 1998, the Company has been publishing on its external web site Year 2000 information concerning the Company's product offerings and other information relating to the Company's Year 2000 compliance program. Furthermore, an external consulting firm has completed its report on the Company's Year 2000 readiness and has provided assistance for the Company to comply with the Year 2000 requirements.

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

The Company has established testing criteria for all functions of the project. Testing will involve an integration of both remediation and stress testing of the Company's product offerings and internal systems. Final procedures were established during the fourth quarter of 1998, and formal testing began immediately thereafter.

The Company anticipates that (i) by March 31, 1999, it will have tested 80% of the Company's major products and 50% of its legacy products and (ii) by June 30, 1999, will have tested 100% of its major products and 80% of current legacy products. As testing is in progress, it is believed that all current major Company product offerings are already Year 2000 compliant. Certain older legacy products, which the Company no longer sells, may not be Year 2000 compliant.
The Company will address this issue by publishing on the Company's external web site that these products may not be Year 2000 compliant, and that each customer who purchased these products should test, repair and/or replace any of these products if they are still in use.

The Company's enterprise wide business system is the Company's primary internal management information system. This system is warranted to be Year 2000 compliant by the vendor. The Company believes that its internal systems and equipment will not pose a significant operational problem from a Year 2000 standpoint, but will require additional modifications.

The Company is verifying the readiness of its suppliers by issuing questionnaires relating to Year 2000 issues. The Company is auditing the responses of top tier suppliers and any other supplier who could have a material impact on the Company's operations. Where the Company believes that a particular supplier poses an unacceptable risk, the Company will identify an alternative source. The mailing of questionnaires to suppliers has been completed, and the Company is reviewing the responses as they are submitted. Approximately 40% of suppliers have responded to date. Suppliers responding to date have indicated that they are Year 2000 compliant. This process will be ongoing as new vendors are added as suppliers to the Company's operations.

The Company is addressing the Year 2000 readiness of significant customers. On an on-going basis, the Company is reviewing their publicly available published information relating to their Year 2000 status. The Company has not encountered any material concerns with its significant customers to date.

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

The Company is addressing concerns relating to its products, internal facilities and material relationships with third parties. At this time, the Company cannot assure that there will not be any material effect on the Company's business, results of operations or financial condition as a result of (i) products from third parties that have not become Year 2000 compliant or (ii) currently unknown information. However, the Company is reducing its risks relating to the Year 2000 issue by implementing its Year 2000 program, and will develop contingency plans to any reasonably likely worst case scenario that it may become aware of.

Readers should be cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosure under the heading "Cautionary Statement" for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act.

European Union Currency Conversion

On January 1, 1999, eleven member nations of European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending June 30, 2002, both the Euro and each of the currencies for such member nations will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries will be transacted in the Euro and the existing national currency during the transition period. Of the eleven currently using the Euro, the Company has subsidiary operations in France, Germany and Italy, and branch operations in Spain. The Company has assessed the potential impact of the Euro conversion in a number of areas, particularly including the potential impact upon pricing and other marketing strategies, and upon product development. Although the Company does not currently expect that the conversion, either during or after the transition period, will adversely affect its operations of financial condition, the conversion has only recently been implemented and there can be no assurance that it will not have some unexpected adverse impact.

Other

For U.S. federal income tax purposes the Company has net operating loss carryforwards available to reduce income of approximately $3.5 million at December 31, 1998. These carryforwards will begin to expire in 2004. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $1.0 million under Internal Revenue Code Section
382. In addition, ViaDSP, a wholly owned subsidiary, has net operating loss carryforwards available to reduce future income of approximately $1.6 million at December 31, 1998. These carryforwards are subject to annual limitations of approximately $402,000 under Internal Revenue Code Section 382 and will be available to reduce future taxable income of ViaDSP only. Furthermore, PSR Systems, Inc. and Teknique, Inc., wholly owned subsidiaries located in Schaumburg, Illinois, have merged with the Company effective December 31, 1998.

A significant portion of the Company's revenues are subject to the risks associated with international sales. Although most of the Company's product prices are denominated in United States currency, customers in other geographic regions generally evaluate purchases of products such as those sold by the Company based on the purchase price expressed in the customer's currency. Therefore, changes in foreign currency exchange rates may adversely affect the demand for the Company's products.

The Company believes that its revenues and results of operations have not been significantly impacted by inflation during the past three fiscal years.

Cautionary Statement

When used anywhere in this Annual Report to Stockholders and in future filings by the Company with the Securities and Exchange Commission, in the Company's press release and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," or "outlook," or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as the date made. Readers are advised that the various risk factors described in the Company's From 10-K as filed with the Securities and Exchange Commission could cause the Company's actual results for future periods in any current statements. The Company specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

Reports of Independent Accountants

To the Board of Directors and Stockholders of Natural MicroSystems Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Natural MicroSystems Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, the results of their operations and their cash flows for each of the two years in the period ended December 31,
1998, in conformity with generally accepted accounting principles.   In
addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 1998, when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted out audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of Natural MicroSystems Corporation as of December 31, 1996 and for the period then ended were audited by other independent accountants whose report dated January 19, 1997 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 19, 1999


To the Board of Directors Natural MicroSystems Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Natural MicroSystems Corporation for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the cash flows of Natural MicroSystems Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Boston, Massachusetts
January 14, 1997

                       Natural MicroSystems Corporation
                          CONSOLIDATED BALANCE SHEET

                                                                                                          December 31,
                                                                                              ---------------------------------
(In thousands except per share data)                                                                1997                  1998
-------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                                   $ 6,318              $ 12,024
     Marketable securities                                                                        26,992                 5,898
     Accounts receivable, net                                                                     19,519                17,224
     Inventories                                                                                   8,628                 9,773
     Prepaid expenses and other assets                                                             2,304                 3,808
     Deferred tax asset, net                                                                         316                 2,791
-------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                    64,077                51,518
-------------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                                        9,109                13,981
License agreements, net                                                                            1,466                   571
Other assets                                                                                       2,432                 6,621
Goodwill, net                                                                                      2,871                 3,925
Deferred tax asset, net                                                                            1,738                 2,022
-------------------------------------------------------------------------------------------------------------------------------
                   Total Assets                                                                 $ 81,693              $ 78,638
                                                                                              =================================

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                              5,359                 5,662
     Accrued expenses and other liabilities                                                        7,855                 7,592
     Current portion of long term debt                                                                94                    73
-------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                               13,308                13,327
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt less current portion                                                                  243                   158
-------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (see note 14)
Stockholders' equity:
      Preferred stock, 3,000,000 shares authorized, none issued
      Common stock,  $.01 par value;  45,000,000 shares authorized,
       10,787,915 and 11,017,779 shares issued and outstanding in 1997 and 1998, respectively        108                   110
      Additional paid-in capital                                                                  65,203                67,585
      Retained earnings (accumulated deficit)                                                      2,833                (2,494)
      Accumulated other comprehensive income (loss)                                                   (2)                  (48)
-------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                                  68,142                65,153
-------------------------------------------------------------------------------------------------------------------------------
                   Total Liabilities and Stockholders' Equity                                   $ 81,693              $ 78,638
                                                                                              =================================

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       Natural MicroSystems Corporation
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                      ---------------------------------------------------
(In thousands except share and per share data)                           1996                  1997                1998
                                                                      ---------            ----------          ----------
Revenues                                                              $  51,464            $   75,363           $  76,529
Cost of revenues                                                         18,394                25,298              28,118
                                                                      ---------            ----------          ----------

Gross profit                                                             33,070                50,065              48,411

Operating expenses:
   Selling, general and administrative                                   15,251                22,294              31,275
   Research and development                                              10,328                14,851              20,858
   Provision for uncollectable receivable                                                                           2,500
   Purchased in-process research and development                          4,426                 5,601
   Restructuring charges                                                                                            3,025
                                                                      ---------            ----------          ----------
     Total operating expenses                                            30,005                42,746              57,658
                                                                      ---------            ----------          ----------

Operating income (loss)                                                   3,065                 7,319              (9,247)

   Interest income                                                        1,447                 1,434               1,369
   Interest expense                                                         (88)                  (34)               (111)
   Other                                                                   (151)                 (202)               (206)
                                                                      ---------            ----------          ----------
      Other income (expense), net                                         1,208                 1,198               1,052
                                                                      ---------            ----------          ----------

Income (loss) before income taxes                                         4,273                 8,517              (8,195)
       Income tax expense (benefit)                                       2,643                 4,758              (2,868)
                                                                      ---------            ----------          ----------

Net income (loss)                                                     $   1,630            $    3,759          $   (5,327)
                                                                      =========            ==========          ==========
Basic:
   Net income (loss) per common share                                 $    0.17            $     0.36          $    (0.49)
                                                                      =========            ==========          ==========

   Weighted average shares outstanding                                9,370,202            10,481,340          10,923,261
                                                                      =========            ==========          ==========
Diluted:
   Net income (loss) per common share                                 $    0.17            $     0.34          $    (0.49)
                                                                      =========            ==========          ==========

   Weighted average shares outstanding                                9,674,601            11,179,227          10,923,261
                                                                      =========            ==========          ==========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       Natural MicroSystems Corporation
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Accumulated                  Comprehen-
                                                                   Additional                   Other           Total        sive
                                                  Common Stock      Paid-In    Accumulated   Comprehensive  Stockholder's   Income
(In thousands)                                 Shares      Amount   Capital      Deficit     Income (loss)   Equity Income   (loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                      7,090        $ 71   $ 20,050   $ (2,556)        $ 180          $ 17,745
------------------------------------------------------------------------------------------------------------------------------------
  Common stock issued in follow-on public
    offering, net of issuance costs             2,480          25     30,088                                     30,113
  Issuance of common stock related to
    acquisition                                   113           1      1,765                                      1,766
  Exercise of common stock purchase warrants      100           1        585                                        586
  Exercise of common stock options                106           1        306                                        307
  Issuance of common stock under employee
    purchase plan                                  47                    599                                        599
  Tax effect of stock options                                            230                                        230   $     (94)
  Foreign currency translation adjustment                                                         (94)              (94)
  Net income (loss)                                                               1,630                           1,630       1,630
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                      9,936          99     53,623       (926)           86            52,882       1,536
------------------------------------------------------------------------------------------------------------------------------------
  Exercise of common stock options                625           6      2,985                                      2,991
  Issuance of common stock under employee
    purchase plan                                  67           1      1,194                                      1,195
  Issuance of common stock related to
    acqusition                                    160           2      7,401                                      7,403
  Foreign currency translation adjustment                                                         (88)              (88)        (88)
  Net income (loss)                                                               3,759                           3,759       3,759
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                     10,788         108     65,203      2,833            (2)           68,142       3,671
------------------------------------------------------------------------------------------------------------------------------------
  Exercise of common stock options                164           2      1,461                                      1,463
  Issuance of common stock under employee
    purchase plan                                  66                    921                                        921
  Foreign currency translation adjustment                                                         (46)              (46)        (46)
  Net income (loss)                                                              (5,327)                         (5,327)     (5,327)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     11,018        $110   $ 67,585   $ (2,494)        $ (48)         $ 65,153   $  (5,373)
====================================================================================================================================

              The accompanying notes are an integral part of the
                       consolidated financial statements

                       Natural MicroSystems Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years ended December 31,
(In thousands)                                                                 1996               1997              1998
                                                                              -------            -------           --------
Cash flow from operating activities:
Net income (loss)                                                             $ 1,630            $ 3,759           $ (5,327)
Adjustments to reconcile net income (loss) to cash provided by
   (used) in operating activities:
     Depreciation and amortization                                              1,778              2,995              5,613
     Gains on sales of marketable securities                                        6               (331)               (22)
     Disposal of fixed assets                                                                                            (4)
     Purchased in-process research and development                              4,426              5,601
     Restructuring accrual                                                                                           (3,025)
     Deferred income taxes                                                       (335)                (1)
     Changes in operating assets and liabilities:
              Accounts receivable                                              (3,134)            (6,572)             2,535
              Inventories                                                      (1,627)            (3,321)            (1,053)
              Prepaid expenses and other assets                                  (330)            (1,510)            (2,201)
              Income tax receivable                                               (83)                                  139
              Accounts payable                                                    528               (305)               237
              Accrued expenses and other liabilities                              383              2,842               (384)
                                                                              -------            -------           --------
Cash provided by (used in) operating activities                                 3,242              3,157             (3,492)
                                                                              -------            -------           --------

Cash flow from investing activities:
     Additions to property and equipment                                       (2,797)            (7,207)            (8,460)
     Additions to license agreements                                             (606)              (267)              (255)
     Additions to goodwill                                                                                           (1,923)
     Purchases of marketable securities                                       (52,202)           (32,983)            (6,470)
     Proceeds for the sale of marketable securities                            25,562             32,690             27,578
     Purchase of Teknique net of cash acquired                                 (3,232)
     Investment in convertible debenture                                                                             (3,000)
     Proceeds from the sale of property & equipment                                                                     100
     Additions to other long term assets                                       (1,522)               (80)              (250)
                                                                              -------            -------           --------
Cash (used in) provided by investing activities                               (34,797)            (7,847)             7,320
                                                                              -------            -------           --------

Cash flow from financing activities:
     Payments on capital lease obligations                                        (23)
     Payments of long-term debt                                                  (101)
     Payments on government advances                                              (81)               (49)              (125)
     Proceeds from issuance of common stock                                    31,605              4,187              2,381
     Grant of non-statutory stock options                                                                                 3
                                                                              -------            -------           --------
Cash provided from financing activities                                        31,400              4,138              2,259
                                                                              -------            -------           --------
Effect of exchange rate changes on cash                                             4                292               (381)
                                                                              -------            -------           --------

Net increase (decrease) in cash and cash equivalents                             (151)              (260)             5,706
                                                                              -------            -------           --------

Cash and cash equivalents, beginning of year                                    6,729              6,578              6,318
                                                                              -------            -------           --------
Cash and cash equivalents, end of year                                        $ 6,578            $ 6,318           $ 12,024
                                                                              =======            =======           ========

Supplemental cash flow information:
     Interest paid                                                               $ 39              $ 128           $    126
     Taxes paid                                                                 2,340              3,748              1,551

Noncash transactions:
Issuance of common stock for Teknique and ViaDSP acquisitions                   1,766              6,903
Accrued acquisition expenses for Teknique and ViaDSP acquisitions                 784                236
Assets and liabilities recognized upon acquisition of TEKnique and ViaDSP
              Accounts receivable                                                 122
              Inventories                                                         136                 22
              Other current assets                                                 74                 35
              Property and equipment                                              409                105
              Purchased in-process research and development                     4,426              5,601
              Intangibles                                                         757              2,417
              Notes payable                                                        55
              Accounts payable                                                    264                585
              Accrued expenses and other liabilities                              250                680

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                  Notes to Consolidated Financial Statements


1 -- Summary of Significant Accounting Policies


Business Description

Natural MicroSystems Corporation (the "Company"), designs, manufactures and markets integrated hardware and software products which enable others to develop and implement Open Telecommunications applications and systems.


Principles of Consolidation

The consolidated financial statements include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.


Classification

Certain prior year amounts have been reclassified to conform to the current year's presentation.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.


Foreign Currency Translation

Assets and liabilities of the Company's Hong Kong and Latin American subsidiaries, which are denominated in currencies other than the U.S. dollar, are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except nonmonetary assets and liabilities which are measured using historical exchange rates. Realized and unrealized gains and losses resulting from currency remeasurement are included in operations. Such gains and losses were not material for all periods presented. The Company's other foreign subsidiaries' operations are measured in their local currency. Adjustments resulting from translating these subsidiaries' financial statements to the U.S. dollar are accumulated in separate component of consolidated stockholders' equity. Gains and losses resulting from foreign currency translations are included in other income (expense), net.


Revenue Recognition

Revenue from product sales are recorded upon shipment to the customer provided that all shipment obligations have been met, fees are fixed or determinable, and collection is deemed probable. Service revenues are recognized ratably over applicable contract periods or as the services are performed. For certain contracts eligible under AICPA Statement of Position No. 81-1, revenue is recognized using the percentage-of-completion accounting method based upon an effort-expended method or the completion of measurable milestones in the case of separately priced installation. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the periods in which determined.


Cash Equivalents

Cash equivalents include short-term investments with remaining maturities of three months or less at date of purchase.


Marketable Securities

Marketable securities are classified as "available for sale" and are carried at fair market value.


Allowance for Accounts Receivable

The Company has established an allowance for doubtful accounts, in the amounts of $642,000 and $779,000 at December 31, 1997 and 1998, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first out method) or market.


Property and Equipment

Property and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:


     Machinery and equipment                     3 years
     Computer equipment                          3-5 years
     Furniture and fixtures                      5 years
     Telecommunications computer equipment       5 years
     Leasehold improvements                      Shorter of the lease term
                                                 or economic life


Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciated are removed from the accounts and any resulting gain or loss in included in the results of operations.


Goodwill

Goodwill is amortized on a straight-line basis over seven years. Accumulated amortization was $302,000 and $1.2 million for the years ended December 31, 1997 and 1998, respectively. An impairment in the carrying value of long-lived assets, including goodwill, are recognized when the expected future cash flows derived from the assets are less than its carrying value. In addition, the Company's evaluation considers nonfinancial data such as market trends, product and development cycles, and changes in management's market emphasis.


License Agreements

License agreements are stated at cost. Amortization of licenses is computed on the shorter of a per unit sold basis or over the estimated useful lives of these licenses.


Research and Development

All research and development costs are expensed as incurred.


Software Development Costs

Costs associated with the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time costs are capitalized in accordance with Statement of Financial Accounting Standards
No. 86. Capitalized development costs have not been significant for any period presented.


Financial Instruments

Financial instruments, primarily cash and cash equivalents, marketable securities, accounts receivable, and long term debt, are carried at amounts which approximate their fair value.


Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted statutory tax rates in effect in the year in which the differences are expected to reverse. A deferred tax asset is established for the expected future benefit of net operating loss and credit carry-forwards. A valuation reserve against net deferred tax assets is required, if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

2 -- Dependence on Outside Suppliers and Contract Assembly Manufacturers

The Company relies on various suppliers of components for its products. Many of these components are standard and generally available from multiple sources, however, certain integrated circuits and other devices which are components of one or more of the Company's products are required from single source suppliers of the company. Although the Company believes it could develop other sources for each of these custom devices, the process could take several months, and the inability or refusal of any such source to continue to supply devises could have a material adverse effect on the Company pending the development of an alternative source. The Company also currently relies on a single contract manufacturer to assemble certain printed circuit boards for each of its North American and European operations. Although the number of such contract manufacturers exist, the interruption or termination of the Company's current manufacturing relationships could have a short-term adverse effect on the Company's business.


3 -- Mergers and Acquisitions

On June 14, 1996, the Company paid $3.6 million in cash and issued 82,958 shares of its common stock for all he outstanding shares of Teknique , Inc. and an affiliate ("Teknique"). Costs associated with the transaction were $284,000 for a total initial purchase price of $5.7 million. The transaction was accounted for as a purchase and accordingly, the purchase price was allocated to assets purchased and liabilities and assumed based on their fair values at the date of acquisitions. The Company's consolidated financial statements for 1996 include the accounts and results of Teknique from the date of acquisition. In connection with the transaction, $4.4 million of purchased in-process research and development costs were charged to operations for the year ended December 31, 1996. The technological feasibility of the purchased in-process technology had not yet been established and the technology had no alternative future use. During the year ended December 31, 1997, $1.9 million of additional purchased price consideration was earned and included in goodwill at that date. An additional $625,000 of consideration was earned for 1998 and included as goodwill at that time.


Total purchase price was allocated as follows:

Working Capital                      $   81
Property and equipment                  409
In-process research and development   4,426
Goodwill                              2,632
-------------------------------------------
                                     $7,548
-------------------------------------------

On October 31, 1997, the Company issued 144,562 shares of its common stock for all the outstanding shares of ViaDSP, Inc. ("ViaDSP"). Costs associated with the transactions were $236,000 for a total purchase price $7.1 million. The transaction was accounted for as a purchase and accordingly, the purchase price was allocated to assets purchased and liabilities assumed based on their fair values at the date of acquisition. The Company's consolidated financial statement for 1997 include the accounts the results of ViaDSP from the date of acquisition. In connection with the transaction, $5.6 million of purchased in-process research and development costs were charged to operations for the year ended December 31, 1997. The technological feasibility of the purchased in-process technology had not yet been established and the technology had no alternative future use.


Total purchase price was allocated as follows:

Working Capital                        $ (984)
Property and equipment                    105
In-process research and development     5,601
Goodwill                                2,417
---------------------------------------------
                                       $7,139
---------------------------------------------

4 -- Business and Credit Concentration

No customer accounted for 10.0% or more of the Company's revenues for the years ended December 31, 1998 and 1997, respectively. One customer accounted for 13.9% of the Company's revenues for the year ended December 31, 1996. The Company does not require collateral on accounts receivable or letters of credit on many foreign export sales. The Company periodically evaluates its customer's creditworthiness before extending credit.


5 -- Marketable Securities

Marketable securities categorized as "available for sale" are carried at their fair value of $26.8 million, $27.0 million and $5.9 million at December 31, 1996, 1997 and 1998, respectively. Proceeds and gross realized gains (losses) from sale of securities for the years ended December 31, 1996, 1997 and 1998, were, $25.6 million, $32.7 million and $27.6 million and ($6,000), $331,000 and $185,000 respectively.


6 -- Inventories

Inventories consist of the following:

                                     1997       1998
------------------------------------------------------
Raw materials                       $  558     $  967
Work in process                      4,277      5,747
Finished goods                       3,793      3,059
------------------------------------------------------
                                    $8,628     $9,773
------------------------------------------------------

7 -- Property and Equipment

Depreciation and amortization expense was $1.8 million, $3.0 million and $5.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. Property and equipment consist of the following:


                                     1997       1998
------------------------------------------------------
Computer equipment                 $ 6,537     $10,725
Computer software                    1,775       2,973
Furniture and fixtures               1,577       2,671
Machinery and equipment              1,019         866
Evaluation units                        70          90
Leasehold improvements               3,195       5,032
------------------------------------------------------
                                    14,173      22,357
------------------------------------------------------
Less accumulated depreciation       (5,064)     (8,376)
------------------------------------------------------
                                   $ 9,109     $13,981
------------------------------------------------------

8 -- Income Taxes

The components of income tax expense consist of the following:


                                       1996       1997       1998
------------------------------------------------------------------
Current income tax expense:
   Federal                          $ 2,410    $ 4,161    $  (311)
   State                                358        361         40
   Foreign                              166        237        158
------------------------------------------------------------------
                                      2,934      4,759       (113)
Charge in lieu of tax                    44
Deferred income tax
 expense (benefit):
   Federal                             (298)       252     (2,184)
   State                                (70)        61       (636)
   Foreign                               33       (314)        65
------------------------------------------------------------------
                                    $ 2,643    $ 4,758    $(2,868)
==================================================================

Deferred tax assets (liabilities) consist of the following:

------------------------------------------------------------------
Net operating loss carryover                   $ 1,877    $ 1,790
Tax credit carryforwards                                      327
Bad debts                                           75        495
Accrued expenses                                    55        367
Inventories                                        201        314
Restructuring charges                                       1,827
Other                                               19
------------------------------------------------------------------
                                               $ 2,227    $ 5,120
------------------------------------------------------------------
Book income on foreign fixed
 rice contracts in excess of tax               $   (56)
Fixed assets                                      (117)      (307)
------------------------------------------------------------------
                                               $ 2,054    $ 4,813
------------------------------------------------------------------

For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $5.1 million. These carryforwards expire beginning in 2004 and a portion of such carryforwards are subject to an annual limitation under Internal Revenue Code Section 382. The Company also has a foreign net operating loss carryforward of approximately $2.2 million. At December 31, 1998, the realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

The difference between the total expected income tax expense computed by applying the federal income tax rate of 34.0% to income before income taxes and the reported income tax expense is as follows:

Year Ended December 31,                1996       1997       1998
-------------------------------------------------------------------
Computed expected tax expense at
  U.S. federal statutory rate            34.0%      34.0%      34.0%
State income taxes, net of U.S.
  federal tax benefit                     4.5        5.8        5.3
Rate differential of foreign
  operations                                         1.1
Utilization of federal net operating
  loss carryforwards                     (6.0)
U.S. federal research and
  development credits                    (3.0)      (2.0)
Change in valuation allowance            (3.4)      (6.0)
Exempt interest                                                 1.8
Goodwill                                             0.6       (3.6)
Other                                                0.2       (2.5)
-------------------------------------------------------------------
Effective tax rate before in-process
  research and development charge        26.1%      33.7%      35.0%

Impact in charge for in-process
  research and development               35.8       22.2
-------------------------------------------------------------------
Effective tax rate                       61.9%      55.9%      35.0%
===================================================================

The domestic and foreign earnings before income tax were:

Year ended December 31,                1996       1997       1998
-------------------------------------------------------------------
Domestic                              $ 3,850    $ 9,157    $   357
Foreign                                   423       (640)    (8,552)
-------------------------------------------------------------------
                                      $ 4,273    $ 8,517    $(8,195)
-------------------------------------------------------------------

9 -- Accrued Expenses and Other Liabilities

Components of accrued expenses and other liabilities consist of the following:

                                                  1997       1998
-------------------------------------------------------------------
Compensation and related expenses                $ 3,577    $ 1,472
Income taxes payble                                1,443        838
Restructuring charges                                         2,868
Other liabilities                                  2,835      2,414
-------------------------------------------------------------------
                                                 $ 7,855    $ 7,592
-------------------------------------------------------------------

10 -- Indebtedness

Bank Lines of Credit

The Company had an unsecured $3.0 million bank line of credit for working capital purposes which expired on December 31, 1998. There were no borrowing outstanding under the line. Borrowings under this line bear interest at the bank's prime rate plus .25% (8.50% at December 31, 1998). The Company is subject to certain covenants such as profitability and equity levels, leverage and liquidity ratios, and may not pay dividends without the bank's consent. As of December 31, 1998, the Company was not in compliance with its debt covenants. The Company is currently in the process of renegotiating the terms of its line of credit.

The Company has a 2.0 million French franc line of credit with a European bank. At December 31, 1998, there were no borrowings outstanding under this line. Borrowings under this line bear interest at rates ranging from 7.5% to 8.95%. Borrowings are collateralized by certain of the Company's assets. In September 1997, the Company established a $15.0 million unsecured foreign exchange line of credit with a bank. There are currently no outstanding borrowings against this line.

Included in debt are a government advance of $337,000 and $231,000 at December 31, 1997 and 1998, respectively. This represents an interest free loan from the French government repayable from the proceeds of export sales from France.

11 -- Profit Sharing Plans

The Company has established a 401(k) cash or deferred profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 1997 and 1998 was $258,000 and $416,000, respectively.

The Company currently matches contributions each pay period at 50% of the employee's contributions up to 6% of employee's compensation, not to exceed the federal limit of $10,000 per calendar year.


12 -- Earnings Per Share

The following is a reconciliation of basic and diluted EPS computations for net income, pursuant of SFAS 128:


                                               Year Ended 1998
                                ----------------------------------------------
(In thousands except             Income (loss)       Shares         Per Share
fort share and for share data     (Numerator)     (Denominator)       Amount
------------------------------------------------------------------------------
Basic EPS (income (loss)
  available to all shareholders)  $   (5,327)      10,923,261         $ (0.49)
Effect of dilutive securities
  (stock options)
------------------------------------------------------------------------------
Diluted EPS (income (loss)
  available to common
  stockholders + assumed
  conversions)                    $   (5,327)      10,923,261         $ (0.49)
==============================================================================

                                               Year Ended 1997
                                ----------------------------------------------
                                 Income (loss)       Shares         Per Share
                                  (Numerator)     (Denominator)       Amount
------------------------------------------------------------------------------
Basic EPS (income (loss)          $    3,759       10,481,340         $  0.36
  available to all shareholders)
Effective of dilutive securities
  (stock options)                                     697,887
------------------------------------------------------------------------------
Diluted EPS (income (loss)
  available to common
  stockholders + assumed
  conversions)                    $    3,759       11,179,227         $  0.34
==============================================================================

                                               Year Ended 1996
                                ----------------------------------------------
                                 Income (loss)       Shares         Per Share
                                  (Numerator)     (Denominator)       Amount
------------------------------------------------------------------------------
Basic EPS (income (loss)          $    1,630        9,370,202      $     0.17
  available to all shareholders
  Effective of diluve securities
  (stock options)                                     304,399
------------------------------------------------------------------------------
Diluted EPS (income (loss)
  available to common
  stockholders + assumed
  conversions)                    $    1,630        9,674,601      $     0.17
==============================================================================

13 -- Stock Option and Stock Purchase Plans


1989 Stock Option and Stock Purchase Plan

In July 1989, the Company's Board of Directors adopted the 1989 Stock Option and Stock Purchase Plan (the "1989 Plan"), which permitted both incentive and non-statutory options exercisable for the purchase of shares of common stock to be granted to employees, directors and consultants of the Company. In October 1993, the Board of Directors amended the 1989 Plan to provide that no further options were to be granted under the 1989 Plan after the effective date of the Company's initial public offering.


1993 Employee Stock Option Plan

In October 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan permits both incentive and non-statutory options to be granted to employees, directors and consultants. In March 1998, the Board of Directors adopted and in April 1998, the Company's stockholders approved (i) an increase in the number of shares available under the 1993 Plan from 1.5 million to 1.9 million (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company's common stock on the date of grant.

1995 Employee Stock Option Plan

In October 1995, the Company's Board of Directors adopted the 1995 Employees Stock Option Plan (the "1995 Plan'). The 1995 Plan permits non-statutory options to be granted to non-executive officer employees and consultants of the Company. In April 1998, the Board of Directors amended the plan to increase the number of shares available to purchases to 1,300,000 shares of common stock. The exercise price of non-statutory options may not be less than 100% of the fair market value of the company's common stock on the date of grant.

                                     Year Ended December 31,  1996    Year Ended December 31,  1997   Year Ended December 31,  1998
                                     -----------------------------    -----------------------------   -----------------------------
                                                          Weighted                        Weighted                         Weighted
                                                           Average                         Average                          Average
                                                          Exercise                        Exercise                         Exercise
                                           Options           Price       Options             Price       Options              Price
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of period       1,548,867          $ 6.57     2,087,157            $10.28     1,766,251             $15.76
Granted                                    656,440           17.79       338,155             28.66     1,855,879              17.05
Exercised                                 (104,596)           2.86      (622,772)             4.77      (171,309)              9.19
Forfeited or expired                       (13,554)           8.12       (36,289)            15.89    (1,162,469)             26.64
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at end of period             2,087,157           10.32     1,766,251             15.68     2,288,352              11.76
------------------------------------------------------------------------------------------------------------------------------------

Exerciseable at end of period              713,616          $ 4.83       609,092            $10.76       824,229             $10.93
====================================================================================================================================


The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 1998:

                                           Weighted
                                            Average     Weighted                  Weighted
                                          Remaining      Average                   Average
           Range of           Number    Contractual     Exercise        Number    Exercise
    Exercise Prices      Outstanding           Life        Price   Exercisable       Price
-------------------------------------------------------------------------------------------
       $0.17-$10.00          499,326            5.9       $ 7.16       420,530      $ 6.93
      $10.01-$20.00        1,619,552            7.6        11.28       345,768       13.18
      $20.01-$30.00          110,087            7.6        25.38        51,686       24.05
      $30.01-$40.00           42,387            8.8        34.32         1,045       34.50
      $40.01-$50.00           17,000            8.8       $48.81         5,200       49.18
-------------------------------------------------------------------------------------------
                           2,288,352            7.3                    824,229     $ 10.93
===========================================================================================

1993 Non-Employee Directors Stock Option Plan

In October 1993, the Company's Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan") which provides for the purchase of up to 120,000 shares of common pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. In March 1996 the Board of Directors adopted and in May 1996 the Company's stockholders approved (i) an increase in the number of shares for which options shall be granted to newly elected non-employees directors from 10,000 to 15,000 and (ii) an increase in the number of shares for which options shall be granted to incumbent non-employee directors from 2,000 to 5,000. The exercise price of the options may not be less than 100% of the fair market value of the Company's Common Stock on the date of the grant. As of December 31, 1998, 120,000 shares had been granted at prices ranging from $4.88 to $49.25 per share.


1993 Employee Stock Purchase Plan

The 1993 Employee Stock Purchase Plan ("Purchase Plan") which was adopted by the Board of Directors in 1993 and amended by the Company's stockholders in 1996, permits employee and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 400,000 shares for the Purchase Plan. As of December 31, 1998, 238,617 shares have been issued under the Purchase Plan prices ranging from $3.71 to $27.41 per share.


Other Stock Option Information

On July 9, 1998, the Company gave certain holders of stock options, including executive officers, the opportunity to exchange options for new options with a lower exercise price and with a new vesting schedule beginning on the grant date of the new options. The Company believes the repricing restores the long term incentive element of its stock option programs. The options were valued at $10.19, which reflects the market closing price on the date of the re-pricing. There were 1,040,639 options that were exchanged at exercise prices ranging from $12.31 to $48.62. Prior to this event, the Company had never engaged in a repricing of common stock options.

All options granted under the various plans administered by the Company have a vesting life not to exceed four years. These options have an expiration date of ten years from the date of grant, with the exception of all repriced options, which have an expiration date of seven years from the date of grant.

The Company applies Accounting Principles Board Option No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plan.

The weighted average fair value at date of grant for stock option granted during the years ended December 31, 1996, 1997 and 1998 was $9.04, $14.95 and $3.33,
respectively. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No.123, the Company's net income (loss), and net income
(loss) per diluted common share for the years ended December 31, 1996, 1997 and 1998, would have been ($432,000), $571,000 and ($8.2 million) and ($0.04), $0.05 and ($0.75), respectively. The fair value of each option granted during the years ended December 31, 1996, 1997 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; an expected life of five years, no dividend yield, 50.0% expected volatility, and a risk free interest rate of 6.2% for 1996, 6.6% for 1997 and 5.63% for 1998.

The effects of applying SFAS No.123 in the disclosure are not indicative of future amounts. SFAS No.123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.


14 -- Commitments

The Company leases its current manufacturing and office facilities under non-cancelable leases extending to April 30, 2012. The Company occupies other facilities under leases, which expire within one year. Rental expenses under all operating lease agreements in effect during December 31, 1996, 1997 and 1998 amount to approximately $569,000, $1.2 million and $1.2 million, respectively.

The Company entered into an additional lease in January 1998 for expansion to an adjacent facility under construction. The lease term is 10 years beginning in January 1999, with an annual rent of $630,000 in the initial year, increasing to $684,000 in the last year of occupancy and requires payment of operating expenses and taxes. The Company is in the process of renegotiating two of their lease commitments due to the availability of excess space. The expense of the lease termination penalties and related build-out costs amounted to approximately $2.1 million, of which, $65,000 was paid in 1998. The remaining amount was accrued, and will be paid during the 1999 fiscal year. The renegotiation of the lease commitments located at 175 Crossing Boulevard in Framingham, Massachusetts and in Schaumburg, Illinois will save the Company approximately $10.2 million over ten years.

At December 31, 1998, commitments under operating leases for minimum future payments consist of the following:

Year ending December 31,                                       Leases
--------------------------------------------------------------------------
1999                                                            $ 2,416
2000                                                              2,558
2001                                                              2,526
2002                                                              2,534
2003                                                              2,542
Thereafter                                                       17,504
--------------------------------------------------------------------------
                                                                $30,080
==========================================================================

Pro-forma commitments under operating leases without 175 Crossing Boulevard and Schaumburg leases:

Year ending December 31,                                       Leases
--------------------------------------------------------------------------
1999                                                            $ 1,890
2000                                                              1,542
2001                                                              1,502
2002                                                              1,475
2003                                                              1,475
Thereafter                                                       11,954
--------------------------------------------------------------------------
                                                                $19,838
==========================================================================

15 -- Segment and Geographic Information

The Company manages its business on the basis of one reportable segment, based on geographic area. See Note 1 for a description of the Company's business. All intercompany revenues and expenses are eliminated in computing revenues and operating income. As of December 31, 1998 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. "Other" includes the regions of Asia and Latin America. This data is in accordance with SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has retroactively adopted for all periods presented.

(In thousands)                          North America         Europe            Other          Corporate           Total
--------------------------------------------------------------------------------------------------------------------------
Net Sales to unaffiliated
customers:
1998                                       $ 55,906          $ 11,772          $ 8,851                           $ 76,529
1997                                         54,358            11,393            9,612                             75,363
1996                                         35,454            12,794            3,216                             51,464
Income from operations:
1998                                       $   (473)         $ (4,208)         $(4,566)                          $ (9,247)
1997                                          7,900            (1,876)           1,295                              7,319
1996                                          1,446               118            1,501                              3,065
Segment assets:
1998                                       $ 51,343           $ 9,540          $ 1,086          $16,669          $ 78,638
1997                                         45,242             7,616              800           28,035            81,693
1996                                         28,138             5,956              729           27,839            62,662
Long-lived assets:
1998                                       $ 26,863             2,532              555                           $ 29,950
1997                                         17,441             1,940              188                             19,569
1996                                          8,284             1,350              113                              9,747
Capital expenditures:
1998                                       $  7,187           $   909          $   364                           $  8,460
1997                                          6,732               399               76                              7,207
1996                                          1,625             1,151               21                              2,797
Depreciation and amortization
expense:
1998                                       $  5,060           $   459          $    94                           $  5,613
1997                                          2,586               351               58                              2,995
1996                                            962               800               16                              1,778

Included in North America are the United States and Canada. Net sales to unaffiliated customers from the United States were $34.8 million, $52.8 million and $51.0 million for the years ended December 31, 1996, 1997 and 1998, respectively. There are no other countries that had material net sales to unaffiliated customers or long-lived assets.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
---------------------

None.

                        Natural MicroSystems Corporation
              Valuation and Qualifying Accounts                    Schedule VIII

             Col. A                         Col. B                 Col. C                Col. D                 Col. E
             ------                         ------                 ------                ------                 ------
Allowance for                             Balance at                                                          Balance at
doubtful accounts                      beginning of year         Additions           Deductions (1)          end of year
                                   -------------------------  ----------------  ------------------------  ------------------

12/31/96                                   $647,970               $285,093               $248,438               $684,625
12/31/97                                   $684,625               $510,793               $553,500               $641,918
12/31/98                                   $641,918               $755,448               $618,369               $778,997

(1) Amounts include write-offs of accounts receivable deemed to be uncollectable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------


The executive officers of the Company are as follows:


Name                                    Age                               Position
----                                    ---                               --------
Robert P. Schechter                     50           President, Chief Executive Officer and Chairman of the
                                                     Board of Directors
Ronald J. Bleakney                      53           Senior Vice President of Sales
Charles T. Foskett                      55           Senior Vice President International Market Development and
                                                     Director
Dorothy A. Terrell                      53           Senior Vice President of Corporate Operations and
                                                     President of the Services Group
R. Brough Turner                        52           Senior Vice President of Technology
Dianne L. Callan                        53           Vice President and General Counsel
Allen P. Carney                         48           Vice President of Marketing
Robert E. Hult                          51           Vice President of Finance, Chief Financial Officer, and
                                                     Treasurer
George D. Kontopidis, PhD               45           Vice President of Engineering
Deborah K. Louis                        46           Vice President of Operations
Robert M. Stack                         39           Vice President of Information Technology
Jamie Toale                             45           Vice President of Human Resources

Robert P. Schechter has been President and Chief Executive Officer and a Director of the Company since April 1995. He has been Chairman of the Board of Directors since March 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation, most recently Senior Vice President International Business Group, and from 1980 to 1987 he was a partner with Coopers & Lybrand L.L.P. Mr. Schechter is also a director of Infinium Software Inc., a developer of enterprise-level business software.

Ronald J. Bleakney has been Senior Vice President of Sales of the Company since December 1997 and was Senior Vice President of North American Sales of the Company since December 1995. From 1990 to December 1995 he was Vice President of Sales and Marketing. From 1989 to 1990, he was national sales manager of Raytheon Company's Equipment Division. From 1988 to 1989, Mr. Bleakney held various positions, including that of president, with Pixelogix, Inc., a developer of video digitizers.

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

Allen P. Carney has been Vice President of Marketing since April 1996. From 1992 to 1996 Mr. Carney held various marketing positions including Vice President, Applications Marketing and Vice President of International Marketing at Lotus Development Corporation. From 1982 to 1992, Mr. Carney held various marketing positions including Vice President, European Operations with Atex, Inc., a turnkey supplier of pre-press automation systems.

Robert E. Hult has been Vice President of Finance, Chief Financial Officer and Treasurer since October 1998. From 1996 to 1998 he held a variety of senior executive positions at AltaVista Search Service (a division of Digital), most recently CFO, COO, and general manager. From 1972 to 1996 he held a variety of financial executive positions at Digital Equipment Corporation.

George D. Kontopidis, PhD., has been Vice President of Engineering of the Company since January, 1989. From 1984 until 1989, he was director of engineering of the Sea Data Division of Pacer Systems, Inc., a maker of oceanographic instruments.

Deborah K. Louis has been Vice President of Operations since April 1997. From 1986 to 1997, she held a variety of positions at Lotus Development Corporation, most recently Vice President of Worldwide Customer Operations. From 1983 to 1986, she worked in the materials organization for Wang Laboratories Corporation.

Robert M. Stack has been Vice President Information Technology since January 1998. From 1995 to 1997, he was president of Sage Group Inc., a systems integration firm specializing in large-scale systems integration efforts including Lotus Notes and Domino deployment. Prior to Sage he spent 13 years at Lotus Development Corporation where he held several senior management positions, the most recent as Sr. Director WW Systems and Operations.

Jamie Toale has been Vice President, Human Resources since August 1998. From 1984 to 1998 he held various positions in human resources for Digital Equipment Corporation, most recently Vice President, Human Resources for Digital's AltaVista division.

Item 11.  Executive Compensation.
          -----------------------

The information appearing under the caption "Executive Compensation" (other than the information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Stockholder Return") of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 30, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 30, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

None

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on FORM 8K.
          ---------------------------------------------------------------

(a) (1)  Financial Statements
-----------------------------

The following are included in Part II of this report:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1997 and 1998.

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998.

Consolidated Statements of Cash Flow for the Years Ended December 31, 1996, 1997 and 1998.

Notes to the Consolidated Financial Statements.

(a) (2) Financial Statement Schedules

The following are included on the indicated pages of this report:

                                                                      Page No.
                                                                      --------

Report of Independent Accountants on Schedule                            24
Schedule VIII Valuation and Qualifying Accounts                          39


Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a) (3)  Exhibits

The Exhibit Index, appearing after the signature page on sequentially numbered page 44, is incorporated herein by reference.

(a) (4)  Reports of FORM 8K

The Company filed one FORM 8K with the Securities and Exchange Commission on May 6, 1998. This filing reported a charge taken for uncollectable receivables and associated costs, resulting from the bankruptcy filing of a customer. This report is incorporated by reference to this filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATURAL MICROSYSTEMS CORPORATION

                                  By:     /s/ Robert P. Schechter
                                     ---------------------------------
                                              Robert P. Schechter
                                              President, Chief Executive Officer
                                              and Chairman of the Board

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                             Title                                                 Date
/s/ Robert P. Schechter               President, Chief Executive Officer and                March 29, 1999
------------------------------------  Chairman of the Board of Directors
Robert P. Schechter                   (Principal Executive Officer)


/s/ Robert E. Hult                    Vice President of Finance, Chief Financial Officer,   March 29,1999
------------------------------------  (Principal Financial Officer), and Treasurer
Robert E. Hult


/s/ Alex N. Braverman                 Corporate Controller                                  March 29,1999
------------------------------------  (Chief Accounting Officer)
Alex N. Braverman


/s/ Charles T. Foskett                Senior  Vice President of International               March 29,1999
------------------------------------  Market Development and Director
Charles T. Foskett


/s/ Zenas W. Hutcheson III            Director                                              March 29,1999
------------------------------------
Zenas W. Hutcheson III


/s/ W. Frank King                     Director                                              March 29,1999
------------------------------------
W. Frank King


/s/ Pamela D. Reeve                   Director                                              March 29,1999
------------------------------------
Pamela D. Reeve


/s/ Ronald W. White                   Director                                              March 29,1999
------------------------------------
Ronald W. White

                        Natural MicroSystems Corporation
                                 Exhibit Index

The Company will furnish to any stockholder who so request, a copy of this Annual Report on FORM 10K, as amended, including a copy of any exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed its cost of furnishing such exhibit.

    Exhibit
      No.                                            Title
-----------------------------------------------------------------------------------------------------
       *2.1   Share Exchange Agreement dated as of September 2, 1995 by and among the Registrant and
              Shareholders of VOX S.A. and MABB Participation S.A. (filed with Registrant's Form
              10-Q for the quarter ended September 30, 1995).
       *2.2   Share Exchange Agreement dated June 14, 1996 by and among the Registrant and
              Shareholders of Teknique, Inc. (filed with Registrant's Form 10-Q for the quarter ended June 30, 1996)
       *2.3   Stock Purchase Agreement dated June 15, 1996 between the Registrant and PSR, Systems,
              Inc. (filed with Registrant's Form 10-Q for the quarter ended June 30, 1996)
      * 3.1   Fourth Restated Certificate of Incorporation of the Registrant (filed with the
              Registrant's Form 10K for the year ended December 31, 1995).
      * 3.2   By-laws of Registrant, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
      * 4.1   Specimen Certificate for the Common Stock (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
     * 10.3   Agreement dated as of February 28, 1992 between Registrant and Eltron Associates
              (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
   #* 10.11   1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
   #* 10.12   1993 Stock Option Plan, as amended (filed with the Registrant's Form 10-Q for the quarter ended March 31, 1995).
   #* 10.13   1993 Employee Stock Purchase Plan (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
   #* 10.14   1993 Non-Employee Directors Stock Option Plan (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
     *10.18   Lease Amendment between Registrant and Lillian Greene dated April 4, 1995 (filed with the Registrant's Form 10-Q for the quarter ended June 31, 1995).
    #*10.19   1995 Non-Statutory Stock Option Plan
     *10.20   Lease Amendment between Registrant and National Development of New England, LLC dated
              October 1996
     *10.21   Loan modification Agreement dated May 17, 1996 between Registrant and Silicon Valley
              Bank (filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996).
     *10.22   Turnkey Manufacturing Agreement dated June 1, 1996 between the Registrant and Sanmina
              Corporation
      *16.1   Announcement  Re: Charge for uncollectable receivable (filed with the Registrant's
              Form  8-K, dated May 6, 1998)
       21.1   Subsidiaries of the Company
       23.1   Consent of PricewaterhouseCoopers LLP
       23.2   Consent of KPMG Peat Marwick LLP
       27.1   Financial Data Schedule

* Previously filed with the registration statement or report indicated. # Management contract or compensatory plan or arrangement.

Corporate Information

Board of Directors

Robert P. Schechter
Chairman of the Board
President and Chief Executive Officer
of Natural MicroSystems Corporation

Charles T. Foskett
Senior Vice President
International Market Development
Natural MicroSystems

Zenas W. Hutcheson III
General Partner
St. Paul Venture Capital

W. Frank King, PhD.
Private Investor and Former
President and
Chief Executive Officer
PSW Technologies, Inc.

Pamela D.A. Reeve
Chief Executive Officer
Lightbridge, Inc.

Ronald W. White
General Partner
GSM Capital



Corporate Officers

Robert P. Schechter
Chairman, President and CEO

Ronald J. Bleakney
Senior Vice President Sales

Charles T. Foskett
Senior Vice President
International Market Development

Dorothy A. Terrell
Senior Vice President of
Corporate Operations and
President Services Group

R. Brough Turner
Senior Vice President Technology

Wendell E. Bishop
Chief Scientist

Dianne L. Callan
Vice President and General Counsel

Allen P. Carney
Vice President of Marketing
and Business Development

Robert E. Hult
Vice President of Finance
Chief Financial Officer and Treasurer

George D. Kontopidis, Ph.D.
Vice President of Engineering

Deborah K. Louis
Vice President of Operations

Jamie Toale
Vice President of Human Resources

Robert M. Stack
Vice President of
Information Technology

Critz Chan
Vice President of
Asia Pacific Sales

Peter Nicol
Vice President European Sales



Stockholders' Information

Stock Trading Information
NASDAQ National Market
Symbol NMSS

Transfer Agent
State Street Bank
Box 8200
Boston, MA 02266

Counsel
Choate Hall, & Stewart
53 State Street
Exchange Place
Boston, MA 02109

Independent auditors
PricewaterhouseCoopers LLP
One International Place
Boston, MA 02110





Annual Meeting of Stockholders              Form 10-K
The Annual Meeting of Stockholders of       Stockholders wishing a copy of Form
Natural MicroSystems Corporation will be    10-K may receive one free of charge
held on April 30th at  the Company's        by contacting investor relations at
headquarters, 100 Crossing Boulevard,       (508) 271-1204 or by e-mail at
Framingham, MA 01702.                       Info@nmss.com