Form 10-Q
period 1999-03-31
NATURAL MICROSYSTEMS CORP
filed 1999-05-17
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

           [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For Quarterly Period Ended March 31, 1999

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

                          YES  [  X  ]     NO  [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,052,976 shares of Common Stock, $.01 par value, outstanding at April 30, 1999.

The Index to Exhibits appears on Page 15 Total Number of Pages with Exhibits: 1

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION
                                                                                     Page
                                                                                    -------

            Item 1.  Financial Statements and Notes
                        Condensed Consolidated Balance Sheets                          3
                        Condensed Consolidated Statements of Operations                4
                        Condensed Consolidated Statements of Cash Flow                 5
                        Notes to Consolidated Financial Statements                  6  -  8

            Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations               9  - 13

PART II     OTHER INFORMATION

            Item 4.     Submission of Matters of Vote of Security Holders           13 - 14

            Item 6.     Exhibits and Reports on Form 8-K                              14

                       Natural MicroSystems Corporation
                     Condensed Consolidated Balance Sheets
                                  (In $000s)





                                                                                                                  (Unaudited)
                                                                                        December 31,               March 31,
  ASSETS                                                                                    1998                      1999
-----------                                                                           ---------------           -------------
Current assets:
     Cash and marketable securities                                                        $17,922                 $16,071
     Accounts receivable, net of allowance for uncollectable
         accounts of $779 and $1,214, respectively                                          17,224                  14,169
     Inventories                                                                             9,773                   9,112
     Prepaid expenses and other current assets                                               6,599                   7,812
                                                                                   ---------------           -------------
         Total current assets                                                               51,518                  47,164

Property and equipment, net of accumulated                                                  13,981                  14,165
     depreciation of $8,376 and $9,505, respectively
Other long-term assets                                                                       9,214                   9,091
Goodwill, net                                                                                3,925                   4,195
                                                                                   ---------------           -------------
                                                                                           $78,638                 $74,615
                                                                                   ===============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------
Current liabilities:
      Accounts payable                                                                       5,662                   5,011
      Accrued expenses and others liabilities                                                7,592                   7,943
      Current portion of long-term obligations                                                  73                      67
                                                                                   ---------------           -------------
           Total current liabilities                                                        13,327                  13,021

Long-term obligations, less current portion                                                    158                      48

Stockholders' equity                                                                        65,153                  61,546
                                                                                   ---------------           -------------
                                                                                           $78,638                 $74,615
                                                                                   ===============           =============



                    The accompanying notes are an integral
                part of these consolidated financial statements

                        Natural MicroSystems Corporation
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                       (In $000s except per share data)


                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                        1998                           1999
                                                               ---------------------         ---------------------

Revenues                                                                 $    20,007                   $    16,621

Cost of revenues                                                               6,066                         6,625
                                                               ---------------------         ---------------------

Gross profit                                                                  13,941                         9,996


Operating expenses:
   Selling, general and administrative                                         6,305                         9,590
   Research and development                                                    4,583                         5,554
   Provision for uncollectable receivable                                      2,500
                                                               ---------------------         ---------------------
      Total operating expenses                                                13,388                        15,144
                                                               ---------------------         ---------------------

Operating income (loss)                                                          553                        (5,148)

Other income (expense), net                                                      223                          (161)
                                                               ---------------------         ---------------------

Income (loss) before income taxes                                                776                        (5,309)
                                                               ---------------------         ---------------------

   Income tax expense (benefit)                                                  272                        (1,858)

                                                               ---------------------         ---------------------
Net income  (loss)                                                       $       504                   $    (3,451)
                                                               =====================         =====================


  Basic net income (loss) per common share                               $      0.05                   $     (0.31)
                                                               =====================         =====================

  Weighted average shares outstanding                                         10,827                        11,024
                                                               =====================         =====================

  Diluted net income (loss) per common share                             $      0.04                   $     (0.31)
                                                               =====================         =====================

  Weighted average shares outstanding                                         11,493                        11,024
                                                               =====================         =====================



                    The accompanying notes are an integral
                part of these consolidated financial statements

                        Natural MicroSystems Corporation
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)
                                   (In $000s)


                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                      1998                         1999
                                                                         --------------------------     ------------------------
Cash flow from operating activities:
     Net income (loss)                                                              $           504               $       (3,451)
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                                       1,074                        1,727
          Provision for bad debts                                                                75                          435
          Gain (loss) on sale of marketable securities                                           (1)                          14
          Changes in assets and liabilities:
             Accounts receivable                                                              4,745                        2,279
             Inventories                                                                       (283)                         463
             Prepaid expenses and other assets                                                 (639)                      (1,384)
             Accounts payable                                                                  (582)                        (579)
             Accrued expenses and other liabilities                                          (3,246)                         520
                                                                         --------------------------     ------------------------
Cash provided by operating activities                                                         1,647                           24
                                                                         --------------------------     ------------------------

Cash flow from investing activities:
     Additions to property and equipment                                                     (1,544)                      (1,531)
     Additions to goodwill                                                                                                  (515)
     Additions to license agreements                                                         (1,984)                         (10)
     Purchases of marketable securities                                                      (3,456)                      (1,008)
     Proceeds from the maturity of marketable securities                                      5,564                        2,637
    Other investing activities                                                                                                (6)
                                                                         --------------------------     ------------------------
Cash used in investing activities                                                            (1,420)                        (433)
                                                                         --------------------------     ------------------------

Cash flow from financing activities:
     Payments of refundable advances                                                                                        (104)
     Proceeds from issuance of common stock, net of
                Issuance costs                                                                  641                           33
                                                                         --------------------------     ------------------------
Cash provided by (used in) financing activities                                                 641                         ( 71)
                                                                         --------------------------     ------------------------
Effect of exchange rate changes on cash                                                          44                          277
Net increase (decrease) in cash and cash equivalents                                            912                         (203)
Cash and cash equivalents, beginning of period                                                6,318                       12,024
                                                                         --------------------------     ------------------------
Cash and cash equivalents, end of period                                            $         7,230               $      $11,821
                                                                         ==========================     ========================



                    The accompanying notes are an integral
                part of these consolidated financial statements

                        Natural MicroSystems Corporation
              Notes to Condensed Consolidated Financial Statements


A.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of income, operations and cash flow for the three month periods ending March 31, 1999 and 1998 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the three month period ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1998.

B.  STOCKHOLDERS' EQUITY: (in 000s)


                                                                                              Accumulated
                                    Common Stock          Additional                             Other
                              -----------------------      Paid-In           Accumulated     Comprehensive
                                  Shares     Amount         Capital            Deficit       Income (loss)       Total
                             -------------------------------------------------------------------------------------------

Balance at                           11,018    $110        $67,585              $(2,494)         $ (48)          $65,153
December 31, 1998

Exercise of common                        6                     33                                                    33
stock options

Net loss                                                                         (3,451)                          (3,451)

Foreign currency                                                                                  (189)             (189)
Translation adjustment
                              -------------------------------------------------------------------------------------------
Balance at March 31, 1999            11,024    $110        $67,618              $(5,945)         $(237)          $61,546
                             ============================================================================================

C.  INDEBTEDNESS

The Company established a new $7.5 million bank line of credit for working capital purposes effective May 14, 1999. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. The Company is subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. As of May 14, 1999 the Company is currently compliant with all covenants under the line, and there are no amounts currently outstanding.

D.  EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earning per share
(EPS) computations for net income (loss). The shares outstanding calculation for the three months ended March 31, 1999 do not include 2,666,189 anti-dilutive shares:

                                                                              Three months ended March 31, 1999
                                                                ----------------------------------------------------------
                                                                    Income (loss)           Shares            Per Share
(In 000s except per share data)                                      (Numerator)         (Denominator)          Amount
----------------------------------------------------------      ----------------------------------------------------------

Basic EPS (income available to all shareholders)                        $(3,451)              11,024            $(0.31)
Effect of dilutive securities (stock options)
----------------------------------------------------------      ----------------------------------------------------------
Diluted EPS (income available to common
  stockholders + assumed conversions)                                   $(3,451)              11,024            $(0.31)
                                                                ==========================================================



                                                                              Three months ended March 31, 1998
                                                                -----------------------------------------------------------
                                                                        Income                Shares           Per Share
                                                                      (Numerator)         (Denominator)          Amount
----------------------------------------------------------      -----------------------------------------------------------

Basic EPS (income available to all shareholders)                           $504               10,827             $0.05
Effect of dilutive securities (stock options)                                                    666
----------------------------------------------------------      -----------------------------------------------------------
Diluted EPS (income available to common
   stockholders + assumed conversions)                                     $504               11,493             $0.04
                                                                ===========================================================

E.    INVENTORIES

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories, as of December 31, 1998 and March 31, 1999 were comprised of the following:

                                                                    December 31,                    March 31,
(In $000s)                                                              1998                           1999
                                                            --------------------------     --------------------------

Raw materials                                                          $     967                     $    1,695
Work In process                                                            5,747                          4,286
Finished goods                                                             3,059                          3,131
                                                            --------------------------     --------------------------
                                                                       $   9,773                     $    9,112
                                                            ==========================     ==========================

F.    SEGMENT INFORMATION

The following table presents the Company's revenues and operating income by geographic segment:

                                                                                 Three Months ended
                                                                                      March 31
                                                                        1998                            1999
Revenues
     North America                                                          $15,150                      $11,537
     Europe                                                                   2,281                        3,427
     Other                                                                    2,576                        1,657
                                                            --------------------------       -------------------------

          Total revenues                                                    $20,007                      $16,621
                                                            ==========================      ==========================


Operating income (loss)
     North America                                                           $ (495)                     $(4,738)
     Europe                                                                    (398)                        (445)
     Other                                                                    1,446                           35
                                                            --------------------------      --------------------------

          Total operating income (loss)                                     $   553                      $(5,148)
                                                            ==========================      ==========================



G.    COMPREHENSIVE INCOME

The following table represents the Company's comprehensive income for the stated periods.

                                                                             Three Months Ended
                                                                                  March 31,
                                                                     1998                           1999
                                                          -----------------------        -----------------------

Net income (loss)                                                       $ 504                        $(3,451)
Other comprehensive income (loss) items:
     Foreign currency translation adjustment                              (64)                          (189)
                                                          -----------------------        -----------------------
Comprehensive income (loss)                                             $ 440                        $(3,640)
                                                          =======================        =======================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Natural MicroSystems Corporation designs, manufactures and markets integrated hardware and software products which enables its customers to develop and implement high-value telecommunications applications and systems based on open, standards-based, client/server architectures, collectively referred to as Open Telecommunications(TM). Use of these state-of-the-art hardware and software products, combined with the Company's consulting and support services, enable customers to shorten time to market for computer telephony systems including Internet/IP voice and fax systems, integrated voice response (IVR) systems, and call centers integrated with web sites. Specific examples of these applications include long distance least-cost routing and bypass, cellular and other wireless switching services, telephone banking, medical alert and prescription services, hotel and hospital information systems, transaction card authorization, telemarketing, help desks, school bulletin boards, security monitoring, and automated operator services.

Results of Operations

Revenues
Revenues of $16.6 million for the three months ended March 31, 1999 ("1999"), decreased 16.9% percent from $20.0 million for the three months ended March 31, 1998 ("1998"). The decrease from 1998 to 1999 was primarily due to lower revenue in North America, Asia and Latin America, partially offset by higher revenue in Europe and higher service revenue.

Revenues from customers located outside of North America accounted for 30.6% ($5.1 million) and 24.3% ($4.9 million) of revenues for 1999 and 1998, respectively. The dollar and percentage increase in revenues for 1999 over 1998 was due to significant increases of sales in Europe attributable to an enhanced client base partially offset by decreases in Asia and Latin America.

Gross Profit
Gross profit for the three months ended March 31, decreased 28.3% to $10.0 million in 1999 versus $13.9 million for the same period in 1998 and were 60.1% of revenues for 1999 versus 69.7% in 1998. The decrease in gross profit is directly related to expenses incurred for investment in the services and manufacturing departments and decreased sales volume.

Selling, General and Administrative
Selling, general and administrative expenses increased 52.1% to $9.6 million for 1999 from $6.3 million for 1998 and were 57.7% of total revenues for 1999 versus 31.5% in 1998. These increases were due to costs associated with increased selling activities in Japan, China, Brazil, Spain and Italy, as well as increased expenditures for international marketing, service administration and marketing programs. The Company expects that its selling, general and administrative expenditures will vary as a percentage of product revenues in future periods.

Research and Development
Research and development expenditures increased 21.2% to $5.6 million for 1999 from $4.6 million for 1998, and were 33.4% of total revenues for 1999 versus 22.9% in 1998. The increases were due to increased personnel and development project related cost related to IP Telephony functionality and software tools. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of product revenues in future periods.

Provision for Uncollectable Receivable
The Company recorded a provision against a trade receivable in 1998 from a customer that ceased operations in April of that same year.

Restructuring Charges
During the last quarter of the Company's fiscal year, it incurred certain restructuring charges in an effort to create efficiencies and manage its business more effectively. The balance of accrued restructuring charges as of the beginning of the quarter amounted to $3.0 million. The Company has paid $672,000 during the current quarter, leaving approximately $2.3 million in accrued charges outstanding. The Company experienced more favorable terms than anticipated in the termination of existing lease commitments pertaining to its new corporate office space. The expense of lease termination was less than previous estimates. These savings, however, were offset by reduction in force of certain executives in an effort to continue to reduce payroll and other related expenditures. Any additional savings will be applied against the termination of lease commitments at one of the Company's remote engineering facilities located in Schaumburg, Illinois.

Operating and Net Income (Loss)
As a result of the foregoing, operating income (loss) was ($5.1) million and $553,000 for 1999 and 1998, respectively. Net income (loss) was ($3.5) million and $504,000 for the same periods, respectively.

Income Tax Expense (Benefit)
Income tax expense (benefit) of ($1,858,000) and $272,000 for 1999 and 1998, respectively, was based on an effective tax rate which differed from the U. S. Federal statutory rate primarily due to state and foreign income taxes and income tax credits. The Company's current effective tax rate is 35.0%, on a worldwide basis. For U.S. federal income tax purposes the Company has net operating loss carryforwards available to reduce income of approximately $3.5 million at December 31, 1998. These carryforwards will begin to expire in 2004. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $1.0 million under Internal Revenue Code Section
382. In addition, ViaDSP, a wholly owned subsidiary, has net operating loss carryforwards available to reduce future income of approximately $1.6 million at December 31, 1998. These carryforwards are subject to annual limitations of approximately $402,000 under Internal Revenue Code Section 382 and will be available to reduce future taxable income of ViaDSP only. The Company continuously re-evaluates the recoverability of its deferred tax assets. The amount of the deferred tax asset considered realizable could be significantly or completely reduced. Although realization is not assured, management believes it is more likely than not the net deferred asset will be realized. The Company will continue to assess the valuation of the deferred tax asset each quarter.

Other Income (Expense), Net
Other income (expense), net for 1999 and 1998 was ($161,000) and $223,000, respectively. The decrease was due to a combination of both foreign exchange losses and lower cash balances in the current period.

Liquidity And Capital Resources
Cash provided by operations for 1999 and 1998 was $24,000 and $1.6 million respectively. Cash was provided by operations in 1999 due to reductions in accounts receivable generated through better collection rates, increases in accrued expenses and other liabilities offset by decreased net income and accounts payable and an increase in prepaid expenses and other assets. Cash was provided by operations in 1998 due to a reduction in accounts receivable partially offset by decreased net income, accrued expenses and other liabilities.

Cash was used in investing activities for 1999 and 1998 of $433,000 and $1.4 million, respectively. For both 1999 and 1998 cash of $1.5 million was used for purchases of property and equipment. In 1998, the Company made a $2.0 million investment in technology licensing agreements. In 1999 and 1998 the Company realized net proceeds of $1.6 million and $2.1 million respectively from the maturities of marketable securities.

Cash provided by (used in) financing activities in 1999 and 1998 was ($71,000) and $641,000, respectively. In 1999, cash was used to pay down refundable advances offset partially from proceeds primarily from the issuance of common stock upon the exercise of common stock options. In 1998, cash proceeds were from the issuance of common stock upon the exercise of common stock options.

Current assets at March 31, 1999, were $47.2 million, 8.5% less than current assets of $51.5 million at December 31, 1998. Current liabilities at March 31, 1999 were $13.0 million, 2.3% less than current liabilities of $13.3 million at December 31, 1998. Lower accounts payable and tax related accruals accounted for the decrease in liabilities in 1999.

The Company established a new $7.5 million bank line of credit for working capital purposes effective May 14,1999. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. The Company is subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. As of May 14,1999 the Company is currently compliant with all covenants under the line, and there are no amounts currently outstanding.

Year 2000 Readiness Disclosure
The Year 2000 issue encompasses the inability of certain computer programs and equipment that utilize embedded chips to perform accurately after the year 2000. Concerns relating to the Year 2000 issue generally arise out of the potential that this issue will affect business operations on an ongoing basis, as well as the costs to correct possible system failures.

The Company has been implementing a Year 2000 compliance program to address the Year 2000 issue. This program is designed to ensure that the Company's current product offerings are Year 2000 compliant, that Year 2000 disruptions of vendors and other third party relationships will not materially affect the Company's operations, and that the Company's internal systems will continue to function properly. As part of this implementation, since February 1998, the Company has been publishing on its external web site Year 2000 information concerning the Company's product offerings and other information relating to the Company's Year 2000 compliance program. Furthermore, an external consulting firm has completed its report on the Company's Year 2000 readiness and has provided assistance for the Company to comply with the Year 2000 requirements.

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

The Company has tested 97% of the Company's major products and 73% of its legacy products and (ii) by June 30, 1999, will have tested 100% of its major products and 80% of current legacy products. As testing is in progress, it is believed that all current major Company product offerings are already Year 2000 compliant. Certain older legacy products, which the Company no longer sells, may not be Year 2000 compliant. The Company will address this issue by publishing on the Company's external web site that these products may not be Year 2000 compliant, and that each customer who purchased these products should test, repair and/or replace any of these products if they are still in use.

The Company's enterprise-wide business system is the Company's primary internal management information system. This system is warranted to be Year 2000 compliant by the vendor. The Company believes that its internal systems and equipment will not pose a significant operational problem from a Year 2000 standpoint. Basic Input Output System ("BIOS") testing results on individual workstations have yielded extremely favorable results. Furthermore, tools for testing internal software packages have been developed and implemented.

The Company is verifying the readiness of its suppliers by issuing questionnaires relating to Year 2000 issues. The Company is auditing the responses of top tier suppliers and any other supplier who could have a material impact on the Company's operations. Where the Company believes that a particular supplier poses an unacceptable risk, the Company will identify an alternative source. The mailing of questionnaires to suppliers has been completed, and the Company is reviewing the responses as they are submitted. Approximately 65% of suppliers have responded to date. Suppliers responding to date have indicated that they are Year 2000 compliant. This process will be ongoing as new vendors are added as suppliers to the Company's operations.

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

A significant portion of the Company's revenues are subject to the risks associated with international sales. Although most of the Company's product prices are denominated in United States currency, customers in other geographic regions generally evaluate purchases of products, such as those sold by the Company, based on the purchase price expressed in the customer's currency. Therefore, changes in foreign currency exchange rates may adversely affect the demand for the Company's products.

The Company believes that its revenues and results of operations have not been significantly impacted by inflation during the past three fiscal years.

Cautionary Statement
When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "the company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risk factors are set forth in Part I of the Company's annual report on Form 10-K for the year ended December 31, 1998. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II - OTHER INFORMATION

ITEMS 1-3         Not Applicable.


ITEM 4          Submission of matters to a vote of security holders

On April 30, 1999, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

1. Election of Zenas W. Hutcheson III as director for a three year term. The results of the voting were as follows:

                                                                Withhold
           For                      Against                    Authority
        8,322,296                                               94,202




2. Approval of an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder by 300,000, from 400,000 to 700,000 shares.
                                                                Withhold
           For                      Against                    Authority
        8,167,278                 204,727                       44,493

3. Approval of an amendment to the Company's 1993 Non-Employee Directors' Stock Option Plan to increase the number of shares available for issuance thereunder by 120,000, from 120,000 to 240,000 shares.

                                                                Withhold
           For                      Against                    Authority
        6,911,777                 1,497,871                     6,850

4. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent certified public accountants.

                                                                Withhold
           For                      Against                    Authority
        8,396,420                    11,910                     8,168

ITEM 5.    Not Applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.

     A.    Exhibits

               No.  27.1  Financial Data Schedule

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


                                 Natural MicroSystems Corporation



Dated: May 14, 1999          By: /S/ Robert P. Schechter
                                 ------------------------------------
                                 Robert P. Schechter
                                 President and Chief Executive Officer
                                 And Chairman of the Board of Directors



Dated: May 14, 1999          By: /S/ Robert E. Hult
                                 --------------------------------------------
                                 Vice President of Finance and Operations,
                                 Chief Financial Officer and Treasurer

                        Natural MicroSystems Corporation
                                 Exhibit Index
                                                         Page
                                                         ----



No. 27.1   Financial Data Schedule                        16