Form 10-Q
period 1999-06-30
NATURAL MICROSYSTEMS CORP
filed 1999-08-11
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

           [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For Quarterly Period Ended June 30, 1999

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

                          YES  [  X  ]     NO  [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,115,292 shares of Common Stock, $.01 par value, outstanding at July 30, 1999.

The Index to Exhibits appears on Page 16 Total Number of Pages with Exhibits: 27

                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION
                                                                                Page
                                                                                ----
          Item 1.  Financial Statements and Notes
                      Condensed Consolidated Balance Sheets                       3
                      Condensed Consolidated Statements of Operations             4
                      Condensed Consolidated Statements of Cash Flow              5
                      Notes to Consolidated Financial Statements                6 - 9

          Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            10 - 14

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                              15

                       Natural MicroSystems Corporation
                     Condensed Consolidated Balance Sheets
                                  (In $000's)

                                                                                      June 30,                December 31,
                                                                                        1999                      1998
ASSETS                                                                               (unaudited)
------                                                                            ------------------        -----------------
Current assets:
     Cash and marketable securities                                                 $        18,025           $        17,922
     Accounts receivable, net of allowance for uncollectable
         accounts of $1,349 and $779, respectively                                           12,830                    17,224
     Inventories                                                                              8,674                     9,773
     Prepaid expenses and other current assets                                                6,512                     6,599
                                                                                    ----------------          ---------------
         Total current assets                                                                46,041                    51,518

Property and equipment, net of accumulated                                                   14,106                    13,981
     depreciation of $10,657 and $8,376, respectively
Other long-term assets                                                                        8,660                     9,214
Goodwill, net                                                                                 3,950                     3,925
                                                                                    ----------------          ---------------
Total Assets                                                                        $        72,757           $        78,638
                                                                                    ================          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                                         4,729                    5,662
      Accrued expenses and others liabilities                                                  9,084                    7,592
      Current portion of long-term obligations                                                    95                       73
                                                                                    ----------------          ---------------
           Total current liabilities                                                          13,908                   13,327

Long-term obligations, less current portion                                                       37                      158

Stockholders' equity                                                                          58,812                   65,153
                                                                                    ----------------          ---------------
Total Liabilities and Stockholders' equity                                          $         72,757          $        78,638
                                                                                    ================          ===============

      The accompanying notes are an integral part of these consolidated financial statements

                       Natural MicroSystems Corporation
                Condensed Consolidated Statements of Operations
                       (In $000's except per share data)
                                  (Unaudited)

                                                           For the Three Months Ended             For the Six Months Ended
                                                                   June 30,                                June 30,
                                                            1999                 1998              1999                  1998
                                                         ------------         -----------         -----------         -----------
Revenues                                                 $    17,565          $   18,436          $   34,186          $   38,443

Cost of revenues                                               6,953               6,629              13,578              12,695
                                                         -----------          ----------          ----------          ----------
Gross profit                                                  10,612              11,807              20,608              25,748


Operating expenses:
   Selling, general and administrative                         9,584               7,164              19,174              13,469
   Research and development                                    5,757               4,612              11,311               9,195
   Provision for uncollectable receivable                                              -                                   2,500
                                                         -----------          ----------          ----------          ----------
      Total operating expenses                                15,341              11,776              30,485              25,164
                                                         -----------          ----------          ----------          ----------

Operating income (loss)                                       (4,729)                 31              (9,877)                584

Other income, net                                                214                 231                  53                 454
                                                         -----------          ----------          ----------          ----------
Income (loss) before income taxes                             (4,515)                262              (9,824)              1,038
                                                         -----------          ----------          ----------          ----------

   Income tax expense (benefit)                               (1,580)                 92              (3,438)                364
                                                         -----------          ----------          ----------          ----------
Net income  (loss)                                            (2,935)         $      170          $   (6,386)         $      674
                                                         ===========          ==========          ==========          ==========

  Basic net income (loss) per common share               $     (0.26)         $     0.02          $    (0.58)         $     0.06
                                                         ===========          ==========          ==========          ==========

  Weighted average shares outstanding                         11,090              10,903              11,057              10,863
                                                         ===========          ==========          ==========          ==========

  Diluted net income (loss) per common share             $     (0.26)         $     0.01         $    (0.58)         $     0.06
                                                         ===========          ==========         ==========          ==========

  Weighted average shares outstanding                         11,090              11,372             11,057              11,260
                                                         ===========          ==========         ==========          ==========

      The accompanying notes are an integral part of these consolidated financial statements

                        Natural MicroSystems Corporation
                Condensed Consolidated Statements of Cash Flow
                                  (In $000's)
                                  (Unaudited)

                                                                                              For the Six Months Ended
                                                                                                      June 30,
                                                                                              1999                  1999
                                                                                         --------------        --------------
Cash flow from operating activities:
     Net income (loss)                                                                   $     (6,386)         $        674
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                                         3,152                 2,355
          Provision for bad debts                                                                 887                    75
          Deferred tax asset                                                                      413
          Gain (loss) on sale of marketable securities                                                                   (2)
          Changes in assets and liabilities:
                         Accounts receivable                                                    3,085                 1,699
                         Inventories                                                              948                  (640)
                         Prepaid expenses and other assets                                       (193)               (1,426)
                         Income tax receivable                                                                          130
                         Accounts payable                                                        (823)                1,168
                         Accrued restructuring charges                                         (1,023)
                         Accrued expenses and other liabilities                                 2,738                (3,938)
                                                                                         --------------        --------------
Cash provided by operating activities                                                           2,798                    95
                                                                                         --------------        --------------

Cash flow from investing activities:
     Additions to property and equipment                                                       (2,757)               (4,117)
     Additions to goodwill                                                                       (515)
     Additions to license agreements                                                              (26)               (2,040)
     Purchases of marketable securities                                                        (6,571)               (3,813)
     Proceeds from the maturity of marketable securities                                        6,371                 6,316
     Other investing activities                                                                    (6)                   23
                                                                                         --------------        --------------
Cash used in investing activities                                                              (3,504)               (3,631)
                                                                                         --------------        ---------------

Cash flow from financing activities:
     Payments on capital lease oblicagions                                                         (9)
     Payments of refundable advances                                                             (101)                  (79)
     Proceeds from issuance of common stock, net of
          Issuance costs                                                                          298                 1,844
     Non-statutory stock options                                                                                          3
                                                                                         --------------        --------------
Cash provided by financing activities                                                             188                 1,768
                                                                                         --------------        --------------
Effect of exchange rate changes on cash                                                           427                    43
Net decrease in cash and cash equivalents                                                         (91)               (1,725)
Cash and cash equivalents, beginning of period                                                 12,024                 6,318
                                                                                         --------------        --------------
Cash and cash equivalents, end of period                                                 $     11,933          $      4,593
                                                                                         ==============        ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                       Natural MicroSystems Corporation
             Notes to Condensed Consolidated Financial Statements


A.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of income, operations and cash flow for the three month and six month periods ending June 30, 1999 and 1998 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1998.

B.   STOCKHOLDERS' EQUITY: (In $000's)

                                                                                                  Accumulated
                                                                 Additional                          Other
                                          Common Stock             Paid-in       Accumulated      Comprehensive
                                  ---------------------------
                                     Shares        Amount          Capital         Deficit        Income (loss)      Total
                                  ---------------------------  --------------  --------------  ----------------  ---------------
Balance at December 31, 1998             11,018    $      110   $      67,585   $      (2,494)  $           (48)  $      65,153

Exercise of common                           36                            42                                                42
stock options

Employee Stock Purchase Plan                 54             1             236                                               237

Net loss                                                                               (6,386)                           (6,386)

Foreign currency                                                                                           (234)           (234)
Translation adjustment
                                  ---------------------------   -------------  --------------  ----------------   -------------
Balance at June 30, 1999                 11,108     $     111   $      67,863   $      (8,880)  $          (282)  $      58,812
                                  ===========================   =============  ==============  ================   =============



C.   INDEBTEDNESS

The Company established a new $7.5 million bank line of credit for working capital purposes effective May 14, 1999. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. The Company is subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. As of June 30, 1999 the Company is currently compliant with all covenants under the line, and there are no amounts currently outstanding. This agreement is subject to renewal on May 13, 2000.

D.   EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earning per share
(EPS) computations for net income (loss). The shares outstanding calculation for the three months and six months ended June 30, 1999 do not include 2,946,185 anti-dilutive shares:

                                                                      Three months ended June 30, 1999
                                                           ----------------------------------------------------------
                                                                  Income              Shares              Per Share
(In $000's except per share data)                                 (loss)                                    Amount
---------------------------------------------------------  ----------------------------------------------------------
Basic EPS (income available to all shareholders)             $      (2,935)             11,090           $   (0.26)
Effect of dilutive securities (stock options)
---------------------------------------------------------  ----------------------------------------------------------
Diluted EPS (income available to common
   stockholders + assumed conversions)                       $      (2,935)             11,090           $   (0.26)
                                                           ==========================================================

                                                                      Three months ended June 30, 1998
                                                           ----------------------------------------------------------
                                                                  Income               Shares             Per Share
(In $000's except per share data)                                 (loss)                                    Amount
---------------------------------------------------------  ----------------------------------------------------------
Basic EPS (income available to all shareholders)             $         170              10,903           $    0.02
Effect of dilutive securities (stock options)                                              469
---------------------------------------------------------  ----------------------------------------------------------
Diluted EPS (income available to common
   stockholders + assumed conversions)                       $         170              11,372           $    0.01
                                                           ==========================================================


                                                                      Six months ended June 30, 1999
                                                           ----------------------------------------------------------
                                                                  Income               Shares             Per Share
(In $000's except per share data)                                 (loss)                                    Amount
---------------------------------------------------------  ----------------------------------------------------------
Basic EPS (income available to all shareholders)             $      (6,386)             11,057           $   (0.58)
Effect of dilutive securities (stock options)
---------------------------------------------------------  ----------------------------------------------------------
Diluted EPS (income available to common
   stockholders + assumed conversions)                       $      (6,386)        $    11,057           $   (0.58)
                                                           ==========================================================

                                                                      Six months ended June 30, 1998
                                                           ----------------------------------------------------------
                                                                  Income               Shares             Per Share
(In $000's except per share data)                                 (loss)                                    Amount
---------------------------------------------------------  ----------------------------------------------------------
Basic EPS (income available to all shareholders)             $         674              10,863           $    0.06
Effect of dilutive securities (stock options)                                              397
---------------------------------------------------------  ----------------------------------------------------------
Diluted EPS (income available to common
   stockholders + assumed conversions)                       $         674              11,260           $    0.06
                                                           ==========================================================

E.   INVENTORIES

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories, as of June 30, 1999 and December 31, 1998 were comprised of the following:

                             June 30,        December 31,
(In $000's)                    1999              1998
                            ----------      --------------
Raw materials                  $   617            $   967
Work in Process                  4,174              5,747
Finished goods                   3,883              3,059
                            ----------      --------------
                               $ 8,674            $ 9,773
                            ==========      ==============

F.   SEGMENT INFORMATION

The following table presents the Company's revenues and operating income by geographic segment:

   (In $000's)
                                        Three Months ended    Six Months ended
                                             June 30,              June 30,


                                          1999      1998      1999       1998
                                        -------   -------    -------   -------
Revenues
   North America                        $12,634   $12,888    $24,171   $28,038
   Europe                                 3,525     3,105      6,952     5,386
   Other                                  1,406     2,443      3,063     5,019
                                        -------   -------    -------   -------
     Total revenues                     $17,565   $18,436    $34,186   $38,443
                                        =======   =======    =======   =======

Operating Income (loss)
   North America                        $(4,420)  $  (702)   $(9,158)  $(1,197)
   Europe                                  (281)     (332)      (726)     (730)
   Other                                    (28)    1,065          7     2,511
                                        -------   -------    -------   -------
     Total operating income (loss)      $(4,729)  $    31    $(9,877)  $   584
                                        =======   =======    =======   =======

G.   COMPREHENSIVE INCOME

The following table represents the Company's comprehensive income for the stated periods.


(In $000's)                                            Three Months ended           Six Months ended
                                                            June 30,                    June 30,

                                                      1999           1998           1999         1998
                                                     -------        -------       -------       -------
Net income (loss)                                    $(2,935)        $ 170        $(6,386)       $ 674
Other comprehensive income (loss) Items:
    Foreign currency translation adjustment              (45)           (1)          (234)         (63)

                                                     -------        -------       -------       -------
Comprehensive income (loss)                          $(2,980)        $ 169        $(6,620)       $ 611
                                                     =======        =======       =======       =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Natural MicroSystems Corporation designs, manufactures and markets integrated hardware and software products which enable its customers to develop and implement high-value telecommunications solutions that operate globally. The Company's state-of-the-art technologies are based on open, standards-based, PC platforms, collectively referred to as Open Telecommunications. Use of these state-of-the-art hardware and software products, combined with the Company's consulting and support services, enable customers to shorten time to market for computer telephony systems including Internet/IP voice and fax systems, web-enabled call centers, network-based enhanced services, integrated voice response
(IVR), speech recognition, wireless, SS7, and CompactPCI. Specific examples of these applications include long distance least-cost routing and bypass, cellular and other wireless switching services, telephone banking, medical alert and prescription services, hotel and hospital information systems, transaction card authorization, telemarketing, help desks, school bulletin boards, security monitoring, and automated operator services.

Results of Operations

Revenues

Revenues of $17.6 million for the three months ended June 30, 1999, decreased 4.7% percent from $18.4 million for the three months ended June 30, 1998. Revenues of $34.2 million for the six months ending June 30, 1999 decreased 11.1% from $38.4 million for the six months ended June 30, 1998. The decreases from 1998 to 1999 were the result of lower sales volume in North America, Asia and Latin America partially offset by higher European and service contract revenues.

Revenues from customers located outside of North America of $4.9 million for the three months ended June 30 ,1999 decreased 11.1% from $5.5 million for the three months ended June 30, 1998 and represented 28.1% and 30.1% of total revenues, respectively. The dollar and percentage decrease in revenues for 1999 over 1998 was due to significant decreases of sales in Asia and Latin America partially offset by increased sales in Europe. Revenues from customers located outside of North America of $10.0 million for the six months ended June 30, 1999 were relatively unchanged from $10.4 million for the six months ended June 30, 1998, and represented 29.3% and 27.1% of total revenues, respectively.

Cost of Revenues

Cost of revenues of $7.0 million for the three months ended June 30, 1999 increased 4.9% from $6.6 million for the three months ended June 30, 1998, and represented 39.6% and 36.0% of total revenues, respectively. The increase is directly related to expenses incurred for investment in the services and manufacturing departments. Cost of revenues of $13.6 million for the six months ended June 30, 1999 increased 7.0% from $12.7 million for the six months ended June 30,1998 and represented 39.7% and 33.0% of total revenues, respectively.

Selling, General and Administrative

Selling, general and administrative expenses of $9.6 million for the three months ended June 30, 1999 increased 33.8% from $7.2 million for the three months ended June 30, 1998 and represented 54.6% and 38.9% of total revenues, respectively. These increases were due to costs associated with increased selling activities in Japan, China, Brazil, Spain and Italy, as well as increased expenditures for international marketing, service administration and marketing programs. The Company expects that its selling, general and administrative expenditures will vary as a percentage of product revenues in future periods.

Selling, general and administrative expenses of $19.2 million for the six months ended June 30,1999 increased 42.4% from $13.5 million for the six months ended June 30, 1998 and represented 56.1% and 35.0% of revenues, respectively. These increases were due to an increase in both the sales and development support personnel in the European and Asian markets.

Research and Development

Research and development expenditures of $5.8 million for the three months ended June 30, 1999 increased 24.8% from $4.6 million for the three months ended June 30,1998, and represented 32.8% and 25.0% of total revenues, respectively. The increases were due to increased personnel and development project related cost related to IP Telephony functionality and software tools. Research and development expenditures of $11.3 million for the six months ended June 30, 1999 increased 23.0% from $9.2 million for the six months ended June 30,1998, and were 33.1% and 23.9% of total revenues, respectively. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of product revenues in future periods.

Provision for Uncollectable Receivable

The Company recorded a provision against a trade receivable in 1998 from a customer that abruptly ceased operations in April of that same year.

Restructuring Charges

During the last quarter of the Company's fiscal year, in an effort to create efficiencies and manage its business more effectively a restructuring was implemented. The balance of accrued restructuring charges at of the beginning of the quarter amounted to $3.0 million. The Company has paid $351,000 during the current quarter and $1.0 million in 1999, leaving approximately $2.0 million in accrued charges outstanding. The Company experienced more favorable terms than anticipated in the termination of existing lease commitments pertaining to its new corporate office space. These savings, however, were offset by reduction in force of certain executives also occurring in the second quarter ended June 30, 1999.

Operating and Net Income (Loss)

As a result of the foregoing, operating income (loss), for the three months ended June 30, was ($4.7) million and $31,000 for 1999 and 1998, respectively. Net income (loss) was ($2.9) million and $170,000 for the same periods, respectively. Operating income (loss) for the first six months ended June 30, was ($9.9) million and $584,000 for 1999 and 1998, respectively. Net income
(loss) for the six months ended June 30, was ($6.4) million and $674,000 for 1999 and 1998, respectively.

Income Tax Expense (Benefit)

Income tax expense (benefit), for the three months ended June 30, was ($1.6) million and $92,000 for 1999 and 1998, respectively. Income tax expense (benefit), for the six months ended June 30, was ($3.4) million and $364,000 for 1999 and 1998, respectively. Income tax expense is based on an effective tax rate which differed from the U. S. Federal statutory rate primarily due to state and foreign income taxes and income tax credits. The Company's current effective tax rate is 35.0%, on a worldwide basis. For U.S. federal income tax purposes the Company has net operating loss carryforwards available to reduce income of approximately $3.5 million at December 31, 1998. These carryforwards will begin to expire in 2004. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $1.0 million under Internal Revenue Code Section 382. In addition, ViaDSP, a wholly owned subsidiary, has net operating loss carryforwards available to reduce future income of approximately $1.6 million at December 31, 1998. These carryforwards are subject to annual limitations of approximately $402,000 under Internal Revenue Code Section 382 and will be available to reduce future taxable income of ViaDSP only. The Company continuously re-evaluates the recoverability of its deferred tax asset. The amount of the deferred tax asset considered realizable could be significantly or completely reduced if income is not generated in the near term periods. Although realization is not assured, management believes it is more likely than not the net deferred tax asset will be realized. The Company will continue to assess the valuation of the deferred tax asset each quarter.

Other Income (Expense), Net

Other income, net the for the three months ended June 30, 1999 and 1998 was $214,000 and $231,000, respectively. Other income, net for the six months ended June 30, 1999 and 1998 was $53,000 and $454,000 respectively. The decrease in both periods was due to a combination of both foreign exchange losses and lower cash balances.

Liquidity and Capital Resources

Cash provided by operations for the six months ended June 30 ,1999 and 1998 was $2.8 million and $95,000 respectively. Cash provided by operations in 1999 was largely due to reductions in inventory and accounts receivable generated through better collection rates, improved inventory management and increases in accrued expenses. Cash was provided by operations in 1998 by a reduction in accounts receivable and an increase in accounts payable, offset by increases in inventory, prepaid expenses and other assets and a decrease in accrued expenses and other liabilities.

Cash used in investing activities for the six months ended June 30, 1999 and 1998 was $3.5 million and $3.6 million, respectively. During 1999, $2.8 million was utilized to purchase property and equipment. An additional $515,000 was used for additions to goodwill associated with the acquisition of Teknique, Inc. In 1998, cash of $4.1 million was used for purchases of property and equipment and $2.0 million was invested in license agreements to support new product offerings.

Cash provided by financing activities for the six months ended June 30, 1999 and 1998 was $188,000 and $1.8 million, respectively. In both years cash proceeds were from the issuance of common stock upon the exercise of common stock options as well as the employee stock purchase plan.

Current assets at June 30, 1999, were $46.0 million, 10.6% less than current assets of $51.5 million at December 31, 1998. Current liabilities at June 30, 1999 were $13.9 million, 4.4% more than current liabilities of $13.3 million at December 31, 1998. Higher accrued expenses and other liabilities partially offset by a decrease in accounts payable accounted for the increase in liabilities in 1999.

The Company established a new $7.5 million bank line of credit for working capital purposes effective May 14,1999. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. The Company is subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. As of June 30,1999 the Company is currently compliant with all covenants under the line, and there are no amounts currently outstanding. This agreement is subject to renewal on May 13, 2000.

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

Phases 1 through 3 for all functions of the Company's program have been completed. Phase 4 for product testing, information technology and vendor compliance is as follows:

The Company has tested 100% of its major product offerings and 80% of its legacy products. The Company does not plan to test any additional products. All current major Company product offerings are already Year 2000 compliant. Certain older legacy products, which the Company no longer sells, may not be Year 2000 compliant. The Company will address this issue by publishing on the Company's external web site that these products may not be Year 2000 compliant, and that each customer who purchased these products should test, repair and/or replace any of these products if they are still in use.

The Company's enterprise-wide business system is the Company's primary internal management information system. This system is warranted to be Year 2000 compliant by the vendor. The Company believes that its internal systems and equipment will not pose a significant operational problem from a Year 2000 standpoint. All information technology production servers have been upgraded to date. Internal desktop computers are 90% compliant, with a target date of October, 1999 for full compliance.

The Company is verifying the readiness of its suppliers by issuing questionnaires relating to Year 2000 issues. The Company is auditing the responses of top tier suppliers and any other supplier who could have a material impact on the Company's operations. Where the Company believes that a particular supplier poses an unacceptable risk, the Company will identify an alternative source. The mailing of questionnaires to suppliers has been completed, and the Company is reviewing the responses as they are submitted. Approximately 70% of suppliers have responded to date, of which, 92% have been evaluated that they are Year 2000 compliant. This process will be ongoing as new vendors are added as suppliers to the Company's operations.

The Company is addressing the Year 2000 readiness of significant customers. On an on-going basis, the Company is reviewing their publicly available published information relating to their Year 2000 status. The Company has not encountered any material concerns with its significant customers to date.

Costs incurred in the Company's Year 2000 effort will be expensed as incurred. The Company's final evaluation of total costs has been determined to be approximately $1 million for external services, upgrades and other compliance related expenditures. Should these estimates prove to be correct, it is believed that the expense will not have a material impact on its business, operating results or ongoing operations resulting from Year 2000 issues.

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

ITEMS 1-5      Not Applicable.

ITEM 6.        Exhibits and Reports on Form 8-K.

     A.        Exhibits

               No. 10.23 Loan and Security Agreement
               No.  27.1 - Financial Data Schedule

     B.        Reports on Form 8-K

               Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Natural MicroSystems Corporation

Dated: August 11, 1999              By: /S/ Robert P. Schechter
                                        --------------------------------
                                    Robert P. Schechter
                                    President and Chief Executive Officer
                                    And Chairman of the Board of Directors

Dated: August 11, 1999              By: /S/ Robert E. Hult
                                        --------------------------------
                                    Robert E. Hult
                                    Senior Vice President of Finance and
                                    Operations, Chief Financial Officer
                                    and Treasurer

                       Natural MicroSystems Corporation
                                 Exhibit Index


Exhibit No.    Title                                                            Page
  10.23        Loan and security agreement between Silicon Valley Bank and        17
               Natural Microsystems Corporation dated May 14, 1999.
   27.1        Financial Data Schedule                                            43