Form 10-Q
period 1999-09-30
NATURAL MICROSYSTEMS CORP
filed 1999-11-15
CIK 915866

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 1999

Commission File Number 0-23282

Natural MicroSystems Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2814586

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Crossing Boulevard, Framingham, Massachusetts                                         01702

(Address of principal executive offices)                             (Zip Code)

(508) 620-9300

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

YES [ X ]                NO [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,196,964 shares of Common Stock, $.01 par value, outstanding at October 31, 1999.

The Index to Exhibits appears on Page 16   Total Number of Pages with Exhibits: 1

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION		Page

	Item 1. Financial Statements and Notes
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statements of Cash Flow	5
		Notes to Consolidated Financial Statements	6 - 8

	Item 2. Management's Discussion and Analysis of
		Financial Condition and Results of Operations	9 - 14

PART II	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	15

Natural MicroSystems Corporation
Condensed Consolidated Balance Sheet
(In $000's)
ASSETS	September 30, 1999 (unaudited)	December 31, 1998

Current assets:
Cash and marketable securities	$ 20,135	$ 17,922
Accounts receivable, net of allowance for uncollectable
accounts of $1,446 and $779, respectively	11,233	17,224
Inventories	6,832	9,773
Prepaid expenses and other current assets	5,224	6,599

Total current assets	43,424	51,518

Property and equipment, net of accumulated
depreciation of $11,914 and $8,376, respectively	13,910	13,981
Other long-term assets	8,522	9,214
Goodwill, net	3,705	3,925

Total assets	$ 69,561	$ 78,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	4,670	5,662
Accrued expenses and other liabilities	8,631	7,592
Current portion of long-term obligations	96	73

Total current liabilities	13,397	13,327

Long-term obligations, less current portion	32	158

Stockholders' equity	56,132	65,153

Total liabilities and stockholders' equity	$ 69,561	$ 78,638

The accompanying notes are an integral part of these consolidated financial statements

Natural MicroSystems Corporation
Condensed Consolidated Statements of Operations
(In $000's except share and per share data )
(Unaudited)

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	1999	1998	1999	1998

Revenues	$ 20,276	$ 20,611	$ 54,462	$ 59,054
Cost of revenues	8,080	7,678	21,658	20,373

Gross profit	12,196	12,933	32,804	38,681

Operating expenses:
Selling, general and administrative	9,778	7,975	28,952	21,444
Research and development	5,841	5,132	17,152	14,327
Provision for uncollectable receivable				2,500

Total operating expenses	15,619	13,107	46,104	38,271

Operating income (loss)	(3,423)	(174)	(13,300)	410
Other income, net	120	265	173	719

Income (loss) before income taxes	(3,303)	91	(13,127)	1,129

Income tax expense (benefit)	(1,156)	31	(4,594)	395

Net income (loss)	$ (2,147)	$ 60	$ (8,533)	$ 734

Basic net income (loss) per common share	$ (0.19)	$ 0.01	$ (0.77)	$ 0.07

Weighted average shares outstanding	11,069,579	10,963,363	11,061,190	10,873,676

Diluted net income (loss) per common share	$ (0.19)	$ 0.01	$ (0.77)	$ 0.06

Weighted average shares outstanding	11,069,579	11,156,109	11,061,190	11,452,343

The accompanying notes are an integral part of these consolidated financial statements

Natural MicroSystems Corporation
Condensed Consolidated Statements of Cash Flow
(In $000's)
(Unaudited)

	For the Nine Months Ended September 30,
	1999	1998

Cash flow from operating activities:
Net income (loss)	$ (8,533)	$ 734
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,723	3,766
Provision for bad debts	1,178	291
Deferred tax asset	348
Gain (loss) on sale of marketable securities	43	(2)
Changes in assets and liabilities:
Accounts receivable	4,417	1,410
Inventories	2,795	(380)
Prepaid expenses and other assets	1,302	(2,360)
Income tax receivable		125
Accounts payable	(896)	151
Accrued restructuring charges	(1,270)
Accrued expenses and other liabilities	2,525	(4,017)

Cash provided by (used in) operating activities	6,632	(282)

Cash flow from investing activities:
Additions to property and equipment	(3,812)	(6,473)
Additions to goodwill	(515)	(1,875)
Additions to license agreements	(29)	(401)
Purchases of marketable securities	(15,462)	(6,354)
Proceeds from the maturity of marketable securities	12,724	24,071
Investment in convertible debentures		(3,000)
Other investing activities	(5)	16

Cash (used in) provided by investing activities	(7,099)	5,984

Cash flow from financing activities:
Repurchase of common stock	(1,058)
Payments of refundable advances	(115)	(79)
Proceeds from issuance of common stock, net of
issuance costs	882	2,002
Non-statutory stock options		3

Cash (used in) provided by financing activities	(291)	1,926

Effect of exchange rate changes on cash	321	155
Net (decrease) increase in cash and cash equivalents	(437)	7,783
Cash and cash equivalents, beginning of period	12,024	6,317

Cash and cash equivalents, end of period	$ 11,587	$ 14,100

The accompanying notes are an integral part of these consolidated financial statements

Natural MicroSystems Corporation

Notes to Condensed Consolidated Financial Statements

A.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of income, operations and cash flow for the three month and nine month periods ending September 30, 1999 and 1998 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1998.

B.       STOCKHOLDERS' EQUITY: (In $000's)

						Accumulated Other Comprehensive Income (loss)	Total
	Common Stock		Additional Paid-in Capital
				Accumulated Deficit	Treasury Stock
	Shares	Amount

Balance at December 31, 1998	11,018	$ 110	$ 67,585	$ (2,494)		$ (48)	$ 65,153

Exercise of common	103	1	645				646
stock options

Employee stock purchase plan	54	1	235				236

Stock repurchase	(100)				(1,058)		(1,058)

Net loss				(8,533)			(8,533)
Foreign currency						(312)	(312)
translation adjustment

Balance at September 30, 1999	11,075	$ 112	$ 68,465	$ (11,027)	$ (1,058)	$ (360)	$ 56,132

C.      INDEBTEDNESS

The Company established a new $7.5 million bank line of credit for working capital purposes effective May 14, 1999. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. The Company is subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. As of September 30, 1999 the Company is currently compliant with all covenants under the line, and there are no amounts currently outstanding. This agreement is subject to renewal on May 13, 2000.

D.      EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earning per share (EPS) computations for net income (loss). The shares outstanding calculation for the three months and nine months ended September 30, 1999 do not include 2,852,285 anti-dilutive shares:

	Three months ended September 30, 1999

	Income	Shares	Per Share
(In $000's except per share data)	(loss)		Amount

Basic EPS (income available to all shareholders)	$ (2,147)	11,070	$ (0.19)
Effect of dilutive securities (stock options)

Diluted EPS (income available to common
stockholders + assumed conversions)	$ (2,147)	11,070	$ (0.19)

	Three months ended September 30, 1998

	Income	Shares	Per Share
(In $000's except per share data)	(loss)		Amount

Basic EPS (income available to all shareholders)	$ 60	10,963	$ 0.01
Effect of dilutive securities (stock options)		193

Diluted EPS (income available to common
stockholders + assumed conversions)	$ 60	11,156	$ 0.01

	Nine months ended September 30, 1999

	Income	Shares	Per Share
(In $000's except per share data)	(loss)		Amount

Basic EPS (income available to all shareholders)	$ (8,533)	11,061	$ (0.77)
Effect of dilutive securities (stock options)

Diluted EPS (income available to common
stockholders + assumed conversions)	$ (8,533)	$ 11,061	$ (0.77)

	Nine months ended September 30, 1998

	Income	Shares	Per Share
(In $000's except per share data)	(loss)		Amount

Basic EPS (income available to all shareholders)	$ 734	10,874	$ 0.07
Effect of dilutive securities (stock options)		578

Diluted EPS (income available to common
stockholders + assumed conversions)	$ 734	11,452	$ 0.06

E.      INVENTORIES

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories, as of September 30, 1999 and December 31, 1998 were comprised of the following:

	September 30,	December 31,
(In $000's)	1999	1998

Raw materials	$ 589	$ 967
Work in Process	3,245	5,747
Finished goods	2,998	3,059

	$ 6,832	$ 9,773

F.       SEGMENT INFORMATION

The following table presents the Company's revenues and operating income by geographic segment:

(In $000's)	Three Months ended		Nine Months ended
	September 30,		September 30,

	1999	1998	1999	1998

Revenues
North America	$ 15,363	$ 15,475	$ 39,534	$ 43,513
Europe	3,118	2,839	10,070	8,225
Other	1,795	2,297	4,858	7,316

Total revenues	$ 20,276	$ 20,611	$ 54,462	$ 59,054

Operating Income (loss)
North America	$ (2,864)	$ (485)	$ (12,021)	$ (1,682)
Europe	(567)	(281)	(1,293)	(1,011)
Other	8	592	14	3,103

Total operating income (loss)	$ (3,423)	$ (174)	$ (13,300)	$ 410

G. COMPREHENSIVE INCOME

The following table represents the Company's comprehensive income for the stated periods.

(In $000's)	Three Months ended		Nine Months ended
	September 30,		September 30,

	1999	1998	1999	1998

Net income (loss)	$ (2,147)	$ 60	$ (8,533)	$ 734
Other comprehensive income (loss) Items:
Foreign currency translation adjustment	(78)	295	(312)	230

Comprehensive income (loss)	$ (2,225)	$ 355	$ (8,845)	$ 964

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Natural MicroSystems Corporation designs, manufactures and markets integrated hardware and software products which enable its customers to develop and implement high-value telecommunications solutions that operate globally. The Company's state-of-the-art technologies are based on open, standards-based, PC platforms, collectively referred to as Open TelecommunicationsTM. Use of these state-of-the-art hardware and software products, combined with the Company's consulting and support services, enable customers to shorten time to market for computer telephony systems including Internet/IP voice and fax systems, web-enabled call centers, network-based enhanced services, integrated voice response (IVR), speech recognition, wireless, SS7, and CompactPCI. Specific examples of these applications include long distance least-cost routing and bypass, cellular and other wireless switching services, telephone banking, medical alert and prescription services, hotel and hospital information systems, transaction card authorization, telemarketing, help desks, school bulletin boards, security monitoring, and automated operator services.

Results of Operations

Revenues
Revenues of $20.3 million for the three months ended September 30, 1999, decreased 1.6% percent from $20.6 million for the three months ended September 30, 1998. Revenues of $54.5 million for the nine months ending September 30, 1999 decreased 7.8% from $59.1 million for the nine months ended September 30, 1998. The decreases from 1998 to 1999 were the result of lower sales volume in North America, Asia and Latin America partially offset by higher European and service contract revenues.

Revenues from customers located outside of North America of $4.9 million for the three months ended September 30,1999 decreased 4.3% from $5.1 million for the three months ended September 30, 1998 and represented 24.2% and 24.9% of total revenues, respectively. Revenues from customers located outside of North America of $14.9 million for the nine months ended September 30, 1999 decreased from $15.5 million for the nine months ended September 30, 1998, and represented 27.4% and 26.3% of total revenues, respectively. The decrease in revenues for 1999 over 1998 was due to lower sales in North and Latin America, stagnant sales in Asia, partially offset by increased sales in Europe.

Cost of Revenues
Cost of revenues of $8.1 million for the three months ended September 30, 1999 increased 5.2% from $7.7 million for the three months ended September 30, 1998, and represented 39.9% and 37.3% of total revenues, respectively. The increase is directly related to expenses incurred for investment in the services and manufacturing departments. Cost of revenues of $21.7 million for the nine months ended September 30, 1999 increased 6.3% from $20.4 million for the nine months ended September 30,1998 and represented 39.8% and 34.5% of total revenues, respectively. Investment in the service and manufacturing departments were also responsible for the overall increase.

Selling, General and Administrative
Selling, general and administrative expenses of $9.8 million for the three months ended September 30, 1999 increased 22.6% from $8.0 million for the three months ended September 30, 1998 and represented 48.2% and 38.7% of total revenues, respectively. These increases were due to costs associated with increased selling activities in Japan, China, Spain and Italy, as well as increased expenditures for international marketing, service administration and marketing programs. The Company expects that its selling, general and administrative expenditures will vary as a percentage of product revenues in future periods.

Selling, general and administrative expenses of $29.0 million for the nine months ended September 30,1999 increased 35.0% from $21.4 million for the nine months ended September 30, 1998 and represented 53.2% and 36.3% of revenues, respectively. These increases were due to an increase in both the sales and development support personnel in both the European and Asian markets.

Research and Development
Research and development expenditures of $5.8 million for the three months ended September 30, 1999 increased 13.8% from $5.1 million for the three months ended September 30,1998, and represented 28.8% and 24.9% of total revenues, respectively. The increases were due to increased personnel and development project related costs related to IP Telephony functionality and software tools. Research and development expenditures of $17.2 million for the nine months ended September 30, 1999 increased 19.7% from $14.3 million for the nine months ended September 30, 1998, and were 31.5% and 24.3% of total revenues, respectively. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of product revenues in future periods.

Provision for Uncollectable Receivable
The Company recorded a provision against a trade receivable in 1998 from a customer that abruptly ceased operations in April of that same year.

Restructuring Charges
During the last quarter of the Company's fiscal year, in an effort to create efficiencies and manage its business more effectively a restructuring was implemented. The balance of accrued restructuring charges at of the beginning of the year amounted to $3.0 million. The Company has paid $247,000 during the current quarter and $1.3 million in 1999, leaving approximately $1.7 million in accrued charges outstanding. The Company expects to have these charges paid by June 30, 2000. Additionally, the Company experienced more favorable terms than anticipated in the termination of existing lease commitments pertaining to its new corporate office space. These savings, however, were offset in the same reporting period by other restructuring charges related to a reduction in force of certain executives.

Operating and Net Income (Loss)
As a result of the foregoing, operating income (loss), for the three months ended September 30, was ($3.4) million and ($174,000) for 1999 and 1998, respectively. Net income (loss) was ($2.1) million and $60,000 for the same periods, respectively. Operating income (loss) for the first nine months ended September 30, was ($13.3) million and $410,000 for 1999 and 1998, respectively. Net income (loss) for the nine months ended September 30, was ($8.5) million and $734,000 for 1999 and 1998, respectively.

Income Tax Expense (Benefit)
Income tax expense (benefit), for the three months ended September 30, was ($1.2) million and $31,000 for 1999 and 1998, respectively. Income tax expense (benefit), for the nine months ended September 30, was ($4.6) million and $395,000 for 1999 and 1998, respectively. Income tax expense is based on an effective tax rate which differed from the U. S. Federal statutory rate primarily due to state and foreign income taxes and income tax credits. The Company's current effective tax rate is 35.0%, on a worldwide basis. For U.S. federal income tax purposes the Company has net operating loss carryforwards available to reduce income of approximately $3.5 million at December 31, 1998. These carryforwards will begin to expire in 2004. Utilization of net operating loss carryforwards are subject to an annual limitation of approximately $1.0 million under Internal Revenue Code Section 382. In addition, ViaDSP, a wholly owned subsidiary, has net operating loss carryforwards available to reduce future income of approximately $1.6 million at December 31, 1998. These carryforwards are subject to annual limitations of approximately $402,000 under Internal Revenue Code Section 382 and will be available to reduce future taxable income of ViaDSP only. The Company continuously re-evaluates the recoverability of its deferred tax asset. The amount of the deferred tax asset considered realizable could be significantly or completely reduced if income is not generated in the near term periods. Although realization is not assured, management believes it is more likely than not the net deferred tax asset will be realized. The Company will continue to assess the valuation of the deferred tax asset each quarter.

Other Income (Expense), Net
Other income, net for the three months ended September 30, 1999 and 1998 was $120,000 and $265,000, respectively. Other income, net for the nine months ended September 30, 1999 and 1998 was $173,000 and $719,000 respectively. The decrease in both periods was due to a combination of both foreign exchange losses and lower cash balances.

Liquidity and Capital Resources
Cash provided by (used in) operations for the nine months ended September 30,1999 and 1998 was $6.6 million and ($282,000) respectively. Cash provided by operations in 1999 was largely due to reductions in inventory and accounts receivable generated through better collection rates, improved inventory management and increases in accrued expenses. Cash was used in operations during 1998 through decreased accrued expenses, prepaid expenses and other assets and liabilities.

Cash (used in) provided by investing activities for the nine months ended September 30, 1999 and 1998 was ($7.1) million and $6.0 million, respectively. During 1999, $3.8 million was utilized to purchase property and equipment. An additional $515,000 was used for additions to goodwill associated with the acquisition of Teknique, Inc. In 1998, cash of $6.5 million was used for purchases of property and equipment and $401,000 was invested in license agreements to support new product offerings.

Cash (used in) provided by financing activities for the nine months ended September 30, 1999 and 1998 was ($291,000) and $1.9 million, respectively. During August 1999, $1.1 million was utilized to repurchase a portion of the Company's own outstanding common stock. In both years cash proceeds were from the issuance of common stock upon the exercise of common stock options as well as the employee stock purchase plan.

Current assets at September 30, 1999, were $43.4 million, 15.7% less than current assets of $51.5 million at December 31, 1998. Current liabilities at September 30, 1999 were $13.4 million, 0.5% more than current liabilities of $13.3 million at December 31, 1998. Higher accrued expenses and other liabilities partially offset by a decrease in accounts payable accounted for the increase in liabilities in 1999.

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

Repurchase of Common Stock

On July 30, 1999, the Board of Directors authorized the Company to repurchase up to 400,000 shares of its own common stock over the next 12 months. The timing and amount of shares repurchased will be determined by the Company's management and will be based on its evaluation of market and economic conditions. The Company took advantage of favorable stock prices and sufficient cash reserves to purchase 100,000 shares of its common stock for $1.1 million during the month of August. This common stock will be utilized for the Company's current employee stock purchase program, stock option plans and for general corporate purposes.

Recent Accounting Pronouncements
In December 1998, the AICPA issued Statement of Position No. 98-9, "Modification of SOP no. 97-2, Software Revenue Recognition, with Respect to Certain Transactions " ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. Also, the provisions of SOP 97-2 that were deferred by SOP 98-4 will continue to be deferred until the date 98-9 becomes effective. The Company does not expect the adoption of 98-9 will have a significant impact on the Company's results of operations or financial position.

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

The Company has been pursuing its Year 2000 compliance program in accordance with the following five phases: (1) conduct an inventory to determine all potential Year 2000 problem areas having a material impact on the Company; (2) prioritize the identified Year 2000 problem areas; (3) formally test or assess material items for Year 2000 readiness; (4) repair or replace material items determined not to be Year 2000 compliant; and (5) design and implement a contingency and business continuation plan for any reasonably likely worst case scenarios that the Company becomes aware of.

The Company has tested 100% of its major product offerings and 80% of its legacy products. The Company does not plan to test any additional products. All current major Company product offerings are already Year 2000 compliant. Certain older legacy products, which the Company no longer sells, may not be Year 2000 compliant. The Company has published the specific Year 2000 compliance status of NMS' products on its external web site. The Company has addressed this issue of legacy products by publishing in this external web site that certain of these products may not be Year 2000 compliant, and that each customer who purchased these products should test, repair and/or replace any of these products if they are still in use.

The Company's enterprise-wide business system is the Company's primary internal management information system. This system is warranted to be Year 2000 compliant by the vendor. The Company believes that its internal systems and equipment will not pose a significant operational problem from a Year 2000 standpoint. All information technology production servers have been upgraded to date. Internal desktop computers have been tested and are in compliance with Year 2000 specifications to the extent that they may have a material affect on the Company.

The Company has verified the readiness of its suppliers by issuing questionnaires relating to Year 2000 issues. The Company has audited the responses of top tier suppliers and any other supplier which could have a material impact on the Company's operations. Where the Company believes that a particular supplier poses an unacceptable risk, the Company has identified an alternative source. The mailing of questionnaires to suppliers has been completed, and the Company has reviewed the responses. It has been determined that all the Company's major suppliers are Year 2000 compliant.

The Company has addressed the Year 2000 readiness of significant customers. On an on-going basis, the Company has been reviewing their publicly available published information relating to their Year 2000 status. The Company has not encountered any material concerns with its significant customers to date.

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

The Company has addressed concerns relating to its products, internal facilities and material relationships with third parties. At this time, the Company cannot assure that there will not be any material effect on the Company's business, results of operations or financial condition as a result of (i) products from third parties that have not become Year 2000 compliant or (ii) currently unknown information. However, the Company has been reducing its risks relating to the Year 2000 issue by implementing its Year 2000 program, and will develop contingency plans to any reasonably likely worst case scenario that it may become aware of.

Readers should be cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosure under the heading " Cautionary Statement" for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act.

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

Cautionary Statement
When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", " the company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risk factors are set forth in Part I of the Company's annual report on Form 10-K for the year ended December 31, 1998. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II - OTHER INFORMATION

ITEMS 1-5	Not Applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

A.	Exhibits
No. 27.1 - Financial Data Schedule

B.	Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Natural MicroSystems Corporation

Dated: November 15, 1999	By: /S/ Robert P. Schechter ___
Robert P. Schechter
President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: November 15, 1999	By: /S/ Robert E. Hult
Robert E. Hult
Senior Vice President of Finance and Operations, Chief Financial Officer and Treasurer

	Natural MicroSystems Corporation Exhibit Index

Exhibit No.	Title	Page

27.1	Financial Data Schedule	17