Form 10-K
period 1999-12-31
NATURAL MICROSYSTEMS CORP
filed 2000-01-26
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994 [NO FEE REQUIRED] For the transition period from _________ to _________

                          Commission File No. 0-23282

                       NATURAL MICROSYSTEMS CORPORATION
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                              04-2814586
                 --------                             -----------
(State or other jurisdiction of incorporation      (I. R. S. employer
          or organization)                       identification number)

       100 Crossing Boulevard,
       Framingham, Massachusetts                         01702
  -----------------------------------                    -----
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X     NO ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

As of January 21, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $547.5 million, based on the closing price on such date of the registrant's Common Stock on the NASDAQ National Market. As of January 21, 2000, 12,777,327 shares of Common Stock, $.01 par value per share were outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement relating to the 2000 Annual Meeting of Stockholders of the registrant are incorporated into Part III of this Form 10-K.

The exhibits listed in the accompanying Exhibit Index beginning on page 57 are filed or incorporated by reference as part of this Form 10-K.

                            EXHIBIT INDEX ON PAGE 57

The following are trademarks and trade names of the company indicated.

CT Access, Fusion, Natural Access, Natural Call Control, Convergence Generation, NaturalEdge, NaturalFax, Open Telecommunications, QWES, QWES.com and PolicyPoint are trademarks; Alliance Generation is a registered trademark; and Natural MicroSystems is a trade name of the registrant. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

This Form 10-K, future filings of the registrant, press releases of the registrant and oral statements made with the approval of an authorized executive officer of the registrant may contain forward-looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 1, "Business - Forward-Looking Information" and "Business - Risk Factors," which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

References in this Form 10-K to the "Company," the "registrant," "we," "our" and "us" refer to Natural Microsystems Corporation and its subsidiaries.

                                    PART I

Item 1.  Business.
         ---------

Overview

   We provide enabling technologies to the world's leading suppliers of networking and communications equipment. Our customers incorporate our software and hardware products and technologies into their solutions in order to enable service providers and enterprises to rapidly and cost-effectively deploy data, voice and fax applications and enhanced services in converged networks.

   Our products, which use technologies including digital signal processing, media processing, signal protocol processing, switching and packet classification, are essential components in networking and communications equipment deployed in the wireline and wireless Internet and PSTN. We also provide our customers with software development tools and systems architecture and engineering design services. These products, tools and services facilitate the rapid creation and deployment of enhanced services and applications while conforming to the high quality, availability, scalability and manageability required in service provider networks. Our products and technologies are compliant with open industry standards to insure interoperability and compatibility, and leverage mass-market components, such as general purpose microprocessors, digital signal processors and operating system software. We use the term Open Communications to describe products that share these characteristics.

   Demand for our solutions arises from the explosive growth in data traffic coupled with the need of networking and communications system vendors and service providers to bridge the gap between the IP network and the PSTN. In addition, deregulation and the emergence of new service providers, coupled with rapid technological changes and increasing competition, has led these system vendors to purchase subsystems and enabling technologies from outside suppliers, such as Natural MicroSystems. Our products and enabling technologies help our customers achieve a reduced time to market and allow them to focus their development efforts on new service creation and next generation infrastructure.

   Our products and solutions target applications in five market segments: IP telephony, differentiated IP service provisioning, enhanced services, wireless network infrastructure and enterprise applications. We target original equipment manufacturers, system suppliers and other strategic customers in these market segments and seek to provide them with essential enabling components for their system offerings. To date, our solutions have been deployed in over 40 countries and our customers include leading vendors such as Alcatel, Clarent, Comverse, Ericsson, Lucent, Motorola, Nortel, Siemens and Teradyne.

Industry Background

   The networking and communications industries have experienced dynamic change and rapid growth over the past few years. These changes have led to growing challenges for both service providers as well as networking and communications equipment vendors. These trends are expected to continue. The primary factors driving this change and growth include those described below.

   Explosive growth in data communications traffic. The increasing use of the Internet has led to an explosive growth in data communications traffic. This growth has been fueled by the increasing number of users of the Internet, the increased use of electronic mail, the transmission of multimedia content and the increased volume of information retrieved from the Internet. According to International Data Corporation, the number of users of the Internet is expected to grow from 142 million at the end of 1998 to 500 million in 2002. In addition, organizations are increasingly using the Internet to communicate with customers and partners. These business-to-business e-commerce transactions are further contributing to the surge in data traffic. This growth in data traffic is placing huge strains on the traditional PSTN, creating the need for new types of networking equipment.

   Service provider deregulation and competition. Global deregulation and rapid technological advances have resulted in the emergence of many new communications service providers, thereby increasing competition within the communications market, lowering prices and accelerating the development of innovative new services to attract and retain customers. This environment is forcing service providers to differentiate themselves by offering new services. Many of these service providers are using packet technologies to gain a competitive advantage through the lower cost of deployment, operation and expansion of networks and rapid implementation of these new services. IP telephony, differentiated IP service provisioning, customer interaction center/web integration and unified messaging are examples of such services.

 Structure and Evolution of Communications Networks

   Network components. There are three fundamental components of communications networks. The first component is the medium over which the communications signal is transmitted, such as conventional copper wires, fiber optic cable or radio waves. The second component is signaling, switching and other devices that create and manage the transmission of signals. The third component is standards or protocols that provide agreed languages that permit the various signaling, switching and other devices to communicate with one another. For example, the PSTN includes telephone lines, which transmit signals incorporating both the sound or data being communicated and the signals that route and manage the communication; telephones, switches, amplifiers and other devices that create, route, amplify and reproduce the signals; and numerous industry and country protocols governing the transmission and routing of the signals and the management of the network.

   Principal public communications networks today include the PSTN and the Internet. Although each network is based on a distinct architecture, both the PSTN and the Internet require sophisticated equipment to transmit, route and manage communications and protocols that permit the equipment to communicate with other equipment between and within networks.

   Convergence of voice and data. Historically, voice and data communications have been transmitted and managed on separate networks, each with distinct technologies, standards and protocols. Traditional telephone systems require that a dedicated connection, or circuit, be established and maintained for the duration of a call in order to transfer voice or data. Dedicated connections result in the poor use of bandwidth since no traffic travels through the circuit when users are silent, which can account for a significant amount of time during a transfer. IP networks differ fundamentally from circuit-switched networks in that the packet network's resources and infrastructure can be shared simultaneously by several users and bandwidth can be flexibly allocated. Packet-based communications systems format the information to be transmitted, like e-mail, voice, fax and data, into a series of shorter digital packages of information called "packets." Each of these packets is then transmitted over the network and is reassembled as a complete communication at the receiving end. IP networks offer a number of advantages over circuit-switched networks. Rather than requiring a dedicated circuit for each individual call, IP networks commingle packets of voice, fax and data from several communications sources on a single physical link, providing superior utilization of network resources. Additionally, this integration of voice and data communications makes possible an enrichment of services and an entire range of new, value-added applications.

   Standards and protocols. IP and circuit-switched networks, deployed by service providers across multiple geographies, rely on an array of standards and protocols for communicating information among switches and other devices. The PSTN requires basic signaling software protocols such as

ISDN and SS7 in order to ensure that calls from one network to another are transmitted correctly. Similarly, the IP network requires a set of standards and protocols to route information correctly. For example, these standards include H.323 for the transmission of voice signals in an IP network. While these networks and protocols are distinct today, communications equipment vendors are striving to build equipment that enables the interconnection and interoperability of the different networks, protocols and standards.

   Interoperability. The evolution of the packet-based network combined with the extensively deployed circuit-switched network creates the need for interoperability. Interoperable communications components can interconnect and work with both circuit and packet networks. Complete interoperability of these networks presents significant challenges. The PSTN, which consists of approximately 1.2 billion telephones worldwide, contains a large number of signaling protocol variants. The Internet utilizes a small number of open protocols. Many of these are still being defined and implemented by standards bodies and leading vendors. Interoperability requires the ability to execute all of the associated protocol variants, as well as the ability to process the data from its source to its destination format.

Market Needs

   The explosive increase in data traffic, heightened competition, the need for network interoperability and the emergence of converged network infrastructures are causing service providers and enterprises to deploy new enhanced services and applications in order to compete more effectively. In addition, the increasing use of packet networks, which must interoperate with existing networks, requires network equipment and applications that can operate in both packet and circuit networks. Service providers require that their packet networks have the high levels of quality, availability, scalability and manageability traditionally associated with circuit networks. Finally, the emerging packet networks can support completely new enhanced services and applications, but only with new technologies such as traffic classification and bandwidth management.

The Natural MicroSystems Solution

   We provide enabling technologies to the world's leading suppliers of networking and communications equipment. Our customers incorporate our software and hardware products and technologies into their solutions in order to enable communications service providers and enterprises to rapidly and cost-effectively deploy data, voice and fax applications and enhanced services in converged networks. Our products, which utilize technologies including digital signal processing, media processing, signal protocol processing, switching, and packet classification, are essential components in networking and communications equipment deployed in the wireline and wireless Internet and PSTN. We also provide our customers with software development tools and systems architecture and engineering design services. These tools and services facilitate the rapid creation and deployment of enhanced services and applications while conforming to the high quality, availability, scalability and manageability required in service provider networks. Our products and technologies are compliant with open industry standards to insure interoperability and compatibility, and leverage mass-market components, such as general purpose microprocessors, digital signal processors and operating system software.

   Our products and services enable our customers to:

   Reduce time to market. Our products, technologies and services are designed to help reduce our customers' product development cycles, enabling them to deliver their products to market more quickly, capture greater market share and compete more effectively. Service providers and enterprises, in turn, can deploy enhanced services and applications more quickly.

   Provide for network interoperability. Our knowledge of emerging Internet and established PSTN protocols facilitates the deployment of our solutions across diverse networks. As new network deployments are increasingly IP-based, our products allow connectivity and interoperability with the PSTN. Our customers rely on us to assist them in the deployment of their products in networks worldwide.

   Meet carrier class requirements. Our products are designed to deliver the high quality, availability, reliability, scalability and manageability required in service provider networks. These, combined with our solutions for network interoperability, enable the deployment and scaling of enhanced services and applications across diverse network infrastructures. We provide an easy-to-use open development environment that allows our customers to develop differentiated systems and solutions for the converged network. In addition, this capability facilitates upgrades and enhancements to deployed network systems, reducing the life-cycle cost of ownership.

   Create and deploy enhanced services. We provide the foundation for the creation and deployment of enhanced services, such as unified messaging, in both the IP network and the PSTN environments. Our products and technologies enable the delivery of differentiated packet services, including service provisioning and traffic classification based on application type and per-flow metering. This capability enables equipment vendors, service providers and enterprises to build new classes of enhanced services and applications.

Strategy

   Our objective is to be the leading provider of enabling technologies to the premier networking and communications systems original equipment manufacturers addressing converged network solutions. The following are key elements of our strategy:

   Focus on high growth market segments. We believe that our technologies, products and services are critical to several high growth market segments. We focus our technology, sales and marketing resources on the following five market segments:

                                            Examples of Applications
                                 -----------------------------------------------
        Market Segment                 Existing                Emerging
-------------------------------  --------------------- -------------------------
IP telephony                     IP voice gateways     IP media servers

Differentiated IP service        Internet access       Guaranteed service levels
 provisioning                                          for voice and e-commerce

Enhanced services                Prepaid and debit     Unified messaging
                                 card calling services

Wireless network infrastructure  Analog cellular       Wireless Internet
                                 services

Enterprise applications          Voicemail             Customer interaction
                                                       centers/web integration

   Extend our technology leadership. We invest heavily in developing enabling technologies that are essential to providing high performance voice, data and fax transmission over and connectivity to both packet and circuit networks. We provide products and technologies essential to the creation and deployment of enhanced services on converged networks. We have assembled a team of approximately 250 engineers and technical personnel who are currently dedicated to this market. Over our 17 years of experience, we have developed significant expertise in digital signal processing software, media stream protocol processing, global network interface and protocol technologies and a comprehensive software development environment. We intend to continue to invest in our technological expertise through in-house development and strategic acquisitions.

   Strengthen and expand relationships with strategic customers. Our strategy is to establish and maintain long term working relationships and to sell our products and services to leading original equipment manufacturers in the networking and communications industries. We dedicate over 130 sales and technical services personnel to approximately 100 networking and communications systems vendors worldwide. We also target emerging companies addressing high growth markets. We use indirect channel partners to reach a broader market. By focusing on leading equipment manufacturers with large volume potential, we believe that we reach the largest portion of our potential customer base while minimizing the costs and complexity of our marketing efforts. These customer relationships also provide us with multiple sales opportunities across our customers' product lines. We work closely with our customers to design our software and hardware solutions into their products and use consulting and support services to facilitate and reinforce these relationships. By working with leading customers early in their product design and development stages, we gain valuable insights into future industry requirements and trends.

   Broaden our product offering. We believe that breadth of product line is one of the principal attributes that equipment manufacturers consider in selecting suppliers of enabling technology. We offer a broad selection of enabling technologies for networking and communications equipment vendors, and we intend to continue to broaden our product offering. For example, in December 1999 we acquired QWES.com, Inc., the developer of PolicyPoint, an enabling technology for differentiated packet-based services. Our strategy is to continue to expand our product offerings, both by internal development and acquisitions.

   Support open architecture and drive evolving standards. We will continue to support open architectures, allowing developers of high performance, high value applications to utilize standards-based products or components. This will in turn reduce development time and enable customers to take advantage of advances made in complementary technologies. Our products are accessible to developers and allow them, through the use of our software development environment, to develop software and algorithms for their products. We have a record of developing and promoting open industry standards and intend to continue our leadership role.

   Strengthen customer relationships through consulting and support services. Our consulting and support services extend from initial product conception and design through implementation, field trial and deployment. These fee-based service relationships increase our visibility to our customers and facilitate the design-in process while providing us with insight into future market requirements.

Products and Services

   The principal functions addressed by our products include connectivity to communications networks, call processing, real-time media processing, and media stream protocol processing. These capabilities are accessed through a series of application programming interfaces that expose the hardware and firmware functions to the developer for the purpose of creating an application or system.

   Our products are developed for global markets and allow customers to integrate their applications and systems into the IP network and the PSTN. Our products are compatible with signaling protocols and are approved for use in many countries. In order to have a presence in the fastest growing and largest international markets, we use our technological expertise, open architecture, and familiarity with international regulatory requirements to obtain the approvals required for use of our products in principal foreign markets. Our products have been incorporated into products sold to end users in over 40 countries.

   Our products are open, accessible, standards-based, layered, network protocol- and operating system-independent, modular and scalable. These features offer developers significant reduction in time and effort when developing sophisticated applications and systems.

   Convergence Generation. The Convergence Generation product family, currently in field trials, consists of software and hardware components configured specifically for convergence-centric systems and applications. This product family is designed for an Intel StrongARM co-processor and Texas Instruments
(TI) C54x family of digital signal processors. We believe the architecture is extensible to hundreds of ports per slot and capable of integrating high-density IP network and PSTN interfaces including T3 and OC-3. We believe this product family offers the best price performance for converged network solutions such as IP telephony gateways and IP media servers.

   PolicyPoint. The PolicyPoint product family, currently in field trials, consists of software and hardware components that provide reliable, cost-effective, predictable and consistent transport of voice, video and data over packet networks. The product family is designed for the TI C6x family of digital signal processors and does not require a host processor. It provides connectivity to any ATM WAN while controlling network and application specific usage and performance. The PolicyPoint architecture offers a soft-ASIC capability that allows for the integration of additional WAN protocols including frame relay, point-to-point protocol, multi-protocol label switching and differentiated services. We believe the architecture is extensible to higher density LAN and WAN interfaces. We believe PolicyPoint's architecture delivers a compelling price performance advantage.

   Alliance Generation. The Alliance Generation is a proven product line with a field history of over eight years. It consists of software and hardware components configured to meet the needs of enterprise and enhanced services applications for circuit-switched environments. This product family is designed for an Intel x86 co-processor and TI C51 or TI C549 families of digital signal processors. The port densities offered range from 2 to 120 ports per slot and the Alliance Generation product line is differentiated from competition due to its unique extensibility. The product family enables systems to maximize resources, thereby reducing costs.

   Intelligent Networks/SS7. The Intelligent Networks/SS7 product family consists of software and hardware components that provide a complete suite of intelligent networking protocols for PSTN connectivity. The product family is designed for the Motorola 68xxx family of processors. It allows for a full implementation of the SS7 protocol stack with access at all layers and contains a set of switch-specific and high availability extensions that meet service provider requirements and facilitate worldwide deployment and interoperability.

   Natural Access Software. The Natural Access Software suite consists of CT Access with Natural Call Control, NaturalFax, ActiveAG, TAPI support, ISDN, Channel Associated Signaling and high availability extensions. This suite was designed as the development and run-time environment for the Alliance and Convergence Generation product families and provides for the rapid development of high performance, scalable applications. Natural Access allows developers, working with common programming languages and different programming models, independent of host platforms and operating systems, to implement applications and systems requiring communications functionality.

   The following table depicts our product families, capabilities and benefits:

                         Natural MicroSystems Products


   Product
   Family                        Capabilities                            Benefits
----------------------------------------------------------------------------------------------
  Convergence  Hardware Platform Specific:  Software Specific:  .Provides interoperability
  Generation   .Integrated PSTN and IP      .Programmable media with  circuit and packet-
               network  interfaces           streaming          switched  networks
               .Media stream protocol       .SNMP support       .Flexible media streaming
               processing                   .Hot-swap drivers   supports  new converged
                (flexible packet            .Hosting            enhanced  services
               processing)                  environment  for    .Integrates into carrier
                --Jitter buffer management  speech              grade  solutions
                --Low latency                technologies       .Maximizes system price
               .Digital Signal Processing   .Media support       performance
                --Echo cancellation          --Play/record      .Optimized platform for
                --Vocoding                   --Transcoding      speech  recognition and
                --Fax                                           text-to-speech
                --Conferencing                                   applications
               .PSTN Interface
                --Worldwide signaling
                 .ISDN
                 .Channel associated
               signaling
               .IP Interface
                --Ethernet
               .Low power consumption
               .Low host-processor
               utilization

-----------------------------------------------------------------------------------------------
  PolicyPoint  Hardware Platform Specific:  Software Specific:  .Enables service level
               .Integrated LAN and WAN      .Bandwidth shaping  guarantees  for
               network  interfaces           --Wirespeed packet differentiated IP
               .WAN Interface                 classification    applications
                --T1/E1                      --Fine granularity .Provisioning of premium
               .LAN Interface                 discrimination    IP  services
                --10/100-BaseT Ethernet      --LAN to WAN       .Integrates with existing
               .Standalone operation          bandwidth          management systems
               .Integrated CSU/DSU            management and    .Lowers deployment and
                                              bounds delay       maintenance costs
                                             --Per flow
                                            metering
                                            .Remote management
                                             --SNMP support
                                             --Web-based
                                              provisioning
                                             --In-field
                                            software   upgrades
                                            .Routing support
                                            .Software
                                            programmable  WAN
                                            protocol
                                             --ATM

-----------------------------------------------------------------------------------------------
  Alliance     Hardward Platform Specific:  Software Specific:  .Allows for PBX
  Generation   .Digital Signal Processing   .SNMP support       integration
                --Echo cancellation         .Hot-swap drivers   .Provides interoperability
                --Vocoding                  .Hosting            with  circuit-switched
                --Fax                       environment for     networks  worldwide
                --Conferencing               speech             .Integrates into carrier
               .PSTN Interface              technologies        grade  solutions
                --Worldwide signaling       .Media support      .Maximizes system price
                 .ISDN                       --Play/record       performance
                 .Channel associated         --Transcoding      .Optimized platform for
               signaling                                        speech  recognition and
                 .Analog interfaces                             text-to-speech
                 .Station interfaces                             applications
               .Low power consumption
               .Low host-processor
               utilization
-----------------------------------------------------------------------------------------------

                                       9

   Product
   Family                      Capabilities                               Benefits
-----------------------------------------------------------------------------------------------
  Intelligent   Hardware Platform Specific:  Software Specific:  .Programmability allows
  Networks/SS7  .PSTN Interface              .Multiple layers    wireless  network
                 --T1/E1                      --MTP1-3           components to interact
                 --V.35                       --SCCP              with PSTN
                 --10-BaseT Ethernet          --TCAP             .Facilitates the creation
                                              --TUP              of  enhanced services
                                             .Fully redundant    platforms and
                                             .4-16 Links          applications
                                                                 .Hardware implementation
                                                                 enables  host to operate
                                                                 independently

----------------------------------------------------------------------------------------------
  Natural       Software development         Features:           .Development environment
  Access        environment:                 .Natural call       allows  for operational
  Software      .Alliance Generation         control             compatibility
                .Convergence Generation      .Access to global   .Simplifies development of
                .Windows NT                   signaling           switching and call
                .SPARC Solaris               protocols           processing  applications
                .Unixware                    .High availability  .Simplifies development of
                                             and  manageability   extensions to deployed
                                             .Point-to-point     systems
                                             switching
                                             .Configuration and
                                              installation
-----------------------------------------------------------------------------------------------

   Fusion. In addition, we market Fusion, a branded package incorporating several of our products. It is a scalable, high performance development platform for standards-based IP telephony solutions. Fusion provides a software development environment designed specifically for the creation of IP telephony gateway solutions. Fusion's modular architecture allows support for existing protocols such as the International Telecommunication Union's H.323 specification and a growing list of emerging protocols like Media Gateway Control Protocol (MGCP) and Session Initiation Protocol. Fusion enables developers to create application solutions with configurations from four analog ports to multiple T1s/E1s with no increase in latency or decrease in performance.

   Services and Customer Support. To complement our hardware and software products, we also offer consulting and support services. Our NaturalEdge Engineering Consulting Services include:

  . Systems architecture and engineering services that assist customers with all facets of product development, from concept definition to feasibility analysis to functional specifications;

  . Design consulting services that create working prototypes and provide a range of engineering services, including specifications and detailed project plans; and

  . Development and integration services that help customers develop value-added product features, extend product functionality, or migrate to newer technology while protecting investments in existing offerings.

In addition, as part of our NaturalEdge Global Support, we offer a variety of support programs ranging from NaturalEdge Web Support to Global On-Call Support, which provides support 24 hours a day, seven days a week.

Technology

   We offer high performance software and hardware component technologies for converged network solutions such as communications gateways and enhanced service platforms for IP, ATM, wireless and wireline communications networks. Our technology components include a flexible software architecture that allows our technology to be readily adopted by major communications equipment suppliers. Our technology is engineered to provide telecommunications quality and availability while leveraging the broad capabilities of mass-market computer platforms. Our software technology is available on board-level products for open computing platforms or as hardware reference designs for embedded applications and systems. To facilitate the development of specific solutions, we provide sample applications and demonstration programs. Our architecture includes software and hardware reference designs, as well as hardware and firmware implementations of these core technologies:

   Digital signal processing software and related compute engines. We base our solutions on high performance commercial digital signal processors integrated with proprietary technology to provide high density, scalable signal processing arrays.

   Media stream protocol processing. Our high performance packet processing digital signal processor firmware technology allows for the efficient support of media streams on IP and other packet networks and enhanced services platforms for packet networks.

   Global network interfaces and protocol technology. We offer many of the commonly used digital and analog telephony interfaces as well as Ethernet and T1/E1 WAN data interfaces. Our PSTN protocol technologies include all major channel-associated signaling variants and ISDN and SS7 signaling, as well as leading Voice-over-IP call control protocols such as H.323 and MGCP. Our interface and protocol technology allows us to rapidly obtain interoperability and approvals for new products in all major markets, and to efficiently respond to our customers' requirements for public network connections and approvals in other markets.

   Telecommunications switching technology. Our Natural Call Control call management software and our efficient hardware implementation of industry standard CTBus interfaces combine to provide an extremely flexible, scalable and cost-effective platform for telecommunications switching.

   Packet classification and queuing for differentiated IP servicing provisioning. Our packet classification and queuing technology supports differentiated quality of IP services using ATM and other wide area network protocols. The proprietary digital signal processor-based technology provides wire speed performance levels with the flexibility of a software-only approach.

   Flexible, high performance communications software and systems architecture. Our high performance software architecture minimizes the computational load on the host processors, freeing system resources for the use of our customers' applications while providing the highest possible capacity on any specific computing platform. The flexibility of our programming interface supports diverse customer software models and simplifies our customers' development efforts.

   Carrier class high availability technology. We deliver hot-swap enabled CompactPCI products and have established an industry leading software infrastructure to support carrier class deployments. We offer systems level software that extends system availability during component failures, system maintenance and upgrades.

Customers and Market Segments

   Our customers are primarily leading original equipment manufacturers. Our customers also include system integrators, communications service providers and international distributors in the networking and communications equipment industry.

   The table below is a representative list of our customers within each market segment, together with examples of applications in each segment. Each of these customers purchased at least $500,000 of our products and services in 1999.

                                       Market Segment


                                    Differentiated
                                      IP Service                              Wireless Network        Enterprise
                   IP Telephony      Provisioning      Enhanced Services       Infrastructure        Applications
                ------------------- --------------- ----------------------- --------------------- -------------------
Representative  Clarent             Clarent         Centigram               Ericsson              Alcatel
Customers       Lucent                              Comverse                Motorola              Aspect
                Nortel                                                                             Communications
                Siemens                                                                           Mitel
                                                                                                  Teradyne

---------------------------------------------------------------------------------------------------------------------

Examples of     . Programmable      . Bandwidth     . Unified messaging     . Modular wireless    . Customer
Applications     gateways            management                              base stations         interaction
                 for carriers                       . Billing/payment                              centers
                                    . Voice-over IP                         . Wireless data
                . Enterprise                        . One number/                                 . Messaging
                 communications                      "follow me"            . Mobile switching
                 servers                                                     centers              . Interactive voice
                                                    . Internet call waiting                        response
                . Emerging gateway                                          . Wireless local loop
                 opportunities such                 . E-commerce enablers
                 as cable and
                 DSL
---------------------------------------------------------------------------------------------------------------------


Sales and Marketing

   We focus our sales and marketing efforts on selling directly to approximately 100 leading suppliers of networking and communications systems. Customers targeted in our direct sales efforts are divided into three groups:

  . Strategic accounts, including large, multinational companies with multiple products, such as Lucent and Ericsson, each of which is served by a dedicated account team;

  . Major accounts, including original equipment manufacturers with discrete product lines; and

  .  Emerging accounts, including new entrants in high-growth markets.

   We intend to serve all other customers and prospects through indirect sales-channel partners. This focus allows us to use our resources on customers that offer us the largest revenue opportunities.

   Our sales and marketing organization consists of 90 employees in 18 sales offices worldwide, of which 9 are in the United States, 5 are in Europe and 4 are in Asia. During 1999, 27.4% of our revenues were from sales and services to customers based outside North America.

Research and Development

   We believe that the extension and enhancement of existing products, the development of new products and the support of joint product development activities are critical to our future success. During 1999, we spent $24.7 million, or 31% of our revenues, on research and development.

   Our current research and development is conducted by 166 employees located at our headquarters in Framingham, Massachusetts, and at our offices in Schaumburg, Illinois, Tustin, California and Le Plessis Robinson, France. Our current research and development is focused on developing emerging, high growth technologies, such as IP traffic management, IP telephony, SS7/IP network integration and wireless/IP network integration. Our product development investment is focused on bringing these technologies to market and on increasing scalability and performance, providing high availability through CompactPCI, hot swap and related technologies, and enhancing our software development environment to facilitate shorter development cycles for our customers and partners.

Manufacturing

   We outsource assembly of specific printed circuit boards to three ISO 9002 certified contract manufacturers, each of which is our sole source for the products it manufactures.

   We perform quality control and final testing of completed products at our Framingham facility, for which we received ISO 9002 certification in 1996. Since then, we have participated in all required processes and audits required to maintain this certification. The British Approvals Board for Telecommunications conducted its most recent audit in November 1999 and found no nonconformity.

   We seek to use industry-standard components for our products. Many of these components are generally available from multiple sources. However, we acquire certain custom integrated circuits and other devices which are components on one or more of our products from single-source suppliers. Although we believe we could develop other sources for each of these custom devices, the process could take several months.

Competition

   The market for our products is highly competitive. We have many competitors whose products compete with one or more of our products. We may also compete with our existing and potential customers' in-house development teams. Examples of our current competitors include the Dialogic division of Intel Corporation, AudioCodes Ltd., Radisys Corporation and Brooktrout Technology, Inc. Some of our competitors may have greater resources than we have. As we enter new markets, we expect to encounter competition from additional competitors, some of which may also have greater resources than we do.

Intellectual Property and Proprietary Rights

   Our success depends on proprietary technology and know-how. We rely primarily on a combination of copyrights and restrictions on access to our trade secrets to protect our proprietary rights. In addition, we have applications pending on 17 patents and have received a notice of allowance on one patent, which we expect to issue shortly. We distribute our software products under license agreements which grant customers a nonexclusive license to use the software and contain certain terms and conditions prohibiting its unauthorized reproduction or transfer. We enter into confidentiality agreements with our suppliers and customers when we disclose proprietary information to them. In addition, we enter into confidentiality agreements and assignment of invention agreements with our employees and consultants. We believe that our products and technology do not infringe on any existing proprietary rights of others.

   Despite these precautions, it may be possible for unauthorized third parties to copy aspects of our products or to obtain information that we regard as proprietary. We believe that, due to the rapid pace of innovation within the industry in which we participate, factors such as the technological and creative skills of our personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections for our technologies.

   We depend on development, supply, marketing, licensing and other relationships with companies for complementary technologies necessary for us to offer a broad range of products. These relationships are generally nonexclusive, run for a finite term and are renewable with the consent of both parties.

Employees

   As of December 31, 1999, we had 399 full-time employees, including 62 in sales, 28 in marketing, 166 in research and development, 59 in services, 38 in operations and 46 in administration and finance. None of the employees is represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

Forward-Looking Information

   This prospectus includes and incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would," "intends," "estimates," "predicts," "potential," "continue" and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors," beginning on page 5, as well as other risks and uncertainties referenced in this prospectus. We do not assume any obligation to update any of the forward-looking statements after the date of this prospectus to conform these statements to actual results.

Risk Factors

We have experienced recent operating losses and may not return to profitability.

   We experienced operating losses in the last three quarters of 1998 and all four quarters of 1999. As a result, for the years ended December 31, 1998 and 1999, we reported operating losses of approximately $10.0 million and $16.6 million, respectively. We expect to continue to increase our levels of research and development and sales and marketing expenditures, and therefore we will achieve profitability only if we can significantly increase our revenues. We currently anticipate that our results will be no better than approximately break-even until at the earliest the second half of 2000. If our revenues do not meet the levels that we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses and the price of our common stock may decline substantially. Even if we do achieve profitability, we may not be able to sustain it on a quarterly or annual basis.

Our operating results fluctuate and are difficult to predict, which could cause our stock price to decline.

   Our revenues and net income, if any, in any particular period may be lower than revenues and net income, if any, in a preceding or comparable period. Factors contributing to these fluctuations, some of which are beyond our control, include:

  .  fluctuations in our customers' businesses;

  .  demands for our customers' products incorporating our products;

  . timing and market acceptance of new products or enhancements introduced by us or our competitors;

  . availability of components from our suppliers and the manufacturing capacity of our subcontractors;

  . timing and level of expenditures for sales, marketing and product development; and

  .  changes in the prices of our products or of our competitors' products.

   In addition, we have historically operated with less than one quarter's worth of backlog and a customer order pattern that is skewed toward the later weeks of the quarter. In recent quarters, we have received orders more evenly throughout the quarter, but we cannot be sure that this will continue in the future. Any significant deferral of orders for our products would cause a shortfall in revenue for the quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, our common stock price may decline substantially.

Internal development efforts by our customers may adversely affect demand for our products.

   Many of our customers, including the large equipment manufacturers on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These organizations often consider in-house development of technologies and products as an alternative to doing business with us. We cannot be certain that these customers will resolve these "make-buy" decisions in favor of working with us, rather than attempting to develop similar technology and products internally or obtaining them through acquisition.

The markets we serve are highly competitive, and we may be unable to compete effectively.

   Competition in the high growth markets that we target for our products is intense, and we expect it to intensify as current competitors expand their product offerings and new competitors enter the market. Although competition in many of our markets is highly fragmented, our current competitors include Dialogic Corp., a wholly owned subsidiary of Intel Corporation, AudioCodes Ltd., Radisys Corporation and Brooktrout Technology, Inc. Other companies, including original equipment manufacturers that are current or targeted customers, may enter our markets in the future. Our competitors and customers may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. In particular, by focusing all of their efforts on a specific niche of the market, some of our competitors may succeed in introducing products that change the competitive dynamic in that market niche and adversely affect demand for our products. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Many of our competitors have well-established relationships with our existing and prospective customers, including those on which we have focused significant sales and marketing efforts.

We rely on third parties to assemble our products.

   We do not have in-house manufacturing capabilities and currently rely on three different third-party contract manufacturers to assemble our printed circuit boards and other product offerings. Each of these manufacturers is our sole source for the products it manufactures for us. This reliance could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products. Any problems that occur and persist in connection with the delivery, quality or cost of the assembly of our products could affect our ability to ship product and recognize revenue, harm our relationship with our customers and harm our business.

We depend on sole source suppliers for certain components used in our products.

   We rely on vendors to supply components for our products, and we rely on sole source suppliers for certain custom integrated circuits and other devices that are components of one or more of our products. In particular, Texas Instruments is our sole source for the digital signal processors used in many of our products and customarily requires order lead times of 20 to 22 weeks or more to insure delivery in desired quantities. In addition, Lucent is our sole source supplier for integrated circuit components used in many of our products and customarily requires order lead times of 16 weeks or more. An interruption in supply from either Texas Instruments or Lucent would disrupt production, thereby adversely affecting our ability to deliver products to our customers. Converting to an alternative source for key components could require a large investment in capital and manpower resources and might cause significant delays in introducing replacement products. Although we believe we could identify alternative sources for all of our components, that process could take several months, and any interruption in our supplies could harm our business.

We do not obtain binding purchase commitments from our customers and rely on projections prepared by our customers in assessing future demand for our products.

   Our "design wins" are solely an expression of interest by customers and are not supported by purchase obligations. Therefore, there can be no assurance that any "design win" will result in purchase orders for our products. After we begin receiving initial orders for a product from a customer, we rely heavily on the customer's projections as to future needs for our product, without having any binding commitment from the customer as to future orders. Because our expenses are based on forecasting of future orders, a substantial reduction or delay in orders for our products from our customers could harm our business.

Our products typically have long sales cycles, causing us to expend significant resources before achieving "design wins" and recognizing revenue.

   The length of our sales cycle typically ranges from six to eighteen months and varies substantially from customer to customer. Prospective customers generally must commit significant resources to test and evaluate our products and integrate them into larger systems. This evaluation period is often prolonged due to delays associated with approval processes that typically accompany the design and testing of new communications equipment by our customers. In addition, the rapidly emerging and evolving nature of the markets in which we and our customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after we achieve a "design win" and our product is expected to be utilized in a product or service offering being developed by our customer, the timing of the development, introduction and implementation of those products is controlled by, and can vary significantly with the needs of, our customers and may exceed several months. This complicates our planning processes and reduces the predictability of our earnings. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may fail to achieve our revenue goals.

The average selling prices of our products may decrease, which could adversely affect gross margins and revenues.

   Competitive pressures and rapid technological change may cause erosion of the average selling prices of our products and services. For example, the toll bypass segment of the Internet telephony market in which we compete has experienced a rapid and substantial decline in average product selling prices during the last year. In addition, as many of our target customers are large original equipment manufacturers with significant market power, we may face pressure from them for steep discounts in our pricing. Any significant erosion in our average selling prices could impact our gross margins and harm our business.

Our revenue growth depends significantly on the timely development and launch of new products and product enhancements, and we cannot be sure that our new products will gain wide market acceptance.

   The communications equipment and services market is characterized by rapid technological change, which requires continual development and introduction of new products and product enhancements that respond to evolving market needs and industry standards on a timely and cost-effective basis. Successfully developing new products requires us to accurately anticipate technological evolution in the communications industry as well as the technical and design needs of our customers. In addition, new product development and launch require significant commitments of capital and personnel. Failure to successfully update and enhance current products and to develop and launch new products would harm our business.

   We have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. These delays have led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. During the development of our products, we have also experienced delays in the prototyping of our digital signal processing chips, which in turn have led to delays in product introductions. Our failure to timely introduce a new product or product enhancement could harm our reputation with our customers or reduce demand for that product, which could harm our business.

We may acquire other businesses or technologies; if we do, we may be unable to integrate them with our business or our financial performance may suffer.

   If appropriate opportunities present themselves, we may acquire businesses, technologies, services or products that we believe are strategic. We do not currently have any understandings, commitments or agreements with respect to any acquisition, nor are we currently pursuing any acquisition. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our net income.

We may be unable to attract and retain management and other key personnel we need to succeed.

   The loss of any of our senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could harm our business. Our future success will depend in large part on our ability to attract, retain and motivate highly skilled employees.

We may not be able to adequately protect our intellectual property, which may facilitate the development of competing products by others.

   We rely on a combination of copyright and trade secret laws, restrictions on disclosure and patents to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. If we fail to adequately protect our intellectual property rights, it will be easier for our competitors to sell competing products.

Our products may infringe on the intellectual property rights of third parties, which may result in lawsuits and prohibit us from selling our products.

   There is a risk that third parties have filed, or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert exclusive patent or other intellectual property rights to technologies that are important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products or other proprietary rights. Any claims against us or customers that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. If we are unable to obtain the license, we may be unable to market our affected products. Limitations on our ability to market our products and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement could harm our business.

Our products depend upon the continued availability of licensed technology from third parties.

   We currently license and will continue to license certain technology integral to our products and services, such as protocols, from third parties. While we believe that much of this technology is available from multiple sources, any difficulties in acquiring third-party technology licenses, or in integrating the related third-party technology into our products, could result in delays in product development or upgrade until equivalent technology can be identified, licensed and integrated. We may require new licenses in the future as our business grows and technology evolves. We cannot assure you that these licenses will continue to be available to us on commercially reasonable terms, if at all.

The ongoing evolution of industry standards may adversely affect demand for our products and increase our costs.

   Our success depends on both the evolution of industry standards for new technologies and our products' compatibility with multiple industry standards. Many technological developments occur prior to the adoption of the related industry standard. The absence of an industry standard related to a specific technology may prevent market acceptance of products using that technology, or may result in the development of products not compatible with ultimately adopted standards, which would limit demand for our products. We intend to develop products compatible with other technological advancements and may develop these products prior to the adoption of industry standards related to these technologies. As a result, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Further, we may develop products that do not comply with the eventual industry standard, which could limit our ability to sell these products. If the industry develops new standards, we may not be able to design and manufacture new products in a timely fashion that meet these new standards. Even after the adoption of industry standards, the future success of our products depends on widespread market acceptance of their underlying technologies.

Defects in our products or problems arising from the use of our products together with other vendors' products may seriously harm our business and reputation.

   Products as complex as ours may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our products are not error-free. These errors or performance problems could result in lost revenues or customer relationships and could be detrimental to our business and reputation generally. Additionally, reduced market acceptance of our services due to errors or defects in our technology would harm our business by reducing our revenues and damaging our reputation. In some of our contracts, we have agreed to indemnify our customers against certain liabilities arising from defects in our products, but we do not carry insurance policies covering this type of liability. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in the network, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. To date, defects in our products or those of other vendors' products with which ours are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative effect will not occur in the future.

Because we derive a significant portion of our revenues from international sales, we are susceptible to currency fluctuations and other risks.

   Sales to customers outside North America accounted for approximately 27% of our revenues in 1999, and we believe a material portion of our domestic sales results in the use of our products outside North America. Since customers generally evaluate our purchase price as expressed in their own currency, changes in foreign currency exchange rates may hurt our sales in other countries. In addition, some of our sales transactions are denominated in local currency and we do not mitigate the currency risk by engaging in currency-hedging transactions. An increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets or adversely impact the U.S. dollar yield from sales transactions denominated in local currency.

   Other risks arising from our international business include political instability or recessions in other countries, the imposition of trade and tariff regulations by foreign governments and the difficulties in managing operations across disparate geographic areas. These or other factors may limit our ability to sell our products and services in other countries.

The market segments we target may not develop as rapidly as we anticipate.

   We operate in five segments of the networking and communications market: IP telephony, differentiated IP service provisioning, enhanced services, wireless network infrastructure and enterprise applications. Although we expect growth in these areas, each of these market segments is emerging, undergoing rapid change or both and may fail to generate demand for our products at the levels we anticipate, which could limit our future revenues and harm our business.

Future regulation or legislation could restrict our business or increase our costs.

   We are unable to predict the impact, if any, that future legislation, legal decisions or regulations relating to our target market segments may have on our business, financial condition and results of operations. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products and services, either of which could restrict our business or increase our cost of doing business. For example, the Federal Communications Commission is currently examining the question of whether certain forms of telephone services over the Internet should be subject to FCC regulations as telecommunications services. If the FCC were to determine that Internet telephony providers, or the services they provide, are subject to FCC regulations, then some of the service providers that buy equipment from our customers may be forced to pay access charges and make universal service contributions. This could have a material adverse effect on those customers' business and competitive position and could therefore force them to limit or cut-off their purchases of our products.

Anti-takeover provisions in Delaware law and our corporate documents may affect the value of our common stock.

   Provisions of Delaware law and our corporate documents may make it difficult and expensive for a third party to acquire us. For example, our certificate of incorporation provides for the election of members to our board of directors for staggered three-year terms. In addition, we have adopted a shareholder rights plan. The existence of these anti-takeover provisions may substantially impede the ability of a third party to acquire control of us or accumulate large blocks of our common stock, which may adversely affect our stock price.

Item 2.  Properties.
         ----------

   We lease a facility totaling approximately 100,000 square feet for our corporate headquarters in Framingham, Massachusetts. The lease on this facility expires in May 2012.

   We also lease facilities in Le Plessis Robinson, France, Schaumburg, Illinois and Tustin, California in which we conduct design and engineering operations. The Le Plessis Robinson office also serves as our European sales and service headquarters.

   In addition, we have short-term leases for 15 sales offices throughout North America, Europe and Asia. We believe our facilities are adequate for our current needs and that we will be able to secure suitable space as needed in the future.


Item 3.  Legal Proceedings.
         -----------------

   From time to time, we are a party to various legal proceedings incidental to our business. We have no material legal proceedings currently pending.


Item 4.  Submission of Matters to a Vote of Securities Holders.
         ------------------------------------------------------

None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

                          PRICE RANGE OF COMMON STOCK

   Our common stock is quoted on the Nasdaq National Market under the symbol "NMSS." The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated:

                                                                   High   Low
                                                                  ------ ------
      Year Ended December 31, 1998:
        First Quarter............................................ $46.94 $34.31
        Second Quarter...........................................  38.37  16.00
        Third Quarter............................................  14.75   9.50
        Fourth Quarter...........................................  12.56   6.19
      Year Ended December 31, 1999:
        First Quarter............................................ $ 8.53 $ 4.91
        Second Quarter...........................................  10.06   3.06
        Third Quarter............................................  14.50   9.63
        Fourth Quarter...........................................  46.88  13.50
      Year Ending December 31, 2000:
        First Quarter (through January 25, 2000)................. $46.88 $37.00

   On January 25, 2000 the reported last sale price of the common stock on the Nasdaq National Market was $43.94 per share. As of December 31, 1999, we had approximately 326 stockholders of record of our common stock.

                                DIVIDEND POLICY

   We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. In addition, our credit agreement with a bank contains covenants which prohibit us from paying cash dividends.

                      ISSUANCE OF UNREGISTERED SECURITIES

     We acquired QWES.com, Inc. in December 1999, pursuant to an Agreement and Plan of Merger dated November 30, 1999, by and among the Company, NMS Delaware Acquisition Corp. and QWES.com, Inc. (as amended December 15, 1999, the "Agreement"). Pursuant to the Agreement, we issued 1,449,785 shares of our common stock in exchange for all of the outstanding shares of capital stock of QWES.com, Inc. The shares were issued using an exemption from registration pursuant to Rule 506 under the Securities Act.

Item 6.  Selected Financial Data.
         -----------------------

Components of selected financial information consist of the following:

SELECTED FINANCIAL INFORMATION

                                           Year Ended December 31,
                                   ------------------------------------------
                                    1995     1996    1997    1998      1999
                                   -------  ------- ------- -------  --------
(in thousands except per
  share data)
Revenues.......................... $32,835  $51,464 $75,363 $ 76,529   $ 79,476

Gross profit......................  21,350   33,070  50,065   48,411     47,956

Operating income (loss)...........   4,200    3,065   7,319  (10,057)   (16,634)
Income (loss) before income taxes
 .................................   2,625    4,273   8,517   (8,993)   (17,688)
Income tax expense (benefit)......   1,350    2,643   4,758   (2,868)     1,000
                                   -------  ------- ------- --------   --------
Net income (loss)................. $ 1,275  $ 1,630 $ 3,759 $ (6,125)  $(18,688)
                                   =======  ======= ======= ========   ========
Net income (loss) per share:
  Basic........................... $  0.18  $  0.17 $  0.36 $  (0.56)  $  (1.63)
                                   =======  ======= ======= ========   ========
  Diluted......................... $  0.18  $  0.17 $  0.34 $  (0.56)  $  (1.63)
                                   =======  ======= ======= ========   ========
Weighted average common shares
 used in computing net income
 (loss) per share:
  Basic...........................   7,002    9,370  10,481   10,923     11,482
  Diluted.........................   7,005    9,675  11,179   10,923     11,482

                                                     December 31,
                                        ---------------------------------------
                                         1995    1996    1997    1998    1999
                                        ------- ------- ------- ------- -------
Total assets..........................  $26,396 $62,662 $81,693 $78,950 $70,709
Long-term debt, less current portion..      --      392     243     260     306

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We provide enabling technologies to the world's leading suppliers of networking and communications equipment. Our customers incorporate our software and hardware products and technologies into their solutions in order to enable service providers and enterprises to rapidly and cost-effectively deploy data, voice and fax applications and enhanced services in converged networks.

   Over the past two years, we have been strategically repositioning our business to address new, high growth markets resulting from the growth in the converged network build out. To support this repositioning, we made significant investments in our sales force, built a service organization, expanded our research and development and strengthened our management team. As a result, during 1999, we achieved sequential increases in revenue over the prior quarter of 6% in the second quarter, 15% in the third quarter and 23% in the fourth quarter. In the quarter ended December 31, 1999, we achieved record revenues of $25.0 million, representing a 43% increase over the same period in the prior year.

   In December 1999, we acquired QWES.com, Inc. in a transaction accounted for as a pooling of interests. QWES is a business in the differentiated IP service provisioning and application traffic shaping markets. In connection with the acquisition, we exchanged or reserved 1,500,000 shares of our common stock for the outstanding shares, options and warrants of QWES. Our consolidated financial statements have been restated to include the financial position, results of operations and cash flows of QWES from April 3, 1998, when QWES was incorporated, through the acquisition date.

   In October 1997, we acquired ViaDSP, Inc. for aggregate consideration of 144,562 shares of our common stock in a transaction accounted for as a purchase. ViaDSP was created to define, develop and deliver standard products for the telecommunications markets using advanced digital signal processing technology. The value of the transaction was $7.1 million, including approximately $236,000 of expenses related to the acquisition.

   Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. We sell our products worldwide principally through direct sales focusing on large original equipment manufacturer and significant system supplier customers. We use indirect channels to focus on all other customers and prospects. This strategy allows us to focus our resources on customers that offer us the largest revenue opportunities.

   Our revenue is recognized from product sales upon completion of delivery, provided that collection is deemed probable. Service revenues are recognized ratably over applicable contract periods or as the services are performed.

   Our cost of revenues consists primarily of product cost, cost of services provided to our customers and the overhead associated with testing and fulfillment operations.

   Sales, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive accounting and administrative activities and other general corporate expenses. As we add personnel, launch new products and incur additional costs related to the growth of our business, we expect these expenses to increase.

   Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. As of December 31, 1999, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and that these expenses will increase in the future.

Results of Operations

   The following table sets forth, for the periods indicated, selected items from our consolidated statements of operations as a percentage of revenues.

                                                   Year Ended December 31,
                                                   --------------------------
                                                    1997     1998      1999
                                                   -------  -------   -------
   Revenues......................................    100.0%   100.0%    100.0%
   Cost of revenues..............................     33.6     36.7      39.7
                                                   -------  -------   -------
   Gross profit..................................     66.4     63.3      60.3
   Operating expenses:
     Selling, general and administrative.........     29.6     44.4      50.3
     Research and development....................     19.7     28.0      31.0
     Purchased in-process research and
      development................................      7.4      --        --
     Restructuring and other special charges.....      --       4.0      (0.1)
                                                   -------  -------   -------
       Total operating expenses..................     56.7     76.4      81.2
                                                   -------  -------   -------
   Operating income (loss).......................      9.7    (13.1)    (20.9)
   Merger-related costs..........................      --       --       (1.6)
   Other income, net.............................      1.6      1.4       0.2
                                                   -------  -------   -------
   Income (loss) before income taxes.............     11.3    (11.7)    (22.3)
   Income tax expense (benefit)..................      6.3     (3.7)      1.2
                                                   -------  -------   -------
   Net income (loss).............................      5.0%    (8.0)%   (23.5)%
                                                   =======  =======   =======

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

 Revenues

   Revenues increased to $79.5 million for the year ended December 31, 1999 from $76.5 million for the year ended December 31, 1998, representing an increase of 3.9%. The increase is attributable to the growth of our services sector, increased revenues in Europe and increased revenues from our strategic accounts, partially offset by lower revenues in Latin America. Revenues from sales to customers located outside North America were 27.4%, or $21.8 million, and 26.9%, or $20.6 million, in 1999 and 1998, respectively. No single customer accounted for more than 10% of revenues in 1999 or 1998.

 Gross Profit

   Gross profit decreased to $48.0 million for 1999 from $48.4 million for 1998, representing a decrease of 0.9%. The decrease in gross profit was related to increased expenses incurred for investment in the services and manufacturing departments.

 Selling, General and Administrative

   Selling, general and administrative expense increased to $40.0 million for 1999 from $34.0 million for 1998, representing an increase of 17.6%. The increase in expenses was due to costs associated with increased selling activity and increased expenditures for marketing, international expansion and customer support. In 1999, we added a sales office in Italy. These increased expenses were in anticipation of increased revenues and aided in our repositioning.

 Research and Development

   Research and development expense increased to $24.7 million for 1999 from $21.5 million in 1998, representing an increase of 15.1%. The increase in expense was primarily due to increased personnel and project development costs associated with the Convergence Generation and Alliance Generation product lines and associated software, and development of PolicyPoint. We expect that our research and development expense will continue to increase.

 Other Income, Net

   Other income and expense, reflecting net interest income and foreign exchange gains and losses, decreased to $181,000 for 1999 from $1.1 million (exclusive of merger costs) for 1998, representing a decrease of 83.5%. The decrease is primarily due to lower average cash balances for the period, foreign exchange losses and an increase in interest expense associated with the debt assumed in the QWES acquisition.

 Merger-Related Expenses

   We incurred a charge of $1.2 million in the fourth quarter of 1999 consisting of investment banking, accounting and legal fees connected with closing the QWES acquisition.

 Income Tax Expense (Benefit)

   Income tax expense (benefit) was $1.0 million and ($2.9 million) for 1999 and 1998, respectively. During the quarter ended December 31, 1999, we concluded that a full valuation allowance against our net deferred tax asset was required, under applicable accounting standards, due to uncertainties surrounding its realization. Accordingly,we established a full valuation allowance for the net deferred tax asset of $4.8 million as of the beginning of the year. This was partially offset by 1999 operating loss carrybacks and a reduction in the income tax reserve for probable loss contingencies.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

 Revenues

   Revenues increased to $76.5 million for 1998 from $75.4 million for 1997, representing a 1.5% increase. The increase is attributable to the growth of our services department, which was added in 1998, as well as increased revenues in North America and Asia, partially offset by decreased revenues in Europe and Latin America. Revenues from sales to customers located outside North America were 26.9%, or $20.6 million, for 1998 and 27.9%, or $21.0 million, for 1997.
No single customer accounted for more than 10% of revenues in 1998 or 1997.

 Gross Profit

   Gross profit decreased to $48.4 million for 1998 from $50.1 million for 1997, representing a decrease of 3.3%. The decrease in gross profit was directly related to expenses we incurred for investment in the services and manufacturing departments. We took additional charges of approximately $1.1 million in 1998 that were related to prepaid technological licenses and product write-downs due to the discontinuance of certain products.

 Selling, General and Administrative

   Selling, general and administrative expense increased to $34.0 million for 1998 from $22.3 million for 1997, representing an increase of 52.4%. The increases in expenses were due to costs associated with increased selling activity and increased expenditures for marketing, international expansion and customer support. In 1998, we added sales offices in Tokyo and Beijing. These increased expenditures were in anticipation of increased revenues.

   We recorded a provision in 1998 against a trade receivable of approximately $2.2 million with a customer that abruptly ceased operations in April 1998. We recorded revenues of $3.8 million and $2.5 million with this customer in 1997 and 1996, respectively.

 Research and Development

   Research and development expense increased to $21.5 million for 1998 from $14.9 million for 1997, representing an increase of 44.5%. The increase in expense was primarily due to increased personnel and project development costs associated with the Alliance Generation product line and associated software.

 Purchased In-Process Research and Development

   At the time of our acquisition of ViaDSP, Inc. in October 1997, we allocated the purchase price to the tangible and intangible assets of ViaDSP based on the fair market value of those assets using a risk-adjusted discounted cash flow approach. Specifically, the purchased in-process research and development, consisting of completed technology and two separate development projects, was evaluated through interviews. The development projects were further subjected to analysis of data concerning the state of the technology and needed developments. The evaluation of the underlying technology took into account the inherent difficulties and uncertainties in completing its development, and thereby achieving technological feasibility, along with the risks related to the viability of and potential changes in our target markets. At the time of the acquisition, we expensed the fair value of $5.6 million of the acquired technology that had not reached technological feasibility as in-process research and development and had no alternative future use to us in other research and development projects or otherwise.

   Actual revenues resulting from the purchased in-process research and development have not met our expectations. These shortfalls from expectations have adversely affected the expected return on our investment in ViaDSP.

 Other Income, Net

   Other income and expense, reflecting net interest income and foreign exchange gains and losses, decreased to $1.1 million in 1998 from $1.2 million (exclusive of merger costs) in 1997, reflecting a decrease of 11.2%.

 Income Tax Expense (Benefit)

   Income tax expense (benefit) was ($2.9 million) and $4.8 million for 1998 and 1997, respectively. The tax rates for 1998 and 1997 differ from the effective tax rate due to state income taxes, net of federal tax benefit; the effect of research and experimentation federal tax credits; and permanent differences for nondeductible merger and purchased in-process research and development costs.

Restructuring and Other Special Charges

   In the fourth quarter of 1998, in response to changes in our business environment we took several actions to create efficiency, to decrease cash outflows and to manage our business more effectively, that resulted in restructuring and other special charges. To eliminate payroll and other related expenditures, we reduced our headcount by three senior international managers. The accrued cost to implement this reduction was approximately $951,000 (of which approximately $65,000 was paid in 1998). We also committed to reduce future lease commitments for a new corporate office and engineering space neither of which will be occupied. The accrued cost to reduce or terminate these lease commitments was approximately $2.1 million, with a projected avoidance of future costs of approximately $10.2 million over ten years.

   We were able to buy out the lease commitment at one of the locations and sublease the other location at an aggregate cost of approximately $958,000, resulting in a savings of approximately $1.1 million from our original estimate. These savings resulted in credits against our accruals in 1999. The savings in the first quarter were partially offset by an additional accrual of approximately $288,000 for unexpected delays in disposing of the other lease commitment. There is no remaining balance for the lease accruals at December 31, 1999.

   In the first quarter of 1999, we completed our management reorganization and terminated two additional senior managers. The severance costs were approximately $441,000, with an anticipated savings of approximately $327,000 a year. In addition, in the fourth quarter of 1999, we incurred a special charge of approximately $557,000 for payroll-related taxes on an option exercise by one of the terminated managers. At December 31, 1999 the aggregate severance accruals have a remaining accrued balance of approximately $450,000, which will be fully paid in 2000.

Recent Accounting Pronouncements

   In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. Accordingly, we have adopted the provisions of SOP 98-9 for our fiscal year 2000 which commenced on January 1, 2000. Also, the provisions of SOP 97-2 that were deferred by SOP 98-4 will continue to be deferred until the date SOP 98-9 becomes effective. We do not expect the adoption of SOP 98-9 to have a significant impact on our results of operations or financial position.

   In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, we will adopt the provisions of SFAS No. 133 for our fiscal year 2001 which commences on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. We do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain views of the staff on applying generally accepted accounting principals to revenue recognition in financial statements. The staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. We believe that our current revenue recognition policy complies with the Commission's guidelines.

Liquidity and Capital Resources

   Cash provided by (used by) operations for the years ended December 31, 1999, 1998 and 1997 was $7.6 million, ($4.1 million) and $3.2 million, respectively. Cash was provided by operations in 1999 from decreases in our accounts receivable, inventory and prepaid assets and increases in accrued expenses, partially offset by the net loss. Cash was used in operations in 1998 from the net loss, and increases in inventory, prepaid expenses and a restructuring accrual partially offset by a decrease in accounts receivable. Cash was provided by operations in 1997 from net income and increased accounts payable partially offset by increased accounts receivable and inventory in support of higher revenues.

   Cash (used in) provided by investing activities in 1999, 1998 and 1997 was ($7.7 million), $7.2 million and ($7.8 million), respectively. Cash of $17.3 million, $6.5 million and $33.0 million was used to purchase marketable securities, with cash of $16.4 million, $27.6 million and $32.7 million provided from maturities of marketable securities for 1999, 1998 and 1997, respectively. Capital expenditures were $6.2 million, $8.6 million and $7.2 million for 1999, 1998 and 1997, respectively. Increased capital expenditures in 1998 were primarily due to increases in personnel-related and capital improvement costs. Capital expenditures for 1997 were associated with our new headquarters facility. We expect capital expenditures in 2000 will approximate $7.0 million, principally for testing equipment, development equipment and computer hardware and software.

   Cash provided by financing activities in 1999, 1998 and 1997 was $4.2 million, $3.2 million and $4.1 million, respectively. The financing in 1999 was provided primarily by the exercise of stock options and the issuance of debt used to fund QWES operations. This was partially offset by our purchase for $1.1 million of 100,000 shares of common stock through our repurchase plan, which our board of directors authorized in July 1999 and subsequently rescinded. The financing in 1998 was provided primarily from the exercise of stock options and the issuance of debt used to fund QWES operations. The financing in 1997 was provided primarily from the exercise of stock options.

   We established a new $7.5 million bank line of credit for working capital purposes effective in May 1999. Borrowings under our line of credit bear interest at the bank's floating rate of prime plus one percent. We are subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. As of December 31, 1999, we were in compliance with all of those covenants, and there were no amounts outstanding. This credit agreement is subject to renewal on May 13, 2000.

   We believe that our current cash and marketable securities will be sufficient to meet our cash requirement to fund operations and expected expenditures for the foreseeable future.

Quarterly Results

   The following tables set forth unaudited selected financial information for the periods indicated, as well as certain information expressed as a percentage of total revenues for the same periods. This information has been derived from unaudited consolidated financial statements, which we believe include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. This information has not been audited or reviewed by our independent accountants in accordance with standards established for such reviews. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

   Revenues have grown relatively steadily over the four quarters for the period ended December 31, 1999, after we significantly increased expenses in 1998 as we began our repositioning. Revenue growth from the first quarter of 1999 to the second quarter was 6%, from the second quarter to the third quarter was 15% and from the third quarter to the fourth quarter was 23%. We believe that our repositioning efforts have been successful to date. We expect that revenues will continue to increase into the period ending December 31, 2000.

   Operating income (loss) during the eight quarters has varied, decreasing as a percentage of revenues from quarter to quarter for 1999, after increasing steadily over four quarters of 1998. Cost of revenues remained flat in 1999 after increasing steadily over the four quarters in 1998. In 1998 and 1999, increases in the services and manufacturing departments led to higher cost of revenues percentages. During this eight-quarter period, selling, general and administrative expenses have varied due to costs associated with increased sales activity and increased expenditures for marketing and international operations. Research and development remained relatively constant as a percentage of revenues.

   Our quarterly operating results may fluctuate as a result of a number of other factors, including timing of customer orders, adjustments of delivery schedules to accommodate customer or regulatory requirements, availability of components from suppliers, timing and level of international sales, mix of products sold and timing and level of expenditures for sales, marketing and new product development.

We operate on a relatively small backlog. Quarterly sales and operating results therefore generally depend on the volume and timing of orders received during or just before the start of the quarter. Our expense levels are based in part on our forecasts of future revenues and, if such revenues were to fall below expectations, our operating results could be adversely affected. Accordingly, we cannot be sure that we will be profitable in any particular quarter. All figures set out in the table below are in thousands.

                                                          Quarter Ended
                         -------------------------------------------------------------------------------------
                         31-Mar-98 30-Jun-98 30-Sep-98  31-Dec-98   31-Mar-99  30-Jun-99  30-Sep-99  31-Dec-99
                         --------- --------- ---------  ---------   ---------  ---------  ---------  ---------
Revenues................  $20,007   $18,436   $20,611   $ 17,475     $16,621    $17,565    $20,276    $25,014
Cost of revenues........    6,066     6,629     7,678      7,745       6,625      6,953      8,080      9,862
                          -------   -------   -------   --------     -------    -------    -------    -------
Gross profit............   13,941    11,807    12,933      9,730       9,996     10,612     12,196     15,152
Operating expenses:
 Selling, general and
  administrative........    8,805     7,186     8,039      9,949       9,743      9,775      9,966     10,492
 Research and
  development...........    4,583     4,664     5,345      6,872       5,925      6,258      6,278      6,244
 Restructuring and
  other special
  charges...............      --        --        --       3,025         --         --         --         (91)
                          -------   -------   -------   --------     -------    -------    -------    -------
   Total operating
    expenses............   13,388    11,850    13,384     19,846      15,668     16,033     16,244     16,645
                          -------   -------   -------   --------     -------    -------    -------    -------
Operating income
 (loss).................      553       (43)     (451)   (10,116)     (5,672)    (5,421)    (4,048)    (1,493)
Merger-related
 expenses...............      --        --        --         --          --         --         --      (1,235)
Other income (loss),
 net....................      223       234       272        335        (208)       191         50        148
                          -------   -------   -------   --------     -------    -------    -------    -------
Income (loss) before
 income taxes...........      776       191      (179)    (9,781)     (5,880)    (5,230)    (3,998)    (2,580)
Income tax expense
 (benefit)..............      272        92        31     (3,264)     (1,858)    (1,580)    (1,156)     5,594
                          -------   -------   -------   --------     -------    -------    -------    -------
Net income (loss).......  $   504   $    99   $  (210)  $ (6,517)    $(4,022)   $(3,650)   $(2,842)   $(8,174)
                          =======   =======   =======   ========     =======    =======    =======    =======

                                                          Quarter Ended
                         -------------------------------------------------------------------------------------
                         31-Mar-98 30-Jun-98 30-Sep-98  31-Dec-98   31-Mar-99  30-Jun-99  30-Sep-99  31-Dec-99
Percent of Revenues      --------- --------- ---------  ---------   ---------  ---------  ---------  ---------
Revenues................    100.0%    100.0%    100.0%     100.0%      100.0%     100.0%     100.0%     100.0%
Cost of revenues........     30.3      36.0      37.3       44.3        39.9       39.6       39.8       39.4
                          -------   -------   -------   --------     -------    -------    -------    -------
Gross profit............     69.7      64.0      62.7       55.7        60.1       60.4       60.2       60.6
Operating expenses:
 Selling, general and
  administrative........     44.0      39.0      39.0       57.0        58.6       55.7       49.2       41.9
 Research and
  development...........     22.9      25.3      25.9       39.3        35.7       35.6       31.0       25.0
 Restructuring and
  other special
  charges...............      --        --        --        17.3         --         --         --        (0.3)
                          -------   -------   -------   --------     -------    -------    -------    -------
   Total operating
    expenses............     66.9      64.3      64.9      113.6        94.3       91.3       80.2       66.6
                          -------   -------   -------   --------     -------    -------    -------    -------
Operating income
 (loss).................      2.8      (0.3)     (2.2)     (57.9)      (34.2)     (30.9)     (20.0)      (6.0)
Merger-related
 expenses...............      --        --        --         --          --         --         --        (4.9)
Other income (loss),
 net....................      1.1       1.3       1.3        1.9        (1.2)       1.1        0.3        0.6
                          -------   -------   -------   --------     -------    -------    -------    -------
Income (loss) before
 income taxes...........      3.9       1.0      (0.9)     (56.0)      (35.4)     (29.8)     (19.7)     (10.3)
Income taxe expense
 (benefit)..............      1.4       0.5       0.2      (18.7)      (11.2)      (9.0)      (5.7)      22.4
                          -------   -------   -------   --------     -------    -------    -------    -------
Net income (loss).......      2.5%      0.5%     (1.1)%    (37.3)%     (24.2)%    (20.8)%    (14.0)%    (32.7)%
                          =======   =======   =======   ========     =======    =======    =======    =======

Year 2000 Readiness Disclosure

   We believe that all of our current major product offerings are Year 2000 compliant. Certain older legacy products, which we no longer sell, may not be Year 2000 compliant. We have addressed the issue of legacy products by publishing on our external website a notice to the effect that certain of these products may not be Year 2000 compliant and that each customer who purchased these products should test and, as needed, repair or replace any of them to the extent that they are still in use. We spent approximately $1.0 million during 1999 in addressing Year 2000 compliance issues. To this date, we are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties.

European Union Currency Conversion

   On January 1, 1999, 11 member nations of the European Economic and Monetary Union began using a common currency, the euro. For a three-year transition period ending June 30, 2002, both the euro and each of the currencies for such member nations will remain in circulation. After June 30, 2002, the euro will be the sole legal tender for those countries. The adoption of the euro will affect many financial systems and business applications, as the commerce of those countries will be transacted in both the euro and the existing national currency during the transition period. We have subsidiary operations in three of the eleven countries currently using the euro, France, Germany and Italy, and we have branch operations in a fourth country, Spain. We have assessed the potential impact of the euro conversion in a number of areas, particularly the potential impact on pricing and other marketing strategies and on product development. Although we do not currently expect that the conversion, either during or after the transition period, will adversely affect our operations or financial condition, the conversion has only recently been implemented and we cannot be sure that it will not have some adverse impact.

Other

   Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents and marketable securities is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. At December 31, 1999, we had $2.9 million of short-term and $306,000 of long-term debt outstanding. The short-term debt was issued under various notes payable and due to their short-term maturities, a hypothetical 10% decrease in our weighted-average short-term borrowing rate at December 31, 1999 would not have materially affected the year-end carrying value of the debt. Our exposure to currency exchange rate fluctuations has been and is expected to remain moderate due to the fact that the operations of our international subsidiaries are primarily conducted in their respective local currencies.

   For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $16.4 million at December 31, 1999, of which $2.9 million is subject to Internal Revenue Code
Section 382. These carryforwards will begin to expire in 2004. We also have a foreign net operating loss carryforward of approximately $845,000. Utilization of net operating loss carryforwards is subject to an annual limitation of approximately $772,000 under Internal Revenue Code Section 382. We have $1.5 million of tax credits which are composed of federal research and development credits and state and local credits. These credits expire beginning in 2004.

   We believe that our revenues and results of operations have not been significantly impacted by inflation during the past three fiscal years.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------


                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Natural Microsystems Corporation:

  In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of Natural Microsystems Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended December 31, 1999, when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated financial statements and the financial statement schedule give retroactive effect to the merger of QWES.com, Inc. in a transaction accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 24, 2000

                        NATURAL MICROSYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
                                                               (In thousands
                                                               except share
                                                                    and
                                                              per share data)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $12,172  $16,617
  Marketable securities......................................   5,898    6,837
  Accounts receivable, net of allowance of doubtful accounts
   of $779 and $1,408, respectively..........................  17,224   11,604
  Inventories................................................   9,773    5,393
  Prepaid expenses and other assets..........................   3,811    3,030
  Income tax receivable......................................      12    2,014
  Deferred tax asset, net....................................   2,791      --
                                                              -------  -------
    Total current assets.....................................  51,681   45,495
                                                              -------  -------
Property and equipment, net..................................  14,130   14,871
License agreements, net......................................     571      267
Other assets.................................................   6,621    6,616
Goodwill, net................................................   3,925    3,460
Deferred tax asset, net......................................   2,022      --
                                                              -------  -------
    Total assets............................................. $78,950  $70,709
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................   5,723    7,211
  Accrued expenses and other liabilities.....................   7,674    9,772
  Current portion of long term debt..........................      80    2,907
                                                              -------  -------
    Total current liabilities................................  13,477   19,890
Long-term debt less current portion..........................     260      306
Commitments and contingencies (see note 15)
Stockholders' equity:
  Preferred stock, $.01 par value; 3,686,086 and 3,000,000
   shares authorized at December 31, 1998 and 1999,
   respectively, 37,506 and 0 shares issued and outstanding
   in 1998 and 1999, respectively............................     --       --
  Common stock, $.01 par value; 47,469,908 and 45,000,000
   shares authorized at December 31, 1998 and 1999,
   respectively, 11,951,541 and 12,766,261 shares issued at
   December 31, 1998 and 1999, respectively, and 11,951,541
   and 12,759,807 shares outstanding at December 31, 1998 and
   1999, respectively........................................     120      128
  Additional paid-in capital.................................  68,642   72,923
  Accumulated deficit........................................  (3,292) (21,980)
  Accumulated other comprehensive loss.......................     (48)    (391)
  Deferred compensation......................................    (110)     --
  Notes receivable from common stockholders..................     (99)     (99)
  Treasury stock, at cost, 6,454 shares in 1999..............     --       (68)
                                                              -------  -------
  Total stockholders' equity.................................  65,213   50,513
                                                              -------  -------
    Total liabilities and stockholders' equity............... $78,950  $70,709
                                                              =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                        NATURAL MICROSYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1997     1998      1999
                                                     -------  -------  --------
                                                          (In thousands
                                                      except per share data)
Revenues............................................ $75,363  $76,529  $ 79,476
Cost of revenues....................................  25,298   28,118    31,520
                                                     -------  -------  --------
Gross profit........................................  50,065   48,411    47,956
Operating expenses:
  Selling, general and administrative...............  22,294   33,979    39,976
  Research and development..........................  14,851   21,464    24,705
  Purchased in-process research and development.....   5,601      --        --
  Restructuring and other special charges...........     --     3,025       (91)
                                                     -------  -------  --------
    Total operating expenses........................  42,746   58,468    64,590
                                                     -------  -------  --------
Operating income (loss).............................   7,319  (10,057)  (16,634)
  Interest income...................................   1,434    1,389       849
  Interest expense..................................     (34)    (119)     (239)
  Other.............................................    (202)    (206)     (429)
  Merger-related expenses...........................     --       --     (1,235)
                                                     -------  -------  --------
    Other income (expense), net.....................   1,198    1,064    (1,054)
                                                     -------  -------  --------
Income (loss) before income taxes...................   8,517   (8,993)  (17,688)
    Income tax expense (benefit)....................   4,758   (2,868)    1,000
                                                     -------  -------  --------
Net income (loss)................................... $ 3,759  $(6,125) $(18,688)
                                                     =======  =======  ========
Basic:
  Net income (loss) per common share................ $  0.36  $ (0.56) $  (1.63)
                                                     =======  =======  ========
  Weighted average shares outstanding...............  10,481   10,923    11,482
                                                     =======  =======  ========
Diluted:
  Net income (loss) per common share................ $  0.34  $ (0.56) $  (1.63)
                                                     =======  =======  ========
  Weighted average shares outstanding...............  11,179   10,923    11,482
                                                     =======  =======  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       NATURAL MICROSYSTEMS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Accumulated
                     Preferred                                             Other                     Notes               Total
                       Stock     Common Stock   Additional             Comprehensive               Receivable            Stock-
                   ------------- --------------  Paid-In   Accumulated    Income       Deferred   from Common  Treasury holders'
(in thousands)     Shares Amount Shares  Amount  Capital     Deficit      (Loss)     Compensation Stockholders  Stock    Equity
-----------------  ------ ------ ------  ------ ---------- ----------- ------------- ------------ ------------ -------- --------
Balance,
 December 31,
 1996............   --     --     9,936   $ 99   $53,623    $   (926)      $  86          --           --          --   $52,882
                    ---    ---   ------   ----   -------    --------       -----        -----         ----      ------  -------
 Exercise of
  common stock
  options........                   625      6     2,985                                                                  2,991
 Issuance of
  common stock
  under employee
  purchase plan..                    67      1     1,194                                                                  1,195
 Issuance of
  common stock
  related to
  acquisition....                   160      2     7,401                                                                  7,403
 Foreign currency
  translation
  adjustment.....                                                            (88)                                           (88)
 Net income
  (loss).........                                              3,759                                                      3,759
                    ---    ---   ------   ----   -------    --------       -----        -----         ----      ------  -------
Balance,
 December 31,
 1997............   --     --    10,788   $108   $65,203    $  2,833       $  (2)         --           --          --   $68,142
                    ---    ---   ------   ----   -------    --------       -----        -----         ----      ------  -------
 Exercise of
  common stock
  options........                   164      2     1,461                                                                  1,463
 Issuance of
  common stock
  under employee
  purchase plan..                    66      1       920                                                                    921
 Issuance of
  common stock...                   934      9       869                                              (102)                 776
 Reduction of
  notes
  receivable
  related to
  expenses of the
  Company paid by
  certain
  stockholders...                                                                                        3                    3
 Issuance of
  preferred
  stock..........    38                               35                                                                     35
 Deferred
  compensation...                                    154                                 (154)
 Amortization of
  deferred
  compensation...                                                                          44                                44
 Foreign currency
  translation
  adjustment.....                                                            (46)                                           (46)
 Net income
  (loss).........                                             (6,125)                                                    (6,125)
                    ---    ---   ------   ----   -------    --------       -----        -----         ----      ------  -------
Balance,
 December 31,
 1998............    38    --    11,952   $120   $68,642    $ (3,292)      $ (48)       $(110)        $(99)        --   $65,213
                    ---    ---   ------   ----   -------    --------       -----        -----         ----      ------  -------
 Tax benefit from
  stock option
  exercises......                                  2,165                                                                  2,165
 Exercise of
  common stock
  options and
  warrants.......                   370      3     2,289                                                                  2,292
 Conversion of
  preferred into
  common.........   (38)            396      4       144                                                                    148
 Amortization of
  deferred
  compensation...                                                                         110                               110
 Issuance of
  common stock
  under employee
  purchase plan..                    54      1       235                                                                    236
 Stock
  repurchase.....                  (100)                                                                        (1,058)  (1,058)
 Treasury Stock
  used in ESPP
  Plan...........                    94             (552)                                                          990      438
 Foreign currency
  translation
  adjustment.....                                                           (436)                                          (436)
 Change in market
  value of
  securities
  available for
  sale...........                                                             93                                             93
 Net income
  (loss).........                                            (18,688)                                                   (18,688)
                    ---    ---   ------   ----   -------    --------       -----        -----         ----      ------  -------
Balance, December
 31, 1999........   --     --    12,766   $128   $72,923    $(21,980)      $(391)         --          $(99)     $  (68) $50,513
                    ---    ---   ------   ----   -------    --------       -----        -----         ----      ------  -------
                   Compre-
                   hensive
                    Income
(in thousands)      (Loss)
------------------ ---------
Balance,
 December 31,
 1996............  $  1,536
                   ---------
 Exercise of
  common stock
  options........
 Issuance of
  common stock
  under employee
  purchase plan..
 Issuance of
  common stock
  related to
  acquisition....
 Foreign currency
  translation
  adjustment.....       (88)
 Net income
  (loss).........     3,759
                   ---------
Balance,
 December 31,
 1997............  $  3,671
                   ---------
 Exercise of
  common stock
  options........
 Issuance of
  common stock
  under employee
  purchase plan..
 Issuance of
  common stock...
 Reduction of
  notes
  receivable
  related to
  expenses of the
  Company paid by
  certain
  stockholders...
 Issuance of
  preferred
  stock..........
 Deferred
  compensation...
 Amortization of
  deferred
  compensation...
 Foreign currency
  translation
  adjustment.....       (46)
 Net income
  (loss).........    (6,125)
                   ---------
Balance,
 December 31,
 1998............  $ (6,171)
                   ---------
 Tax benefit from
  stock option
  exercises......
 Exercise of
  common stock
  options and
  warrants.......
 Conversion of
  preferred into
  common.........
 Amortization of
  deferred
  compensation...
 Issuance of
  common stock
  under employee
  purchase plan..
 Stock
  repurchase.....
 Treasury Stock
  used in ESPP
  Plan...........
 Foreign currency
  translation
  adjustment.....      (436)
 Change in market
  value of
  securities
  available for
  sale...........        93
 Net income
  (loss).........   (18,688)
                   ---------
Balance, December
 31, 1999........  $(19,031)
                   ---------

                        NATURAL MICROSYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     1997     1998      1999
                                                   --------  -------  --------
                                                        (In thousands)
Cash flow from operating activities:
 Net income (loss)...............................  $  3,759  $(6,125) $(18,688)
 Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating
  activities:
   Depreciation and amortization.................     2,995    5,635     6,581
   Gain (loss) on sales of marketable
    securities...................................      (331)     (22)       43
   Loss on sale of fixed assets..................       --        (4)      --
   Amortization of deferred stock compensation
    expense......................................       --        44       110
   Amortization of original issue discount.......       --       --        120
   Purchased in-process research and
    development..................................     5,601      --        --
   Deferred income taxes.........................        (1)     --      4,820
   Tax benefit from stock option exercises.......       --       --      2,165
   Changes in operating assets and liabilities:
     Accounts receivable.........................    (6,572)   2,535     5,132
     Inventories.................................    (3,321)  (1,053)    4,195
     Prepaid expenses and other assets...........    (1,510)  (2,216)      529
     Income tax receivable.......................       --       139    (2,002)
     Accounts payable............................      (305)     298     1,619
     Accrued expenses and other liabilities......     2,842   (3,328)    2,975
                                                   --------  -------  --------
      Cash provided by (used in) operating
       activities................................     3,157   (4,097)    7,599
                                                   --------  -------  --------
Cash flow from investing activities:
 Additions to property and equipment.............    (7,207)  (8,618)   (6,194)
 Additions to license agreements.................      (267)    (255)     (103)
 Additions to goodwill for contingent payments...       --    (1,923)     (515)
 Purchases of marketable securities..............   (32,983)  (6,470)  (17,326)
 Proceeds for the sale of marketable securities..    32,690   27,578    16,393
 Purchase of convertible debenture...............       --    (3,000)      --
 Proceeds from the sale of property and
  equipment......................................       --       100        61
 Additions to other long term assets.............       (80)    (250)      (56)
                                                   --------  -------  --------
      Cash provided by (used in) investing
       activities................................    (7,847)   7,162    (7,740)
                                                   --------  -------  --------
Cash flow from financing activities:
 Payments on capital lease obligations...........       --        (4)       (7)
 Repayment on stockholders note receivable.......       --         3       --
 Payments on government advances.................       (49)    (125)      (98)
 Proceeds from the issuance of preferred stock,
  net............................................       --       812       --
 Proceeds from the issuance of notes payable.....       --       100     2,256
 Proceeds from issuance of common stock..........     4,187    2,381     2,125
 Repurchase of common stock......................       --       --     (1,058)
 Issuance of repurchased treasury common stock...       --       --        990
 Grant of non-statutory stock options............       --         3       --
                                                   --------  -------  --------
      Cash provided by financing activities......     4,138    3,170     4,208
                                                   --------  -------  --------
Effect of exchange rate changes on cash..........       292     (381)      378
                                                   --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................      (260)   5,854     4,445
                                                   --------  -------  --------
Cash and cash equivalents, beginning of year.....     6,578    6,318    12,172
                                                   --------  -------  --------
Cash and cash equivalents, end of year...........  $  6,318  $12,172  $ 16,617
                                                   ========  =======  ========
Supplemental cash flow information:
 Interest paid...................................  $    128  $   134  $    239
 Taxes paid......................................     3,748    1,551       197
Noncash transactions:
 Issuance of common stock for ViaDSP
  acquisition....................................     6,903      --        --
 Accrued acquisition expenses for ViaDSP
  acquisition....................................       236      --        --
 Acquisition of assets under capital lease.......       --        13       --
 Issuance of common stock in exchange for notes
  receivable.....................................       --       102       --
 Issuance of warrants............................       --       --        147
Assets and liabilities recognized upon
 acquisition of ViaDSP
 Inventories.....................................        22      --        --
 Other current assets............................        35      --        --
 Property and equipment..........................       105      --        --
 Purchased in-process research and development...     5,601      --        --
 Intangibles.....................................     2,417      --        --
 Accounts payable................................       585      --        --
 Accrued expenses and other liabilities..........       680      --        --

   The accompanying notes are an integral part of the consolidated financial statements.

                       NATURAL MICROSYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1--Summary of Significant Accounting Policies

 Business Description

   Natural MicroSystems Corporation (the "Company") provides enabling technologies to the world's leading suppliers of networking and communications equipment. Our customers incorporate our software and hardware products and technologies into their solutions in order to enable service providers and enterprises to rapidly and cost-effectively deploy data, voice and fax applications and enhanced services in converged networks.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

 Reclassifications

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

 Foreign Currency Translation

   Assets and liabilities of the Company's Hong Kong and Latin American subsidiaries, which are denominated in currencies other than the U.S. dollar, are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year, except nonmonetary assets and liabilities which are measured using historical exchange rates. Realized and unrealized gains and losses resulting from currency remeasurement are included in operating expenses. Such gains and losses were not material for any period presented. The Company's other foreign subsidiaries' operations are measured in their local currency. Adjustments resulting from translating these subsidiaries' financial statements to the U.S. dollar are recorded in accumulated other comprehensive loss in total stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net, and were immaterial for all years presented.

 Revenue Recognition

   Revenue from product sales is recorded upon completion of delivery provided that collection is deemed probable. Service revenues are recognized ratably over applicable contract periods or as the services are performed.

 Cash Equivalents

   Cash equivalents include short-term investments with remaining maturities of three months or less at date of purchase.

 Marketable Securities

   Marketable securities are classified as "available for sale" and are carried at fair market value.

                        NATURAL MICROSYSTEMS CORPORATION

 Inventories

   Inventories are valued at the lower of cost (first-in, first-out method) or market.

 Property and Equipment

   Property and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

      Machinery and equipment...... 3 years
      Computer equipment........... 3-5 years
      Furniture and fixtures....... 5 years
      Telecommunications computer
       equipment................... 5 years
      Leasehold improvements....... Shorter of the lease term or economic life

   Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

 Goodwill

   Goodwill is amortized on a straight-line basis over its estimated useful life. Accumulated amortization was $1.2 million and $2.2 million as of December 31, 1998 and 1999, respectively.

 Impairment of Long-Lived Assets

   The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparision of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

 License Agreements

   License agreements are stated at cost. Amortization of licenses is computed on the shorter of a per unit sold basis or over the estimated useful lives of these licenses.

 Research and Development

   All research and development costs are expensed as incurred.

 Capitalized Software Development Costs

   The Company capitalizes software development costs incurred after a product's technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs and acquired completed technology is computed on an individual product basis and is the greater of a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or b) the straight-line method over the estimated economic life of the product. Costs qualifying for capitalization have been immaterial for all periods presented and accordingly have not been capitalized.

                        NATURAL MICROSYSTEMS CORPORATION

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

 Basic and Diluted Net Income (Loss) Per Common Share

   Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common stock equivalents had been issued.

2--Dependence on Outside Suppliers and Contract Assembly Manufacturers

   The Company relies on various suppliers of components for its products. Many of these components are standard and generally available from multiple sources. However, certain integrated circuits and other devices which are components of one or more of the Company's products are purchased from single source suppliers of the Company. Although the Company believes it could develop other sources for each of these custom devices, the process could take several months, and the inability or refusal of any of the Company's suppliers to continue to supply devices could have a material adverse effect on the Company pending the development of an alternative source. The Company also currently relies on a single contract manufacturer to assemble certain printed circuit boards for each of its North American and European operations. Although a number of such contract manufacturers exist, the interruption or termination of the Company's current manufacturing relationships could have a short-term adverse effect on the Company's business.

3--Mergers and Acquisitions

   In June 1996, the Company acquired the outstanding shares of Teknique, Inc. and an affiliate. The final purchase price totaled $8.3 million, including contingent payments discussed below and transaction costs of $284,000. The transaction was accounted for as a purchase and accordingly, the purchase price was allocated to assets purchased and liabilities assumed based on their fair values at the date of acquisition. During the years ended December 31, 1997 and 1998, $1.9 million and $625,000 of contingent consideration was earned and added to goodwill, which is being amortized on a straight-line basis over the remaining life of the goodwill of seven years. There are no possible further contingent payments.

   In October 1997 the Company acquired ViaDSP, Inc. for aggregate consideration of 144,562 shares of the Company's common stock. ViaDSP was formed in 1996 as a spin-off of DSP Software Engineering on January 26, 1996. ViaDSP was created to define, develop and deliver standard products for the telecommunications markets using advanced digital signal processing technology. The value of the transaction was $7.1 million, including approximately $236,000 of expenses related to the acquisition. The transaction was accounted for as a purchase.

                        NATURAL MICROSYSTEMS CORPORATION

   At the time of acquisition, the purchase price was allocated to the tangible and intangible assets of ViaDSP based on the fair market value of those assets using a risk-adjusted discounted cash flow approach. Specifically, the purchased technology, consisting of completed technology and two separate development projects, was evaluated through interviews. The development projects were further subjected to analysis of data concerning the state of the technology and needed developments. This evaluation of underlying technology acquired considered the inherent difficulties and uncertainties in completing the two development projects, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. At the time of the acquisition, the fair value of $5.6 million of the acquired technology that had not reached technological feasibility was expensed as purchased in-process research and development. The underlying technology had no alternative future use to the Company in other research and development projects or otherwise. The completed technology was valued at $1.5 million based upon a risk adjusted discounted cash flows basis and is being amortized to cost of revenues over a five year life. The goodwill life used is seven years.

   Total ViaDSP purchase price was allocated as follows:

                                                                          in
                                                                       thousands
                                                                       ---------
Working Capital.......................................................  $ (984)
Property and equipment................................................     105
Completed Technology..................................................   1,468
In-process research and development...................................   5,601
Goodwill..............................................................     949
                                                                        ------
                                                                        $7,139
                                                                        ======

   The unaudited proforma results listed below reflect purchase price accounting adjustments assuming the ViaDSP acquisition occurred at the beginning of each year presented:

                                                                     Year Ended
                                                                    December 31,
                                                                        1997
                                                                    (unaudited)
               (in thousands, except per share data)                ------------
Revenue............................................................   $76,529
Income before Income Taxes.........................................     8,521
Net Income.........................................................     3,762
Net Income per common share--diluted...............................   $  0.34

   In December 1999, the Company acquired QWES.com, Inc. ("QWES") in a transaction accounted for as a pooling of interests. QWES is a business in the differentiated IP service provisioning and application traffic shaping market. In connection with the acquisition, the Company exchanged or reserved 1,500,000 shares of its common stock for the outstanding shares, options and warrants of QWES, at an exchange ratio of 0.1372 shares for each QWES common equivalent. Upon effectiveness of the merger, the Company issued an aggregate of 1,449,785 shares of common stock in exchange for the outstanding shares of capital stock of QWES, and it reserved 30,314 shares and 19,901 shares, respectively, for issuance upon exercise of the options and warrants that it assumed from QWES. The consolidated financial statements of the Company for 1998 have been restated to include the financial position, results of operations and cash flows of QWES, since QWES was incorporated in April 1998. The Company incurred a charge of $1.2 million in the fourth quarter of 1999 consisting of investment banking, accounting and legal fees connected with closing the QWES acquisition.

                        NATURAL MICROSYSTEMS CORPORATION

   Net revenue for the combined companies in 1998 was $76.5 million which was totally related to Natural MicroSystems, as QWES had no revenues in 1998. Operating income (loss) for the combined companies in 1998 was ($10.1 million) of which ($9.3 million) related to Natural MicroSystems and ($0.8 million) related to QWES. Net income (loss) for the combined companies in 1998 was ($6.1 million) of which ($5.3 million) related to Natural MicroSystems and ($0.8 million) related to QWES.

   Net revenue for the combined companies in 1999 was $79.5 million which was totally related to Natural MicroSystems, as QWES had no revenues in 1999. Operating income (loss) for the combined companies in 1999 was ($16.6 million) of which ($14.2 million) related to Natural MicroSystems and ($2.4 million) related to QWES. Net income (loss) for the combined companies in 1999 was ($18.7 million) of which ($15.9 million) related to Natural MicroSystems and ($2.8 million) related to QWES.

   QWES will continue to operate as a separate operation maintaining its West Coast location and expects to market its family of products through a dedicated sales force.

4--Restructuring and Other Special Charges

   In the fourth quarter of 1998, in response to changes in the Company's business environment, several actions were taken to create efficiency, to decrease cash outflows and to manage the business more effectively, that resulted in restructuring and other special charges. To eliminate payroll and other related expenditures, the Company reduced headcount by three senior international managers. The accrued cost to implement this reduction was approximately $951,000 (of which approximately $65,000 was paid in 1998). The Company also committed to reduce future lease commitments for a new corporate office and engineering space of which neither will be occupied. The accrued cost to reduce or terminate these lease commitments was approximately $2.1 million.

   The Company was able to buy out the lease commitment at one location and sublease the other location at an aggregate cost of approximately $958,000, resulting in a savings of approximately $1.1 million from the original estimate. There is no remaining balance for the lease accruals at December 31, 1999.

   In 1999, the Company completed the management reorganization and terminated two additional senior managers. The severance costs were approximately $441,000. In addition, in the fourth quarter of 1999, the Company incurred a special charge of approximately $557,000 for payroll-related taxes on an option exercise by one of the terminated managers. At December 31, 1999 the aggregate severance accruals have a remaining accrued balance of approximately $450,000 which will be fully paid in 2000.

5--Business and Credit Concentration

   No customer accounted for 10% or more of the Company's revenues for the years ended December 31, 1997, 1998 and 1999, respectively. The Company did have two customers that each had ending accounts receivable balances that were greater than 10% of the Company's balance at December 31, 1999. The Company does not require collateral on accounts receivable or letters of credit on many foreign export sales. The Company periodically evaluates its customers' creditworthiness before extending credit.

                        NATURAL MICROSYSTEMS CORPORATION

6--Marketable Securities

   Marketable securities categorized as "available for sale" are carried at their fair value of $27.0 million, $5.9 million and $6.8 million at December 31, 1997, 1998 and 1999, respectively. The unrealized gain (loss) at December 31, 1999 is included as a component of accumulated other comprehensive loss within total stockholders' equity. The unrealized gain (loss) was immaterial for 1997 and 1998. Proceeds and gross realized gains (losses) from sale of securities for the years ended December 31, 1997, 1998 and 1999, were, $32.7 million, $27.6 million and $16.4 million and $331,000, $185,000 and $0, respectively. At December 31, 1999, all marketable securities, which consist primarily of commercial paper, had a maturity date within one year.

7--Inventories

   Inventories consist of the following:

                                                                   December 31,
                             (in thousands)                        -------------
                                                                    1998   1999
                                                                   ------ ------
      Raw materials............................................... $  967 $  517
      Work in process.............................................  5,747  2,611
      Finished goods..............................................  3,059  2,265
                                                                   ------ ------
                                                                   $9,773 $5,393
                                                                   ====== ======

8--Property and Equipment

   Property and equipment consist of the following:

                                                                December 31,
                          (in thousands)                      -----------------
                                                                1998     1999
                                                              --------  -------
      Computer equipment..................................... $ 10,748  $14,015
      Computer software......................................    3,066    4,495
      Furniture and fixtures.................................    2,683    2,331
      Machinery and equipment................................      896    1,670
      Evaluation units.......................................       90      --
      Leasehold improvements.................................    5,045    4,744
                                                              --------  -------
                                                                22,528   27,255
                                                              --------  -------
      Less accumulated depreciation..........................   (8,398) (12,384)
                                                              --------  -------
                                                              $ 14,130  $14,871
                                                              ========  =======

Depreciation and amortization expense was $3.0 million, $5.6 million and $6.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

                        NATURAL MICROSYSTEMS CORPORATION

9--Income Taxes
   The components of income tax expense (benefit) consist of the following:

                                                   Year Ended December 31,
                    (in thousands)                ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
      Current income tax expense (benefit):
        Federal.................................. $ 4,161  $   (311) $ (3,927)
        State....................................     361        40        25
        Foreign..................................     237       158        89
                                                  -------  --------  --------
                                                    4,759      (113)   (3,813)
      Deferred income tax expense (benefit):
        Federal..................................     252    (2,184)    3,340
        State....................................      61      (636)      613
        Foreign..................................    (314)       65       860
                                                  -------  --------  --------
                                                       (1)   (2,755)    4,813
                                                  -------  --------  --------
                                                  $ 4,758  $ (2,868) $  1,000
                                                  =======  ========  ========
      Deferred tax assets (liabilities) consist
       of the following:
        Net operating loss carryforward.......... $ 1,646  $  2,040  $  7,211
        Inventories..............................     201       314       682
        Tax credit carryforwards.................     --        370     1,547
        Receivable allowances....................     250       302       637
        Accrued expenses.........................      55     1,168      (516)
        Other....................................      19     1,291     1,495
                                                  -------  --------  --------
                                                  $ 2,171  $  5,485  $ 11,056
                                                  -------  --------  --------
      Fixed assets...............................    (117)     (313)   (1,048)
                                                  -------  --------  --------
      Valuation allowance:.......................     --       (359)  (10,008)
                                                  -------  --------  --------
                                                  $ 2,054  $  4,813  $    --
                                                  =======  ========  ========

   For U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $16.4 million. These carryforwards expire beginning in 2004 and $2.9 million of such carryforwards are subject to an annual limitation of approximately $772,000 under Internal Revenue Code Section
382. There may be further Section 382 limitations as a result of changes in ownership. The net operating loss amount of $7.2 million includes approximately $1.1 million which if realized through future income will be credited directly to stockholders' equity. The Company also has a foreign net operating loss carryforward of approximately $845,000. The Company has $1.5 million of tax credits which is composed of federal research and development credits and state and local credits. These credits expire beginning in 2004. At December 31, 1999, under applicable accounting standards, management believes that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation was established in the fourth quarter of 1999. This resulted in a charge of $4.8 million in 1999 for the beginning of the year net deferred tax asset. The Company also reduced its tax reserves for probable loss exposures in the fourth quarter of 1999, which is included in the change in valuation allowance in the tax rate reconciliation schedule.

                        NATURAL MICROSYSTEMS CORPORATION

   The difference between the total expected income tax expense computed by applying the federal income tax rate of 34.0% to income before income taxes and the reported income tax expense is as follows:

                                                           Year Ended
                                                          December 31,
                                                        -------------------
                                                        1997  1998    1999
                                                        ----  -----   -----
      Computed expected tax expense at U.S. federal
       statutory rate.................................. 34.0% (34.0)% (34.0)%
      State income taxes, net of U.S. federal tax
       benefit.........................................  5.8   (5.3)   (4.9)
      Rate differential of foreign operations..........  1.1    --      1.9
      State tax credits................................  --     --     (3.4)
      U.S, federal research and development credits.... (2.0)   --     (3.2)
      Change in valuation allowance.................... (6.0)   3.1    43.3
      Exempt interest..................................  --    (1.8)    --
      Purchased in-process research and development.... 22.2    --      --
      Nondeductible intangibles........................  0.6    3.6     1.9
      Acquisition expenses.............................  --     --      2.2
      Other............................................  0.2    2.5     1.9
                                                        ----  -----   -----
      Effective tax rate............................... 55.9% (31.9)%   5.7%
                                                        ====  =====   =====

   The domestic and foreign components of earnings before income tax were:

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1997     1998      1999
                      (in thousands)                 -------  -------  --------
      Domestic...................................... $ 9,157  $  (441) $(15,435)
      Foreign.......................................    (640)  (8,552)   (2,253)
                                                     -------  -------  --------
                                                     $ 8,517  $(8,993) $(17,688)
                                                     =======  =======  ========

10--Accrued Expenses and Other Liabilities

   Components of accrued expenses and other liabilities consist of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1999
                            (in thousands)                        ------ ------
      Accrued compensation and related expenses.................. $1,547 $6,314
      Income taxes payable.......................................    838    114
      Accrued restructuring and other special charges............  2,960    450
      Other liabilities..........................................  2,329  2,894
                                                                  ------ ------
                                                                  $7,674 $9,772
                                                                  ====== ======

                        NATURAL MICROSYSTEMS CORPORATION

11--Indebtedness

 Bank Lines of Credit

   The Company established a new $7.5 million bank line of credit for working capital purposes effective May 14, 1999. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. The Company is subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. As of December 31, 1999, the Company is currently compliant with all covenants under the line, and there are no amounts currently outstanding. This agreement is subject to renewal on May 13, 2000.

   As part of the acquisition of QWES, the Company assumed its outstanding debt which consisted of promissory notes and notes payable. The total amount of debt outstanding at December 31, 1999 was $2.5 million from the QWES acquisition. The debt bears interest ranging from 8.0% to 10.0% per annum. At December 31, 1999, $2.2 million of the debt matures on various dates in 2000 and is included in the current portion of long-term debt, and the remaining amount of $275,000 is included in long-term debt less current portion and matures in 2002. The acquisition of QWES caused the Company to be in default of a covenant with one of the lenders, however, as a condition of the acquisition being consummated, the lender waived the default. In connection with the issuance of some of the notes, the Company issued warrants to purchase 84,835 shares of common stock of the Company at an exercise price of $.07 per share for 70,542 shares and $7.87 per share for the remaining 14,293 shares. The warrants are exercisable in whole or in part at any time from the date of the grant and expire four years from the date of grant. At December 31, 1999, warrants to purchase 19,901 shares were outstanding. The estimated fair value of the warrants aggregating approximately $147,000, has been reflected as original issue discount reducing the carrying value of the notes on the accompanying balance sheet and is being amortized to interest expense over the respective lives of the notes.

   The Company has a 2.0 million French franc ($309,000 at December 31, 1999) line of credit with a European bank. At December 31, 1999, there were no borrowings outstanding under this line. Borrowings under this line bear interest at rates ranging from 7.5% to 9.0%. Borrowings are collateralized by certain of the Company's assets.

   Included in debt is a government advance of $231,000 and $31,000 at December 31, 1998 and 1999, respectively. This represents an interest free loan from the French government repayable from the proceeds of export sales from France.

12--Profit Sharing Plans

   The Company has established a 401(k) cash or deferred profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 1997, 1998 and 1999 was $258,000, $416,000 and $452,000, respectively.

   The Company currently matches contributions each pay period at 50.0% of the employee's contributions up to 6.0% of the employee's compensation, not to exceed the federal limit of $10,000 per calendar year.

                        NATURAL MICROSYSTEMS CORPORATION

13--Basic and Diluted Net Income (Loss) Per Common Share

   The following is a reconciliation of basic and diluted net income (loss) per common share computations for net income, pursuant to SFAS 128:

                                               Year Ended December 31, 1999
                                              --------------------------------
                                                Income                   Per
                                                (loss)       Shares     Share
                                              (Numerator) (Denominator) Amount
                                              ----------  ------------  ------
                                              (In thousands except for share
                                                   and per share data)
      Basic net income (loss) per
       common share.........................   $(18,688)   11,482,342   $(1.63)
      Effect of dilutive securities (stock
       options).............................        --            --       --
                                               --------    ----------   ------
      Diluted net income (loss) per
       common share.........................   $(18,688)   11,482,342   $(1.63)
                                               ========    ==========   ======

                                               Year Ended December 31, 1998
                                              --------------------------------
                                                Income                   Per
                                                (loss)       Shares     Share
                                              (Numerator) (Denominator) Amount
                                              ----------  ------------  ------
      Basic net income (loss) per
       common share.........................   $ (6,125)   10,923,261   $(0.56)
      Effect of dilutive securities (stock
       options).............................        --            --       --
                                               --------    ----------   ------
      Diluted net income (loss) per
       common share.........................   $ (6,125)   10,923,261   $(0.56)
                                               ========    ==========   ======

                                               Year Ended December 31, 1997
                                              --------------------------------
                                                Income                   Per
                                                (loss)       Shares     Share
                                              (Numerator) (Denominator) Amount
                                              ----------  ------------  ------
      Basic net income (loss) per
       common share.........................   $  3,759    10,481,340   $ 0.36
      Effect of dilutive securities (stock
       options).............................        --        697,887      --
                                               --------    ----------   ------
      Diluted net income (loss) per
       common share.........................   $  3,759    11,179,227   $ 0.34
                                               ========    ==========   ======

   The effect of dilutive options excludes those stock options for which the impact would have been anti-dilutive based on the exercise price of the options. The number of options that were anti-dilutive at December 31, 1997, 1998 and 1999 were 75,950, 3,349,701 and 2,748,488, respectively.

14--Stock Option and Stock Purchase Plans

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

 1993 Stock Option Plan

   In October 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan permits both incentive and non-statutory options to be granted to

                        NATURAL MICROSYSTEMS CORPORATION
employees, directors and consultants. In March 1998, the Board of Directors adopted and in April 1998, the Company's stockholders approved (i) an increase in the number of shares available under the 1993 Plan from 1.5 million to 1.9 million and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company's common stock on the date of grant.

 1993 Non-Employee Directors Stock Option Plan

   In October 1993, the Company's Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan") which provides for the purchase of up to 120,000 shares of common stock pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. In March 1996 the Board of Directors adopted and in May 1996 the Company's stockholders approved (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 10,000 to 15,000 and (ii) an increase in the number of shares for which options shall be granted to incumbent non-employee directors from 2,000 to 5,000. In March 1999, the Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Directors Plan from 120,000 to 240,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 1999, 140,000 shares had been granted at prices ranging from $4.88 to $49.25 per share.

 1995 Non-Statutory Stock Option Plan

   In October 1995, the Company's Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the "1995 Plan"). The 1995 Plan permits non-statutory options to be granted to non-executive officer employees and consultants of the Company. In April 1998, the Board of Directors amended the plan to increase the number of shares available for purchases to 1,300,000 shares of common stock, and in March 1999, the Board of Directors amended the plan to increase the number of shares available for purchases to 1,800,000 shares of common stock. The exercise price of non-statutory options may not be less than 100% of the fair market value of the company's common stock on the date of grant.

                                 Year Ended                Year Ended                 Year Ended
                             December 31, 1997          December 31, 1998         December 31, 1999
                          ------------------------- -------------------------- -------------------------
                                        Weighted                   Weighted                  Weighted
                                        Average                    Average                   Average
                           Options   Exercise Price  Options    Exercise Price  Options   Exercise Price
                          ---------  -------------- ----------  -------------- ---------  --------------
Outstanding at beginning
 of period..............  2,087,157      $10.28      1,766,251      $15.68     2,364,508      $11.39
Granted.................    338,155       28.66      1,932,035       16.39     1,030,447        9.87
Exercised...............   (622,772)       4.77       (171,309)       9.19      (303,561)       7.36
Forfeited or expired....    (36,289)      15.89     (1,162,469)      26.64      (343,044)       9.58
                          ---------      ------     ----------      ------     ---------      ------
Outstanding at end of
 period.................  1,766,251       15.68      2,364,508       11.39     2,748,350       11.47
                          ---------      ------     ----------      ------     ---------      ------
Exercisable at end of
 period.................    609,092      $10.76        824,229      $10.93     1,176,460      $11.50
                          =========      ======     ==========      ======     =========      ======

                        NATURAL MICROSYSTEMS CORPORATION

   The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 1999:

                               Weighted
                                Average     Weighted                 Weighted
  Range of                     Remaining    Average                  Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Prices       Outstanding      Life        Price     Exercisable    Price
-------------   -----------   -----------   --------   -----------   --------
$ 0.17-$10.00    1,195,654        7.9        $ 6.26       470,688     $ 6.50
$10.01-$20.00    1,275,222        6.8         11.29       591,291      12.08
$20.01-$30.00      105,893        6.8         25.44        85,667      25.53
$30.01-$40.00       50,831        8.4         35.00        17,977      34.31
$40.01-$50.00      120,750        9.7         44.27        10,837      48.94
                 ---------        ---        ------     ---------     ------
                 2,748,350        7.4        $11.47     1,176,460     $11.50
                 =========        ===        ======     =========     ======

 Other Stock Option Information

   On July 9, 1998, the Company gave certain holders of stock options, including executive officers, the opportunity to exchange options for new options with a lower exercise price and with a new vesting schedule beginning on the grant date of the new options. The Company believes the repricing restored the long term incentive element of its stock option programs. The options were valued at $10.19, which reflects the market closing price on the date of the re-pricing. There were 1,040,639 options that were exchanged at exercise prices ranging from $12.31 to $48.62. Prior to this event, the Company had never engaged in a repricing of common stock options.

   All options granted under the various plans administered by the Company have a vesting life not to exceed four years. These options have an expiration date of ten years from the date of grant, with the exception of all repriced options, which have an expiration date of seven years from the date of grant.

   The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plan.

   The weighted average fair value at date of grant for stock options granted during the years ended December 31, 1997, 1998 and 1999 was $14.95, $3.33 and $6.83, respectively. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No.123, the Company's net income (loss), and net income (loss) per diluted common share for the years ended December 31, 1997, 1998 and 1999, would have been $571,000, ($8.2 million) and ($23.6 million) and $0.05, ($0.75) and ($2.06), respectively. The fair value of each option granted during the years ended December 31, 1997, 1998 and 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; an expected life of five years, no dividend yield, 50.0% expected volatility in 1997 and 1998 and 80.0% in 1999, and a risk free interest rate of 6.6% for 1997, 5.6% for 1998 and 6.4% for 1999.

                        NATURAL MICROSYSTEMS CORPORATION

   The effects of applying SFAS No.123 in the disclosure are not indicative of future amounts. SFAS No.123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

 1993 Employee Stock Purchase Plan

   The 1993 Employee Stock Purchase Plan ("Purchase Plan"), which was adopted by the Board of Directors in 1993 and amended by the Company's stockholders in 1996, permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company reserved 400,000 shares for the Purchase Plan. In March 1999, the Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Purchase Plan from 400,000 to 700,000 shares. As of December 31, 1999, 292,864 shares have been issued under the Purchase Plan at prices ranging from $4.36 to $48.62 per share.

Restricted Stock Awards

   On April 3, 1998, QWES.com, Inc. issued 933,762 shares of restricted common stock at a fair value of $0.11 per share to its founders. The stock was scheduled to vest over a three-year period, but vested in full when the Company acquired QWES in December 1999.

15--Commitments

   The Company leases its current manufacturing and office facilities under non-cancelable leases extending to April 30, 2012. The Company occupies other facilities under leases, which expire within one year. Rental expenses under all operating lease agreements in effect during December 31, 1997, 1998 and 1999 amount to approximately $1.2 million, $1.3 million and $1.8 million, respectively.

   The Company currently has a sublease on one of its facilities located in Schaumburg, Illinois. The lease calls for payments of $5.6 million over a nine-year period beginning in November 1999. These payments over time would reduce the overall lease burden of the Company to $17.5 million. Due to the acquisition of QWES, the Company is currently looking for a new facility in the Tustin, California area to replace its current facility. QWES's current lease expires in February 2000.

   The Company has various other facilities throughout North America, Europe and Asia that have short term leases and act as sales offices. The Company believes that the existing facilities are adequate for our current needs and that suitable space will be available to meet future needs.

   At December 31, 1999, commitments under operating leases for minimum future payments consist of the following:

                                               Leases
                      (in thousands)           -------
               Year ending December 31,
               2000........................... $ 2,148
               2001...........................   2,316
               2002...........................   2,304
               2003...........................   2,047
               2004...........................   2,009
               Thereafter.....................  12,247
                                               -------
                                               $23,071
                                               =======

                        NATURAL MICROSYSTEMS CORPORATION

16--Segment and Geographic Information

   The Company manages its business on the basis of geographic area. See Note 1 for a description of the Company's business. All intercompany revenues and expenses are eliminated in computing revenues and operating income. As of December 31, 1999 the Company has operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. "Other" includes the regions of Asia and Latin America.

                                North America Europe    Other   Corporate  Total
                                ------------- -------  -------  --------- --------
                                                 (in thousands)
      Net Sales to
       unaffiliated customers:
        1999..................    $ 57,664    $14,329  $ 7,483            $ 79,476
        1998..................      55,906     11,772    8,851              76,529
        1997..................      54,358     11,393    9,612              75,363
      Income (loss) from
       operations:
        1999..................    $(16,780)   $  (608) $   754            $(16,634)
        1998..................      (1,283)    (4,208)  (4,566)            (10,057)
        1997..................       7,900     (1,876)   1,295               7,319
      Segment assets:
        1999..................    $ 47,287    $ 9,764  $ 1,355   $12,303  $ 70,709
        1998..................      51,655      9,540    1,086    16,669    78,950
        1997..................      45,242      7,616      800    28,035    81,693
      Long-lived assets:
        1999..................    $ 30,901    $ 2,522  $   503            $ 33,926
        1998..................      27,035      2,532      554              30,121
        1997..................      17,441      1,940      188              19,569
      Capital expenditures:
        1999..................    $  5,668    $   423  $   103            $  6,194
        1998..................       7,354        909      355               8,618
        1997..................       6,724        408       75               7,207
      Depreciation and
       amortization expense:
        1999..................    $  6,028    $   497  $    56            $  6,581
        1998..................       5,074        459      102               5,635
        1997..................       2,570        351       74               2,995

   Included in North America are the United States and Canada. Net sales to unaffiliated customers from North America were $54.4 million, $55.9 million and $57.7 million for the years ended December 31, 1997, 1998 and 1999, respectively. There are no other countries that had material net sales to unaffiliated customers or long-lived assets.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
--------------------

None.

                       Natural MicroSystems Corporation
            Valuation and Qualifying Accounts        Schedule VIII

             Col. A                     Col. B         Col. C          Col. D          Col. E
             -------                    -------        ------          ------          ------
Allowance for                         Balance at                                      Balance at
doubtful accounts                  beginning of year  Additions     Deductions (1)    end of year
                                   -----------------  ---------     --------------    -----------

12/31/97                             $684,625         $  510,793     $553,500         $  641,918
12/31/98                             $641,918         $  755,448     $618,369         $  778,997
12/31/99                             $778,997         $1,235,480     $605,993         $1,408,483

(1) Amounts include write-offs of accounts receivable deemed to be uncollectable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

   The following table lists our executive officers and directors as of December 31, 1999.

                 Name             Age                 Position
                 ----             ---                 --------
      Robert P. Schechter          51 Chairman of the Board, President and
                                      Chief Executive Officer
      Robert E. Hult               52 Senior Vice President of Finance and
                                      Operations, Chief Financial Officer and
                                      Treasurer
      George D. Kontopidis, Ph.D.  45 Senior Vice President of Engineering
      Dorothy A. Terrell           54 Senior Vice President of Worldwide Sales
                                      and Services and President of the
                                      Services Group
      R. Brough Turner             53 Senior Vice President of Technology
      Alex N. Braverman            40 Vice President and Corporate Controller
      Dianne L. Callan             54 Vice President and General Counsel
      Allen P. Carney              49 Vice President of Marketing
      Joel A. Hughes               35 Vice President of Business Development
      James E. Toale               46 Vice President of Human Resources
      Charles J. Walker            54 Vice President and General Manager,
                                      PolicyPoint Division
      Zenas W. Hutcheson, III      46 Director
      W. Frank King, Ph.D.         60 Director
      Pamela D. A. Reeve           50 Director
      Ronald W. White              59 Director

   Each member of our board of directors is elected at the annual meeting of stockholders and holds office for three years and until his or her successor is elected and qualified.

   Mr. Schechter has served as a member of the Board, President and Chief Executive Officer of Natural MicroSystems since April 1995 and as Chairman of the Board since March 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation and from 1980 to 1987 he was a partner of Coopers and Lybrand LLP. Mr. Schechter is also a director of Infinium Software, Inc., a developer of enterprise-level business software applications.

   Mr. Hult joined Natural MicroSystems as Vice President of Finance, Chief Financial Officer and Treasurer in October 1998 and became Senior Vice President of Finance and Operations in April 1999. From 1996 to 1998 he held numerous senior executive positions at AltaVista Search Service (a division of Digital Equipment Corporation), departing as Chief Operating Officer, Chief Financial Officer and General Manager. He served Digital Equipment Corporation in a variety of financial executive positions from 1972 to 1995.

   Dr. Kontopidis has served as our Vice President of Engineering of the Company since January 1989 and became Senior Vice President of Engineering in April 1999. From 1984 until 1989, he was director of engineering of the Sea Data Division of Pacer Systems, Inc., a maker of oceanographic instruments.

   Ms. Terrell joined Natural MicroSystems as our Senior Vice President of Corporate Operations and President of the Services Group in February 1998, and became Senior Vice President of Worldwide Sales and Services and President of the Services Group in April 1999. From 1991 until 1997, she was President of Sun Express, Inc., the after-marketing and online services company of

Sun Microsystems, Inc. Ms. Terrell is also a director of Sears Roebuck and Company, General Mills, Inc. and Herman Miller, Inc., a maker of office furniture.

   Mr. Turner, a co-founder of Natural MicroSystems, has served as our Senior Vice President of Technology since 1994. He served as Vice President of Operations from 1983 to 1994.

   Mr. Braverman has served as our Vice President and Corporate Controller since February 1999. From 1994 to 1998, Mr. Braverman held senior financial executive positions at Concentra Corporation, a developer of sales and engineering software automation products, most recently as Vice President, Chief Financial Officer and Treasurer. From 1988 to 1994, Mr. Braverman was Controller of Artel Communications Corporation, a manufacturer of networking products.

   Ms. Callan has served as our Vice President and General Counsel since April 1997. She was Deputy General Counsel of Lotus Development Corporation from 1986 to 1996.

   Mr. Carney has served as our Vice President of Marketing since April 1996. From 1992 to 1996, Mr. Carney held various marketing positions including Vice President, Applications Marketing and Vice President of International Marketing at Lotus Development Corporation. From 1982 to 1992, Mr. Carney held various marketing positions including Vice President, European Operations with Atex, Inc., a turnkey supplier of pre-press automation systems.

   Mr. Hughes has served as Vice President of Business Development since October 1999. He joined Natural MicroSystems in 1997 as part of the acquisition of ViaDSP, Inc., which he founded in 1996 and of which he served as President. Mr. Hughes was a founder of DSP Software Engineering in 1989 and served as its Vice President of Consulting until 1996.

   Mr. Toale has served as our Vice President, Human Resources since August 1998. From 1984 to 1998 he held various positions in human resources for Digital Equipment Corporation, most recently Vice President, Human Resources for Digital's AltaVista division.

   Mr. Walker, Vice President and General Manager of the PolicyPoint Division, joined Natural MicroSystems in December 1999 as part of its acquisition of QWES.com, Inc., which he founded in April 1998 and of which he served as Chairman, President and Chief Executive Officer. Prior to founding QWES, he was Senior Vice President of Engineering at Ascom Timeplex. He joined Ascom Timeplex in 1990 as part of its acquisition of Doelz Networks, a pioneering company of asynchronous transfer mode technology, which he founded in 1977 and of which he was Vice President of Engineering. Mr. Walker is also a director of ASI Wireless Inc., a provider of support services for wireless service providers.

   Mr. Hutcheson has served as a director of Natural MicroSystems since 1989. He has been, since September 1998, a general partner of St. Paul Venture Capital, a venture capital firm. From 1982 to 1998, Mr. Hutcheson was president of Hutcheson & Co., Inc., a management consulting firm.

   Dr. King has served as a director of Natural MicroSystems since 1997. He has been, since November 1998, a private investor. From 1992 to 1998, he was Chief Executive Officer of PSW Technologies, Inc. (formerly a division of Pencom, Inc.), a provider of software services. From 1988 to 1992, Dr. King was Senior Vice President of Development of Lotus Development Corporation, and for the previous 19 years he served in various positions with IBM Corporation, including his last position as Vice President of Development for the entry system division. He is also a director of Auspex Systems, Inc., a provider of network-attached storage devices; eOn Communications Corporation, formerly known as Cortelco Systems, Inc., a provider of telecommunications applications; Excalibur Technologies Corporation, a developer of document management software; PSW Technologies, Inc.; Best Software, Inc., a supplier of corporate resource management software solutions; and Perficient, Inc., a provider of virtual professional services organizations to Internet software companies.

   Ms. Reeve has served as a director of Natural MicroSystems since 1997. She has served, since September 1993, as Chief Executive Officer and a director and, from 1989 to September 1993, as President, Chief Operating Officer and a director of Lightbridge, Inc., a provider of products and services which enable wireless telecommunications carriers to improve customer acquisition and retention processes. From 1978 to 1989, she was with The Boston Consulting Group, a management consulting firm. Ms. Reeve is a director of WebLink Wireless, Inc., formerly known as PageMart Wireless, Inc., a provider of wireless messaging services.

   Mr. White has served as a director of Natural MicroSystems since 1988. Since October 1997, he has been a partner of GSM Capital, a venture capital fund focused on wireless technology. Since 1983, Mr. White has been a partner of Advanced Technology Development Fund, a venture capital firm. Mr. White is also a director of Preferred Networks, Inc., a provider of paging services.

Item 11.  Executive Compensation.
          -----------------------

The information appearing under the caption "Executive Compensation" (other than the information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Stockholder Return") of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 2000 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 2000 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

The information appearing under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for is Annual Meeting of Stockholders to be held April 28, 2000 is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on FORM 8K.
          ---------------------------------------------------------------

(a) (1)  Financial Statements
-----------------------------

The following are included in Part II of this report:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1998 and 1999.

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999.

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998 and 1999.

Consolidated Statements of Cash Flow for the Years Ended December 31, 1997, 1998 and 1999.

Notes to the Consolidated Financial Statements.

(a) (2) Financial Statement Schedules

The following are included on the indicated pages of this report:

                                                                       Page No.
                                                                       --------

Report of Independent Accountants on Schedule                             32
Schedule VIII Valuation and Qualifying Accounts                           51

Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a) (3)  Exhibits

The Exhibit Index, appearing after the signature page on sequentially numbered page 57, is incorporated herein by reference.

(a) (4)  Reports on Form 8-K

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

Signature                               Title                                                  Date

/s/ Robert P. Schechter
------------------------------------    President, Chief Executive Officer and                 January 24, 2000
Robert P. Schechter                     Chairman of the Board of Directors
                                        (Principal Executive Officer)
/s/ Robert E. Hult
------------------------------------    Senior Vice President of Finance and Operations,       January 24, 2000
Robert E. Hult                          Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)

/s/ Alex N. Braverman
------------------------------------    Vice President and Corporate Controller                January 24, 2000
Alex N. Braverman                       (Chief Accounting Officer)

/s/ Zenas W. Hutcheson III
------------------------------------    Director                                               January 24, 2000
Zenas W. Hutcheson III

/s/ W. Frank King, Ph.D.
------------------------------------    Director                                               January 24, 2000
W. Frank King, Ph.D.

/s/ Pamela D. A. Reeve
------------------------------------    Director                                               January 24, 2000
Pamela D. A. Reeve

/s/ Ronald W. White
------------------------------------    Director                                               January 24, 2000
Ronald W. White

                                      56

                       Natural MicroSystems Corporation

                                 Exhibit Index

The Company will furnish to any stockholder who so requests, a copy of this Annual Report on Form 10-K, as amended, including a copy of any exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed its cost of furnishing such exhibit.


Exhibit
  No.                                     Title
--------------------------------------------------------------------------------
    *2.4 Agreement and Plan of Merger and Reorganization dated as of November 30, 1999 by and among the Registrant, NMS California Acquisition Corp. and QWES.com, Inc. (filed with the Registrant's Form 8-K dated January 13, 2000).
    *2.5 Amendment to Agreement and Plan of Merger and Reorganization dated as of December 15, 1999 by and among the Registrant, NMS California Acquisition Corp., QWES.com, Inc. and NMS Delaware Acquisition
          Corp. (filed with the Registrant's Form 8-K dated January 13, 2000). *3.1 Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10K for the year ended December 31, 1995). *3.2 By-laws of Registrant, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
    *4.1  Specimen Certificate for the Common Stock (filed with the
          Registrant's registration statement on Form S-1 (#33-72596)).
   *10.3 Agreement dated as of February 28, 1992 between Registrant and Eltron Associates (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
 #*10.11 1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
 #*10.12 1993 Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-57141)).
 #*10.13 1993 Employee Stock Purchase Plan as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-57141)).
 #*10.14 1993 Non-Employee Directors Stock Option Plan as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-57141)).
  *10.18 Lease Amendment between Registrant and Lillian Greene dated April 4, 1995 (filed with the Registrant's Form 10-Q for the quarter ended
          June 31, 1995).
 #*10.19 1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-57141)).
  *10.20 Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant's Form 10-K for the year ended December 31, 1996).
  *10.21 Loan Modification Agreement dated May 17, 1996 between Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996).
  *10.22 Turnkey Manufacturing Agreement dated June 1, 1996 between the Registrant and Sanmina Corporation.
    21.1  Subsidiaries of the Company.
    23.1  Consent of PricewaterhouseCoopers LLP.
    27.1  Financial Data Schedule.

* Previously filed with the registration statement or report indicated. # Management contract or compensatory plan or arrangement.