Form 10-Q
period 2000-03-31
NATURAL MICROSYSTEMS CORP
filed 2000-05-15
CIK 915866

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

Commission File Number 0-23282

Natural MicroSystems Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2814586 (IRS Employer Identification No.)
100 Crossing Boulevard, Framingham, Massachusetts (Address of principal executive offices)	01702 (zip code)

(508) 620-9300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,428,205 shares of Common Stock, $.01 par value, outstanding at April 30, 2000.

The Index to Exhibits appears on Page 15	Total Number of Pages with Exhibits: 1

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements and Notes
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statements of Cash Flow	5
		Notes to Consolidated Financial Statements	6–8
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9–12
PART II	OTHER INFORMATION
	Item 4.	Submission of Matters of Vote of Security Holders	13–14
	Item 6.	Exhibits and Reports on Form 8-K	14

Natural MicroSystems Corporation

Condensed Consolidated Balance Sheets

(In $000s)

	March 31, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash	$168,705	$16,617
Marketable securities	27,517	6,837
Accounts receivable, net of allowance for uncollectable accounts of $1,228 and $1,408, respectively	13,158	11,604
Inventories	6,384	5,393
Prepaid expenses and other current assets	6,090	5,044

Total current assets	221,854	45,495
Property and equipment, net of accumulated depreciation of $13,857 and $12,384, respectively	14,766	14,871
Other long-term assets	6,367	6,883
Intangible assets, net	3,153	3,460

Total assets	$246,140	$70,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,591	$7,211
Accrued expenses and other liabilities	10,298	9,772
Current portion of long term obligations	10	2,907

Total current liabilities	17,899	19,890
Long-term obligations, less current portion	48	306
Stockholders' equity	228,193	50,513

Total liabilities and stockholders' equity	$246,140	$70,709

The accompanying notes are an integral part of these consolidated financial statements

Natural MicroSystems Corporation

Condensed Consolidated Statements of Operations

(In $000s except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2000	1999
Revenues	$27,722	$16,621
Cost of revenues	10,589	6,625

Gross profit	17,133	9,996
Operating expenses:
Selling, general and administrative	11,011	9,743
Research and development	6,984	5,925

Total operating expenses	17,995	15,668

Operating loss	(862)	(5,672)
Other income (loss), net	1,976	(208)

Income (loss) before income taxes	1,114	(5,880)

Income tax expense (benefit)	78	(1,858)

Net income (loss)	$1,036	$(4,022)

Basic net income (loss) per common share	$0.07	$(0.36)

Weighted average shares outstanding	13,931,279	11,024,120

Diluted net income (loss) per common share	$0.07	$(0.36)

Weighted average shares outstanding	15,334,716	11,024,120

The accompanying notes are an integral part of these consolidated financial statements

Natural MicroSystems Corporation

Condensed Consolidated Statements of Cash Flow

(In $000s)

(Unaudited)

	Period Ended March 31, 2000	Period Ended March 31, 1999
Cash flow from operating activities:
Net income (loss)	$1,036	$(4,022)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,873	1,737
Provision for bad debts		435
Gain (loss) on sale of marketable securities	(27)	14
Changes in assets and liabilities:
Accounts receivable	(1,721)	2,281
Inventories	(1,095)	463
Prepaid expenses and other assets	(494)	(1,394)
Accounts payable	413	(649)
Accrued expenses and other liabilities	97	692

Cash provided by (used in) operating activities	82	(443)

Cash flow from investing activities:
Additions to property and equipment	(1,484)	(1,595)
Additions to intangible assets	(60)	(525)
Purchases of marketable securities	(31,036)	(1,008)
Proceeds from the sale of marketable securities	10,278	2,637
Proceeds from the sale of property & equipment	4	(5)

Cash used in investing activities	(22,298)	(496)

Cash flow from financing activities:
Proceeds from issuance of notes payables		942
Payments of refundable advances	(106)	(104)
Payments of notes payables	(2,479)
Proceeds from follow-on offering, net of issuance costs	175,148
Proceeds from issuance of common stock, net of issuance costs	1,607	38

Cash provided by financing activities	174,170	876

Effect of exchange rate changes on cash	134	277
Net increase in cash and cash equivalents	152,088	214
Cash and cash equivalents, beginning of period	16,617	12,173

Cash and cash equivalents, end of period	$168,705	$12,387

The accompanying notes are an integral part of these consolidated financial statements

Natural MicroSystems Corporation

Notes to Condensed Consolidated Financial Statements

A. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of income, operations and cash flow for the three month periods ending March 31, 2000 and 1999 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

    In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the three month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999.

B. STOCKHOLDERS' EQUITY: (in 000s)

	Common Stock				Accumulated Other Comprehensive Income (loss)	Notes Receivable from Common Stockholders
			Additional Paid-in Capital	Accumulated Deficit			Treasury Stock		Comprehensive Income (Loss)
	Shares	Amount						Total
Balance at December 31, 1999	12,766	$128	$72,923	$(21,980)	$(391)	$(99)	$(68)	$50,513	$(19,031)

Exercise of common stock options	182	1	1,606					1,607
Issuance of common stock under employee purchase plan
Stock issued in follow-on offering net of $198 in issuance costs	3,450	35	175,114					175,149
Warrants excerised	6							—
Foreign currency
Translation adjustment					(19)			(19)	(19)
Change in market value of securities available for sale					(93)			(93)	(93)
Net income				1,036				1,036	1,036

Balance at March 31, 2000	16,404	$164	$249,643	$(20,944)	$(503)	$(99)	$(68)	$228,193	$924

C. INDEBTEDNESS

    The Company established a $7.5 million bank line of credit for working capital purposes effective May 14, 1999. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. The Company is subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. The Company is currently compliant with all covenants under the line, and there are no amounts currently outstanding.

D. EARNINGS PER SHARE

    The following is a reconciliation of basic to the diluted earning per share (EPS) computations for net income (loss). The shares outstanding calculation for the three months ended March 31, 1999 do not include 2,666,189 anti-dilutive shares:

	Three months ended March 31, 2000
(In $000's except per share data)	Income (loss)	Shares	Per Share Amount
Basic EPS (income available to all shareholders)	$1,036	13,931	$0.07
Effect of dilutive securities (stock options)		1,404

Diluted EPS (income available to common stockholders + assumed conversions)	$1,036	15,335	$0.07

	Three months ended March 31, 1999
(In $000's except per share data)	Income (loss)	Shares	Per Share Amount
Basic EPS (income available to all shareholders)	$(4,022)	11,024	$(0.36)
Effect of dilutive securities (stock options)

Diluted EPS (income available to common stockholders + assumed conversions)	$(4,022)	11,024	$(0.36)

E. INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories, as of December 31, 1999 and March 31, 2000 were comprised of the following:

(In $000's)	March 31, 2000	December 31, 1999
Raw materials	$583	$517
Work in Process	3,124	2,611
Finished goods	2,677	2,265

	$6,384	$5,393

F. SEGMENT INFORMATION

    The following table presents the Company's revenues and operating income by geographic segment:

	Three Months ended March 31,
(In $000's)	2000	1999
Revenues
North America	$20,382	$11,537
Europe	3,769	3,427
Other	3,571	1,657

Total revenues	$27,722	$16,621

Operating (loss)
North America	$(1,637)	$(5,262)
Europe	(442)	(445)
Other	1,217	35

Total operating loss	$(862)	$(5,672)

G. COMPREHENSIVE INCOME

    The following table represents the Company's comprehensive income for the stated periods.

	Three Months ended March 31,
(In $000's)	2000	1999
Net income (loss)	$1,036	$(4,022)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(19)	(189)
Change in market value of securities available for sale	(93)

Comprehensive income (loss)	$924	$(4,211)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We provide enabling technologies to the world's leading suppliers of networking and communications equipment. Our customers incorporate our software and hardware products and technologies into their solutions in order to enable service providers and enterprises to rapidly, and cost-effectively deploy data, voice and fax applications and enhanced services in converged networks. Over the past two years, we have been strategically repositioning our business to address new, high growth markets resulting from the growth in the converged network build out. To support this repositioning, we made significant investments in our sales force, built a service organization, expanded our research and development and strengthened our management team.

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

    Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. As of March 31, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and that these expenses will increase in the future.

Results of Operations

Revenues

    Revenues of $27.7 million for the three months ended March 31, 2000 ("2000"), increased 66.8% percent from $16.6 million for the three months ended March 31, 1999 ("1999"). The increase from 2000 to 1999 was attributable to increased revenues in North America and Asia, increased revenues from our strategic and major accounts and growth in the service sector.

    Revenues from customers located outside of North America of $7.3 million for the three months ended March 31, 2000 increased 44.4% from $5.1 million for the three months ended March 31, 1999 and represented 26.5% and 30.6% of revenues for 2000 and 1999, respectively. The increase was attributed primarily to growth in Asia, where revenues increased 120.8% from $1.5 million to $3.3 million.

Gross Profit

    Gross profit for the three months ended March 31, 2000 of $17.1 million, increased 71.4% from $10.0 million for the three months ended March 31, 1999, and represented 61.8% and 60.1% of revenues for 2000 and 1999, respectively. The increase in gross profit is directly related to the additional revenue growth.

Selling, General and Administrative

    Selling, general and administrative expenses of $11.0 million for the three months ended March 31, 2000 increased 13.0% from $9.7 million for the three months ended March 31, 1999, and represented 39.7% and 58.6% of total revenues for 2000 and 1999, respectively. The increase in expenses was due to costs associated with increased selling activity and increased expenditures for marketing, international expansion and customer support. These increased expenses were in anticipation of increased revenues and aided in our repositioning. The Company expects that its selling, general and administrative expenditures will vary as a percentage of product revenues in future periods.

Research and Development

    Research and development expenditures of $7.0 million for the three months ended March 31, 2000 increased 17.9% from $5.9 million for the three months ended March 31, 1999, and were 25.2% and 35.6% of total revenues for 2000 and 1999, repsectively. The increases were due to increased personnel and development project related cost associated with the Convergence Generation Alliance Generation product lines and associated software, and the development of PolicyPoint. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of product revenues in future periods.

Restructuring Charges

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

    In the first quarter of 1999, we completed our management reorganization and terminated two additional senior managers. The severance costs were approximately $441,000, with an anticipated savings of approximately $327,000 a year. In addition, in the fourth quarter of 1999, we incurred a special charge of approximately $557,000 for payroll-related taxes on an option exercise by one of the terminated managers. At March 31, 2000 the aggregate severance accruals have a remaining accrued balance of approximately $294,000, which will be fully paid in 2000.

Other Income (Expense), Net

    Other income (expense), net for the three months ended March 31, 2000 and 1999 was $2.0 million and ($208,000), respectively. The increase was primarily due to the sale of an investment that the Company had in a privately held company. This gain was realized and recognized during the first quarter of 2000.

Income Tax Expense (Benefit)

    Income tax expense (benefit) of $78,000 and ($1.9) million for the three months ended March 31, 2000 and 1999, respectively. The Company's current effective tax rate is 7.0%, on a worldwide basis. For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce income of approximately $16.4 million at December 31, 1999. These carryforwards will begin to expire in 2004 and $2.9 million of such carryforwards are subject to an annual limitation of $772,000 under Internal Revenue Code Section 382. There may be further Section 382 limitations as a result of changes in ownership. The Company also has a foreign net operating loss carryforward of approximately $845,000. The Company has $1.5 million of tax credits which is composed of federal research and development credits and state and local credits. These credits expire beginning in 2004. Under applicable accounting standards, management believes that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation has been established.

Liquidity and Capital Resources

    Cash provided by (used in) operations for the three month period ending March 31, 2000 and 1999 was $82,000 and ($443,000) respectively. Cash provided by operations in 2000, was the result of an increase in net income, accounts payable, accrued expenses and other liabilities offset by increases in accounts receivable, inventory and prepaid and other expenses. Cash was used in operations in 1999 as the result of a decrease in net income and accounts payable and increases in prepaid expenses and other assets partially. This was offset by reductions in accounts receivable generated through better collection rates, reductions in inventory through better management and increases in accrued expenses and other liabilities

    Cash used in investing activities for 2000 and 1999 of ($22.3) million and ($496,000), respectively. Cash was used in 2000 and 1999 for purchases of property and equipment of $1.5 million and $1.6 million respectively. In 2000, the Company purchased additional marketable securities totaling $20.7 million. In 1999, the Company had increases in intangible assets of $525,000. Also in 1999, the Company realized net proceeds of $1.6 million from the maturity of marketable securities.

    Cash provided by financing activities in 2000 and 1999 was $174 million and $876,000, respectively. In 2000, cash was provided by issuance of stock pursuant to a follow-on offering of $175 million. An additional $1.6 million was raised from issuance of common stock upon the exercise of common stock options. Cash was used in the amount of $2.5 million, for the same period, to repay debt incurred in connection with the acquisition of QWES.com. In 1999, cash proceeds were from borrowings and the issuance of common stock upon the exercise of common stock options.

    Current assets at March 31, 2000, were $221.9 million, 387.6% more than current assets of $45.5 million at December 31, 1999. Issuance of common stock accounted for the majority of this increase. Current liabilities at March 31, 2000 were $17.9 million, 10.0% less than current liabilities of $19.9 million at December 31, 1999. Payment of QWES.com short-term notes accounted for the decrease in liabilities in 2000.

Public Stock Offering

    On March 3, 2000 the Company had an additional stock offering of 3.45 million shares available to the public for $53.50 a share. This offering yielded an additional $175 million in additional capital for general corporate purposes, including working capital, capital expenditures and potential acquisitions. Shares were issued on March 8, 2000 following the sale of all 3.45 million shares.

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

PART II—OTHER INFORMATION

ITEMS 1-3  Not Applicable.

ITEM 4     Submission of matters to a vote of security holders

    On April 28, 2000, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

1.
Election of Robert P. Schechter and Ronald W. White as director for a three year terms. The results of the voting were as follows:

	For	Against	Withhold Authority
Robert P. Schechter	13,422,027		469,073
Ronald W. White	13,421,600		469,500
2.
Approval of an amendment to the Company's certification of incorporation to increase the number of authorized shares of common stock from 45,000,000 to 125,000,000.

For	Against	Withhold Authority
10,814,519	3,050,131	26,450
3.
Approval of the Company's 2000 Equity Incentive Plan.

For	Against	Withhold Authority
7,690,406	3,930,177	27,919
4.
Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent certified public accountants.

For	Against	Withhold Authority
13,875,563	2,978	12,599

ITEM 5.    Not Applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

    A. Exhibits

    No. 27.1—Financial Data Schedule

    B. Reports on Form 8-K

    A report on Form 8-K was filed on January 13, 2000 in connection with the Agreement and Plan of Merger and Reorganization by and among Natural Microsystems Corporation, NMS California Acquisition Corporation and QWES.com, Inc. The merger took place on December 23, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL MICROSYSTEMS CORPORATION
Dated: May 15, 2000	By:	/s/ ROBERT P. SCHECHTER Robert P. Schechter President and Chief Executive Officer And Chairman of the Board of Directors
Dated: May 15, 2000	By:	/s/ ROBERT E. HULT Robert E. Hult Vice President of Finance and Operations, Chief Financial Officer and Treasurer

Natural MicroSystems Corporation

Exhibit Index

Page
No. 27.1 Financial Data Schedule	16

QuickLinks

TABLE OF CONTENTS
PART II—OTHER INFORMATION
SIGNATURES
Exhibit Index