Form 10-Q
period 2000-06-30
NATURAL MICROSYSTEMS CORP
filed 2000-08-10
CIK 915866

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2000

Commission File Number 0-23282

Natural MicroSystems Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2814586 (IRS Employer Identification Number)
100 Crossing Boulevard, Framingham, Massachusetts (Address of principal executive offices)	01702 (Zip Code)

(508) 620-9300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,222,323 shares of Common Stock, $.01 par value, outstanding at July 31, 2000.

    The Index to Exhibits appears on Page 17    Total Number of Pages with Exhibits: 1

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements and Notes
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statements of Cash Flow	5
		Notes to Consolidated Financial Statements	6-9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14
	Item 4.	Submission of Matters to a Vote of Security Holders	14
PART II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	16

Natural MicroSystems Corporation

Condensed Consolidated Balance Sheets

(In $000s)

	June 30, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,941	$16,617
Marketable securities	97,618	6,837
accounts receivable, net of allowance for uncollectable accounts of $1,179 and $1,408, respectively	15,536	11,604
Inventories	7,156	5,393
Prepaid expenses and other current assets	6,962	5,044

Total current assets	231,213	45,495
Property and equipment, net of accumulated depreciation $15,329 and $12,384, respectively	16,020	14,871
Other long-term assets	3,326	6,883
Intangible assets, net	2,847	3,460

Total assets	$253,406	$70,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Account payable	$6,487	$7,211
Accrued expenses and other liabilities	11,591	9,772
Current portion of long term obligations	6	2,907

Total current liabilities	18,084	19,890
Long-term obligations, less current portion		306
Stockholders' equity	235,322	50,513

Total liabilities and stockholders' equity	$253,406	$70,709

The accompanying notes are an integral part of these condensed consolidated financial statements

Natural MicroSystems Corporation

Condensed Consolidated Statements of Operations

(In $000s except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2000	1999	2000	1999
Revenues	$32,125	$17,565	$59,847	$34,186
Cost of revenues	11,991	6,953	22,580	13,578

Gross profit	20,134	10,612	37,267	20,608
Operating expenses:
Selling, general and administrative	11,806	9,775	22,817	19,518
Research and development	6,940	6,258	13,924	12,183

Total operating expenses	18,746	16,033	36,741	31,701

Operating income (loss)	1,388	(5,421)	526	(11,093)
Other income (loss), net	3,989	191	5,965	(17)

Income (loss) before income taxes and merger costs	5,377	(5,230)	6,491	(11,110)

Income tax expense (benefit)	376	(1,580)	454	(3,438)

Net income (loss)	$5,001	$(3,650)	$6,037	$(7,672)

Basic net income (loss) per common share	$0.30	$(0.32)	$0.40	$(0.68)

Weighted average shares outstanding	16,517,272	11,405,050	15,227,072	11,214,585

Diluted net income (loss) per common share	$0.29	$(0.32)	$0.37	$(0.68)

Weighted average shares outstanding	17,455,662	11,405,050	16,144,864	11,214,585

The accompanying notes are an integral part of these condensed consolidated financial statements

Natural MicroSystems Corporation

Condensed Consolidated Statements of Cash Flow

(In $000s)

(Unaudited)

	Six Months Ended June 30, 2000	Six Months Ended June 30, 1999
Cash flow from operating activities:
Net income (loss)	$6,037	$(7,672)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,866	3,189
Gain on sale of investment	(915)
Deferred income taxes		413
Changes in assets and liabilities:
Accounts receivable	(4,169)	3,972
Inventories	(1,850)	948
Prepaid expenses and other assets	(1,398)	(195)
Accounts payable	(717)	(867)
Accrued expenses and other liabilities	1,376	1,943

Cash provided by operating activities	2,230	1,731

Cash flow from investing activities:
Additions to property and equipment	(4,623)	(2,885)
Additions to license agreements	(64)	(26)
Additions to intangible assets		(515)
Purchases of marketable securities	(113,705)	(6,571)
Proceeds from the sale of marketable securities	22,793	6,371
Proceeds from the sale of property & equipment	228	52
Proceeds from the sale of investment	3,915
Additions to other assets	2	(80)

Cash used in investing activities	(91,454)	(3,654)

Cash flow from financing activities:
Repayment on stockholders notes receivable	4	34
Payments on government advances	(102)	(101)
Payments of note payable	(2,477)	(27)
Payments of capital lease obligations		(9)
Proceeds from the issuance of notes payable		1,025
Proceeds from follow-on offering, net of issuance costs	174,931
Proceeds from issuance of common stock, net of issuance cost	4,006	453

Cash provided by financing activities	176,362	1,375

Effect of exchange rate changes on cash	186	427
Net increase (decrease) in cash and cash equivalents	87,324	(121)
Cash and cash equivalents, beginning of period	16,617	12,172

Cash and cash equivalents, end of period	$103,941	$12,051

The accompanying notes are an integral part of these condensed consolidated financial statements

Natural MicroSystems Corporation

Notes to Condensed Consolidated Financial Statements

A.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 30, 2000 and the condensed consolidated statements of income, operations and cash flow for the three month and six month periods ending June 30, 2000 and 1999 include the accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

    In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the six month period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999.

B.  STOCKHOLDERS' EQUITY: (in 000s)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Notes Receivable from Common Stockholders	Treasury Stock		Comprehensive Income (Loss)
	Shares	Amount						Total
Balance at December 31, 1999	12,766	$128	$72,923	$(21,980)	$(391)	$(99)	$(68)	$50,513	$(19,031)

Exercise of common stock options	335	3	3,026					3,029
Stock issued in follow-on offering	3,450	35	174,896					174,931
Warrants excerised	6
Issuance of common stock under employee purchase plan	42		913				68	981
Foreign currency translation adjustment					(79)			(79)	(79)
Change in market value of securities available for sale					(93)			(93)	(93)
Payment of notes receivable from common stockholders						3		3
Net income (loss)				6,037				6,037	6,037

Balance at June 30, 2000	16,599	$166	$251,758	$(15,943)	$(563)	$(96)	$—	$235,322	$5,865

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

D.  EARNINGS PER SHARE

    The following is a reconciliation of basic to the diluted earning per share (EPS) computations for net income (loss). The shares outstanding calculation for the three months ended June 30, 1999 do not include 62,000 anti-dilutive shares:

	Three months ended June 30, 2000
	Income (loss)	Shares	Per Share Amount
(In $000's except per share data)
Basic EPS (income available to all shareholders)	$5,001	16,517	$0.30
Effect of dilutive securities (stock options)		939

Diluted EPS (income available to common stockholders + assumed conversions)	$5,001	17,456	$0.29

	Three months ended June 30, 1999
	Income (loss)	Shares	Per Share Amount
(In $000's except per share data)
Basic EPS (income available to all shareholders)	$(3,650)	11,405	$(0.32)
Effect of dilutive securities (stock options)

Diluted EPS (income available to common stockholders + assumed conversions)	$(3,650)	11,405	$(0.32)

	Six months ended June 30, 2000
	Income (loss)	Shares	Per Share Amount
(In $000's except per share data)
Basic EPS (income available to all shareholders)	$6,037	15,227	$0.40
Effect of dilutive securities (stock options)		918

Diluted EPS (income available to common stockholders + assumed conversions)	$6,037	$16,145	$0.37

	Six months ended June 30, 1999
	Income (loss)	Shares	Per Share Amount
(In $000's except per share data)
Basic EPS (income available to all shareholders)	$(7,672)	11,215	$(0.68)
Effect of dilutive securities (stock options)

Diluted EPS (income available to common stockholders + assumed conversions)	$(7,672)	11,215	$(0.68)

E.  INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories, as of December 31, 1999 and June 30, 2000 were comprised of the following:

	June 30, 2000	December 31, 1999
(In $000's)
Raw materials	$583	$517
Work in process	3,781	2,611
Finished goods	2,792	2,265

	$7,156	$5,393

F.  SEGMENT INFORMATION

    The following table presents the Company's revenues and operating income by geographic segment:

	Three Months ended June 30,		Six Months ended June 30,
	2000	1999	2000	1999
(In $000's)
Revenues
North America	$21,464	$12,634	$41,846	$24,171
Europe	4,980	3,525	8,749	6,952
Other	5,681	1,406	9,252	3,063

Total revenues	$32,125	$17,565	$59,847	$34,186

Operating Income (loss)
North America	$(1,475)	$(5,112)	$(3,112)	$(10,374)
Europe	392	(281)	(50)	(726)
Other	2,471	(28)	3,688	7

Total operating income (loss)	$1,388	$(5,421)	$526	$(11,093)

G.  COMPREHENSIVE INCOME

    The following table represents the Company's comprehensive income for the stated periods.

	Three Months ended June 30,		Six Months ended June 30,
	2000	1999	2000	1999
(In $000's)
Net income (loss)	$5,001	$(3,650)	$6,037	$(7,672)
Other comprehensive income (loss) Items:
Foreign currency translation adjustment	(60)	(45)	(79)	(234)
Change in market value of securities available for sale			(93)

Comprehensive income (loss)	$4,941	$(3,695)	$5,865	$(7,906)

H.  SUBSEQUENT EVENTS

    On May 19, 2000 the Company announced that they had a definitive agreement to acquire InnoMediaLogic, Inc., ("IML") a privately held company headquartered in Canada. IML is a leading provider of enabling technology used in Voice over Digital Subscriber Line (VoDSL) gateways and other New Network solutions. The agreement calls for the Company to issue stock in the aggregate of 1,317,650 shares and pay cash totaling $69.1 million of total consideration for all outstanding shares and options of IML. The acquisition closed on July 7, 2000 and will be accounted for as a purchase.

    On July 11, 2000 the Company's Board of Directors also declared a two-for-one stock split, to be paid on August 7, 2000 as a 100% distribution of its common stock. The stock distribution will entitle each shareholder of record at the close of business on July 24, 2000 to one additional share for every one share of Natural Microsystems common stock held on that date. Shares in this quarterly report have not been adjusted to reflect this stock split.

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

    Our revenue is recognized from product sales upon of delivery, provided that collection is deemed probable. Service revenues are recognized ratably over applicable contract periods or as the services are performed.

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

    Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. As of June 30, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and that these expenses will increase in the future.

Results of Operations

Revenues

    Revenues of $32.1 million for the three months ended June 30, 2000 ("2000"), increased 82.9% percent from $17.6 million for the three months ended June 30, 1999 ("1999"). Revenues of $59.9 million for the six months ended June 30, 2000 increased 75.1% from $34.2 million for the six months ended June 30, 1999. The increase from 2000 to 1999 was attributable to increased revenues in North America, Europe and Asia, increased revenues from our strategic, major and emerging accounts and growth in the service sector.

    Revenues from customers located outside of North America of $10.7 million for the three months ended June 30, 2000 increased 116.2% from $4.9 million for the three months ended June 30, 1999 and represented 33.2% and 28.1% of revenues for 2000 and 1999, respectively. The increase was attributed primarily to growth in Asia, where revenues increased 396.5% from $1.1 million to $5.7 million. Revenues from customers located outside of North America of $18.0 million for the six months ended June 30, 2000 increased 79.7% from $10.0 million for the six months ended June 30, 1999. The increase was due to larger sales volume in both the European and Asian markets.

Gross Profit

    Gross profit for the three months ended June 30, 2000 of $20.1 million, increased 89.7% from $10.6 million for the three months ended June 30, 1999, and represented 62.7% and 60.4% of revenues for 2000 and 1999, respectively. The percentage increase was created by greater efficiencies in operations. Gross profit for the six months ended June 30, 2000 of $37.3 million increased 80.8% from $20.6 million for the six months ended June 30, 1999. The increase in gross profit is directly related to the additional revenue growth.

Selling, General and Administrative

    Selling, general and administrative expenses of $11.8 million for the three months ended June 30, 2000 increased 20.8% from $9.8 million for the three months ended June 30, 1999, and represented 36.8% and 55.7% of total revenues for 2000 and 1999, respectively. Selling, general and administrative expenses of $22.8 million for the six months ended June 30, 2000 increased 16.9% from $19.5 million for the six months ended June 30, 1999 and represented 38.1% and 57.1% of revenues, respectively. The increase in expenses was due to costs associated with increased selling activity and other revenue based expenses. The Company expects that its selling, general and administrative expenditures will vary as a percentage of product revenues in future periods.

Research and Development

    Research and development expenditures of $6.9 million for the three months ended June 30, 2000 increased 10.9% from $6.3 million for the three months ended June 30, 1999, and were 21.6% and 35.6% of total revenues for 2000 and 1999, respectively. Research and development expenditures of $13.9 million for the six months ended June 30, 2000 increased 14.3% from $12.2 million for the six months ended June 30, 1999 and represented 23.3% and 35.6% of revenues, respectively. The increases were due to increased personnel and development project related cost associated with the Convergence Generation and Alliance Generation product lines and associated software. The Company expects that its research and development expenditures will continue to increase, but may vary as a percentage of product revenues in future periods.

Restructuring and Other Special Charges

    In the fourth quarter of 1998, in response to changes in our business environment we took several actions to create efficiency, to decrease cash outflows and to manage our business more effectively that resulted in restructuring and other special charges. To eliminate payroll and other related expenditures, we reduced our headcount by three senior international managers. The accrued cost to implement this reduction was approximately $951,000 (of which approximately $65,000 was paid in 1998). We also committed to reduce future lease commitments for a new corporate office and engineering space, neither of which will be occupied. The accrued cost to reduce or terminate these lease commitments was approximately $2.1 million, with a projected avoidance of future costs of approximately $10.2 million over ten years.

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

In addition, in the fourth quarter of 1999, we incurred a special charge of approximately $557,000 for payroll-related taxes on an option exercise by one of the terminated managers. At June 30, 2000 the aggregate severance accruals have a remaining accrued balance of approximately $115,000, which will be fully paid in the fourth quarter of 2000.

Operating Income (Loss)

    As a result of the foregoing, operating income (loss), for the three months ended June 30, was $1.4 million and ($5.4) million for 2000 and 1999, respectively. Net income (loss) was $5.0 million and ($3.7) million for the same periods, respectively. Operating income (loss) for the first six months ended June 30, was $526,000 and ($11.1) million for 2000 and 1999, respectively. Net income (loss) for the six months ended June 30, was $6.0 million and ($7.7) million for 2000 and 1999, respectively.

Other Income (Expense), Net

    Other income (expense), net for the three months ended June 30, 2000 and 1999 was $4.0 million and $191,000, respectively. Other income (expense) for the six months ended June 30, 2000 and 1999 was $6.0 million and ($17,000), respectively. The increase was due to both investment income on cash raised in conjunction with the Company's follow-on stock offering in January, 2000 as well as the sale of two investments that the Company had in various privately held companies. There was a recognized gain of $982,000 in the first quarter and $916,000 in the second quarter of the Company's fiscal year to date.

Income Tax Expense (Benefit)

    Income tax expense (benefit) for the three months ended June 30, was $376,000 and ($1.6) million, respectively. Income tax expense (benefit) for the six months ended June 30, was $454,000 and ($3.4) million, respectively. The Company's current effective tax rate is 7.0%, on a worldwide basis. For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce income of approximately $16.4 million at December 31, 1999. These carryforwards will begin to expire in 2004 and $2.9 million of such carryforwards are subject to an annual limitation of $772,000 under Internal Revenue Code Section 382. There may be further Section 382 limitations as a result of changes in ownership. The Company also has a foreign net operating loss carryforward of approximately $845,000. The Company has $1.5 million of tax credits which are composed of federal research and development credits and state and local credits. These credits expire beginning in 2004. Under applicable accounting standards, management believes that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation has been established.

Liquidity and Capital Resources

    Cash provided by (used in) operations for the six months ended June 30, 2000 and 1999 was $2.2 million and $1.7 million, respectively. Cash provided by operations in 2000, was the result of an increase in net income, depreciation expense and accrued expenses and other liabilities offset by increases in accounts receivable, inventory and prepaid and other expenses. Cash provided by operations in 1999, was the result of reductions in accounts receivable generated through better collection rates, reductions in inventory through better management and increases in accrued expenses and other liabilities

    Cash used in investing activities for the six months ended June 30, 2000 and 1999 was ($91.5) million and ($3.7) million, respectively. Cash was used in 2000 and 1999 for purchases of property and equipment of $4.6 million and $2.9 million respectively. In 2000, the Company purchased additional marketable securities totaling $113.7 million. In 1999, the Company had increases in intangible assets of $515,000.

    Cash provided by financing activities in 2000 and 1999 was $176.4 million and $1.4 million, respectively. In 2000, cash was provided by issuance of stock pursuant to a follow-on offering of $175 million. An additional $4.0 million was raised from issuance of common stock upon the exercise of common stock options and the employee stock purchase plan. Cash was used in the amount of $2.5 million, for the same period, to repay debt incurred in connection with the acquisition of QWES.com. In 1999, cash proceeds were from borrowings and the issuance of common stock upon the exercise of common stock options.

    Current assets at June 30, 2000, were $231.2 million, 408.2% more than current assets of $45.5 million at December 31, 1999. Issuance of common stock accounted for the majority of this increase. Current liabilities at June 30, 2000 were $18.1 million, 9.0% less than current liabilities of $19.9 million at December 31, 1999. Payment of QWES.com short-term notes accounted for the decrease in liabilities in 2000.

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

Acquisition of Foreign Corporation

    On May 19, 2000 the Company announced that they had a definitive agreement to acquire InnoMediaLogic, Inc., ("IML") a privately held company headquartered in Canada. IML is a leading provider of enabling technology used in Voice over Digital Subscriber Line (VoDSL) gateways and other New Network solutions. The agreement calls for the Company to issue stock in the aggregate of 1,317,650 shares and pay cash totaling $69.1 million of total consideration for all outstanding shares and options of IML. The acquisition closed on July 7, 2000 and will be accounted for as a purchase.

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

PART II—OTHER INFORMATION

ITEMS 1-5	Not Applicable.
ITEM 4	Submission of Matters to a vote of Security Holders
Exhibit 3.3 By-laws of Registrant, as amended.

NATURAL MICROSYSTEMS CORPORATION
CERTIFICATE OF AMENDMENT
OF
FOURTH RESTATED CERTIFICATE OF INCORPORATION

    NATURAL MICROSYSTEMS CORPORATION, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

    1.  The name of the Corporation (the "Corporation") is Natural MicroSystems Corporation.

    2.  The Corporation filed its Fourth Restated Certificate of Incorporation with the Secretary of State of Delaware on February 25, 1994 (as amended through the date hereof, the "Certificate of Incorporation").

    3.  The Board of Directors of the Corporation duly adopted the following:

    It is hereby proposed and declared advisable that the Certificate of Incorporation of this Corporation, as heretofore restated and amended, be further amended to increase the number of shares of common stock which it is authorized to issue so that the first sentence of Article Fourth thereof shall read as follows:

    "The total number of shares of capital stock which the corporation shall have authority to issue is 128,000,000, of which 125,000,000 shall be Common Stock, $.01 par value per share, and 3,000,000 shall be Preferred Stock, $.05 par value per share."

    4.  The stockholders of the Corporation have duly approved said amendment at the Annual Meeting of the Stockholders of the Corporation held on April 28, 2000 by vote of a majority of the outstanding shares entitled to vote thereon in accordance with Section 242 of the General Corporation Law of the State of Delaware.

    IN WITNESS WHEREOF, said Natural MicroSystems Corporation has caused this certificate to be signed under penalties of perjury by Robert P. Schechter, its President, and attested by Dianne L. Callan, its Secretary, this 28th day of April, 2000.

NATURAL MICROSYSTEMS CORPORATION
	By:	/s/ ROBERT P. SCHECHTER Robert P. Schechter President
Attest:
/s/ DIANNE L. CALLAN Dianne L. Callan Secretary

ITEM 6.	Exhibits and Reports on Form 8-K.
A.	Exhibits
No. 27.1—Financial Data Schedule
B.	Reports on Form 8-K
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Natural MicroSystems Corporation
Dated: August 10, 2000	By: /s/ ROBERT P. SCHECHTER Robert P. Schechter President and Chief Executive Officer And Chairman of the Board of Directors
Dated: August 10, 2000	By: /s/ ROBERT E. HULT Robert E. Hult Vice President of Finance and Operations, Chief Financial Officer and Treasurer

Natural MicroSystems Corporation
Exhibit Index

Page
No. 27.1	Financial Data Schedule	18

QuickLinks

TABLE OF CONTENTS
NATURAL MICROSYSTEMS CORPORATION CERTIFICATE OF AMENDMENT OF FOURTH RESTATED CERTIFICATE OF INCORPORATION
Natural MicroSystems Corporation Exhibit Index