Form 10-Q/A
period 2000-06-30
NATURAL MICROSYSTEMS CORP
filed 2000-09-08
CIK 915866

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,444,646 shares of Common Stock, $.01 par value, outstanding at July 31, 2000.

    The Index to Exhibits appears on Page 17    Total Number of Pages with Exhibits: 1

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements and Notes
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statements of Cash Flow	5
		Notes to Consolidated Financial Statements	6-9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15
	Item 4.	Submission of Matters to a Vote of Security Holders	15
PART II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	17

Natural MicroSystems Corporation

Condensed Consolidated Balance Sheets

(In $000s)

	June 30, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,941	$16,617
Marketable securities	97,618	6,837
Accounts receivable, net of allowance for uncollectable accounts of $1,179 and $1,408, respectively	15,536	11,604
Inventories	7,156	5,393
Prepaid expenses and other current assets	6,962	5,044

Total current assets	231,213	45,495
Property and equipment, net of accumulated depreciation $15,329 and $12,384, respectively	16,020	14,871
Other long-term assets	3,326	6,883
Intangible assets, net	2,847	3,460

Total assets	$253,406	$70,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Account payable	$6,487	$7,211
Accrued expenses and other liabilities	11,591	9,772
Current portion of long term obligations	6	2,907

Total current liabilities	18,084	19,890
Long-term obligations, less current portion		306
Stockholders' equity	235,322	50,513

Total liabilities and stockholders' equity	$253,406	$70,709

The accompanying notes are an integral part of these condensed consolidated financial statements

Natural MicroSystems Corporation

Condensed Consolidated Statements of Operations

(In $000s except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2000 (Restated)	1999 (Restated)	2000 (Restated)	1999 (Restated)
Revenues	$32,125	$17,565	$59,847	$34,186
Cost of revenues	11,991	6,953	22,580	13,578

Gross profit	20,134	10,612	37,267	20,608
Operating expenses:
Selling, general and administrative	11,806	9,775	22,817	19,518
Research and development	6,940	6,258	13,924	12,183

Total operating expenses	18,746	16,033	36,741	31,701

Operating income (loss)	1,388	(5,421)	526	(11,093)
Other income (loss), net	3,989	191	5,965	(17)

Income (loss) before income taxes and merger costs	5,377	(5,230)	6,491	(11,110)

Income tax expense (benefit)	376	(1,580)	454	(3,438)

Net income (loss)	$5,001	$(3,650)	$6,037	$(7,672)

Basic net income (loss) per common share	$0.15	$(0.16)	$0.20	$(0.34)

Weighted average shares outstanding	33,034,544	22,810,100	30,454,144	22,429,170

Diluted net income (loss) per common share	$0.14	$(0.16)	$0.19	$(0.34)

Weighted average shares outstanding	34,911,324	22,810,100	32,289,728	22,429,170

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

Revision:

    The Company has revised its consolidated financial statements for the three and six months ended June 30, 2000 and 1999. The adjustments were to give retroactive effect to a two-for-one stock split declared on July 11, 2000, and distributed on August 7, 2000. All references to the number of common shares and per share amounts in the consolidated financial statements and related footnotes have been retroactively adjusted to reflect the effect of this stock split. A summary of the impact of the adjustments for the three and six months ended June 30, 2000 and 1999 is as follows:

	For the three months ended June 30, 2000
	As previously reported	As restated
Basic net income (loss) per common share:	$0.30	$0.15
Weighted average shares outstanding	16,517,272	33,034,544
Diluted net income (loss) per common share	$0.29	$0.14
Weighted average shares outstanding	17,455,662	34,911,324
	For the six months ended June 30, 2000
	As previously reported	As restated
Basic net income (loss) per common share:	$0.40	$0.20
Weighted average shares outstanding	15,227,072	30,454,144
Diluted net income (loss) per common share	$0.37	$0.19
Weighted average shares outstanding	16,144,864	32,289,728
	For the three months ended June 30, 1999
	As previously reported	As restated
Basic net income (loss) per common share:	$(0.32)	$(0.16)
Weighted average shares outstanding	11,405,050	22,810,100
Diluted net income (loss) per common share	$(0.32)	$(0.16)
Weighted average shares outstanding	11,405,050	22,810,100

	For the six months ended June 30, 1999
	As previously reported	As restated
Basic net income (loss) per common share:	$(0.68)	$(0.34)
Weighted average shares outstanding	11,214,585	22,429,170
Diluted net income (loss) per common share	$(0.68)	$(0.34)
Weighted average shares outstanding	11,214,585	22,429,170
	As of June 30, 2000 (in thousands)
	As previously reported	As restated
Common Stock (Shares)	16,599	33,198
Common Stock (Amount)	$166	$332
Additional Paid in Capital	$251,758	$251,592

B.  STOCKHOLDERS' EQUITY: (in 000s)

	Common Stock
			Additional Paid-in Capital (Restated)
	Shares (Restated)	Amount (Restated)		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Notes Receivable from Common Stockholders	Treasury Stock	Total	Comprehensive Income (Loss)
Balance at December 31, 1999	12,766	$128	$72,923	$(21,980)	$(391)	$(99)	$(68)	$50,513	$(19,031)

Exercise of common stock options	335	3	3,026					3,029
Stock issued in follow-on offering	3,450	35	174,896					174,931
Warrants excerised	6
Issuance of common stock under employee purchase plan	42		913				68	981
Payment of notes receivable from common stockholders						3		3
Foreign currency translation adjustment					(79)			(79)	(79)
Change in market value of securities available for sale					(93)			(93)	(93)
Two-for-one stock split effected in the form of a 100% stock dividend	16,599	166	(166)
Net income (loss)				6,037				6,037	6,037

Balance at June 30, 2000	33,198	$332	$251,592	$(15,943)	$(563)	$(96)	$—	$235,322	$5,865

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

D.  EARNINGS PER SHARE

    The following is a reconciliation of basic to the diluted earning per share (EPS) computations for net income (loss). The shares outstanding calculation for the three months ended June 30, 2000 do not include 124,000 anti-dilutive shares:

	Three months ended June 30, 2000
	Income (loss)	Shares	Per Share Amount
(In $000's except per share data)
Basic EPS (income available to all shareholders)	$5,001	33,034	$0.15
Effect of dilutive securities (stock options)		1,877

Diluted EPS (income available to common stockholders + assumed conversions)	$5,001	34,911	$0.14

	Three months ended June 30, 1999
	Income (loss)	Shares	Per Share Amount
(In $000's except per share data)
Basic EPS (income available to all shareholders)	$(3,650)	22,810	$(0.16)
Effect of dilutive securities (stock options)

Diluted EPS (income available to common stockholders + assumed conversions)	$(3,650)	22,810	$(0.16)

	Six months ended June 30, 2000
	Income (loss)	Shares	Per Share Amount
(In $000's except per share data)
Basic EPS (income available to all shareholders)	$6,037	30,454	$0.20
Effect of dilutive securities (stock options)		1,836

Diluted EPS (income available to common stockholders + assumed conversions)	$6,037	32,290	$0.19

	Six months ended June 30, 1999
	Income (loss)	Shares	Per Share Amount
(In $000's except per share data)
Basic EPS (income available to all shareholders)	$(7,672)	22,429	$(0.34)
Effect of dilutive securities (stock options)

Diluted EPS (income available to common stockholders + assumed conversions)	$(7,672)	22,429	$(0.34)

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

H.  SUBSEQUENT EVENTS

    On May 19, 2000 the Company announced that they had a definitive agreement to acquire InnoMediaLogic, Inc., ("IML") a privately held company headquartered in Canada. IML is a leading provider of enabling technology used in Voice over Digital Subscriber Line (VoDSL) gateways and other New Network solutions. The agreement calls for the Company to issue stock in the aggregate of 2,635,300 shares and pay cash totaling $69.1 million of total consideration for all outstanding shares and options of IML. The acquisition closed on July 7, 2000 and will be accounted for as a purchase.

    On July 11, 2000 the Company's Board of Directors also declared a two-for-one stock split, to be paid on August 7, 2000 as a 100% distribution of its common stock. The stock distribution will entitle each shareholder of record at the close of business on July 24, 2000 to one additional share for every one share of Natural Microsystems common stock held on that date. All references to the number of common shares and per share amounts in the consolidated financial statements and related footnotes have been retroactively adjusted to reflect the effect of this stock split.

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

Public Stock Offering

    On March 3, 2000 the Company had an additional stock offering of 6.9 million shares available to the public for $26.75 a share. This offering yielded an additional $175 million in additional capital for general corporate purposes, including working capital, capital expenditures and potential acquisitions. Shares were issued on March 8, 2000 following the sale of all 6.9 million shares.

Acquisition of Foreign Corporation

    On May 19, 2000 the Company announced that they had a definitive agreement to acquire InnoMediaLogic, Inc., ("IML") a privately held company headquartered in Canada. IML is a leading provider of enabling technology used in Voice over Digital Subscriber Line (VoDSL) gateways and other New Network solutions. The agreement calls for the Company to issue stock in the aggregate of 2,635,300 shares and pay cash totaling $69.1 million of total consideration for all outstanding shares and options of IML. The acquisition closed on July 7, 2000 and will be accounted for as a purchase.

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

PART II—OTHER INFORMATION

ITEMS 1, 2, 3 and 5	Not Applicable.
ITEM 4	Submission of Matters to a vote of Security Holders
Exhibit 3.3 Fourth Restated Certificate of Incorporation

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

Natural MicroSystems Corporation
Dated: September 7, 2000	By:	/s/ ROBERT P. SCHECHTER Robert P. Schechter President and Chief Executive Officer And Chairman of the Board of Directors
Dated: September 7, 2000	By:	/s/ ROBERT E. HULT Robert E. Hult Vice President of Finance and Operations, Chief Financial Officer and Treasurer

Natural MicroSystems Corporation
Exhibit Index

Page
No. 27.1	Financial Data Schedule	18

QuickLinks

TABLE OF CONTENTS
NATURAL MICROSYSTEMS CORPORATION CERTIFICATE OF AMENDMENT OF FOURTH RESTATED CERTIFICATE OF INCORPORATION
Natural MicroSystems Corporation Exhibit Index