Form 10-Q
period 2000-09-30
NATURAL MICROSYSTEMS CORP
filed 2000-11-14
CIK 915866

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

            [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For Quarterly Period Ended September 30, 2000

                        Commission File Number 0-23282


                       Natural MicroSystems Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                04-2814586
------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                 Identification Number)


           100 Crossing Boulevard, Framingham, Massachusetts  01702
------------------------------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                (508) 620-9300
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  [ X ]     NO  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,418,475 shares of Common Stock, $.01 par value, outstanding at October 31, 2000.

The Index to Exhibits appears on Page: 23    Total Number of Pages with Exhibits: 58

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                                    Page
                                                                                   ----
     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000
             and December 31, 1999                                                   3

          Condensed Consolidated Statements of Operations for the three months
             and nine months ended September 30, 2000 and 1999                       4

          Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000 and 1999                                       5

          Notes to Consolidated Financial Statements                                 6

     Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk            20

PART II - OTHER INFORMATION:

     Item 1.  Legal Proceedings                                                     21

     Item 4.  Submission of Matters to a Vote of Security Holders                   21

     Item 6.  Exhibits and Reports on Form 8-K                                      21




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Natural MicroSystems Corporation
                     Condensed Consolidated Balance Sheets
                                  (In $000s)

                                                                       September 30, 2000          December 31, 1999
                                                                     ---------------------       ---------------------
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $         63,994             $         16,617
  Marketable securities                                                          69,355                        6,837
  Accounts receivable, net of allowance for uncollectable
    accounts of $1,197 and $1,408, respectively                                  22,201                       11,604
  Inventories                                                                    10,048                        5,393
  Prepaid expenses and other current assets                                       7,545                        5,044
                                                                       ----------------             ----------------
    Total current assets                                                        173,143                       45,495

Property and equipment, net of accumulated amortization
    of $17,053 and $12,384, repectively                                          18,407                       14,871
Other long-term assets                                                           12,923                        6,883
Intangible assets, net of accumulated amortization of
    $9,965 and $2,152, respectively                                             128,545                        3,460
                                                                       ----------------             ----------------
  Total assets                                                         $        333,018             $         70,709
                                                                       ================             ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                  8,736                        7,211
Accrued expenses and other liabilities                                           20,389                        9,772
Current portion of long-term obligations                                              3                        2,907
                                                                       ----------------             ----------------
    Total current liabilities                                                    29,128                       19,890

Long-term obligations, less current portion                                         385                          306

Stockholders' equity                                                            303,505                       50,513
                                                                       ----------------             ----------------
    Total liabilities and stockholders' equity                         $        333,018             $         70,709
                                                                       ================             ================

 The accompanying notes are an integral part of these condensed consolidated financial statements

                       Natural MicroSystems Corporation
                Condensed Consolidated Statements of Operations
                  (In $000s except share and per share data)
                                  (Unaudited)


                                                                For the Three Months Ended       For the Nine Months Ended
                                                                       September 30,                   September 30,

                                                                   2000            1999            2000            1999
                                                               ------------    ------------    ------------    ------------
Revenues                                                       $     40,536    $     20,276    $    100,384    $     54,462

Cost of revenues                                                     17,450           8,080          40,030          21,658
                                                               ------------    ------------    ------------    ------------
Gross profit                                                         23,086          12,196          60,354          32,804

Operating expenses:
     Selling, general and administrative (excluding non-cash
        compensation expense of $7,510)                              14,327           9,773          36,711          28,906
     Research and development                                         8,434           6,278          22,357          18,461
     Non-cash compensation expense                                    7,510            --             7,510            --
     Amortization of goodwill and other intangibles                   7,003             193           7,436             578
     In-process research & development                                3,300            --             3,300            --
                                                               ------------    ------------    ------------    ------------
          Total operating expenses                                   40,574          16,244          77,314          47,945

Operating loss                                                      (17,488)         (4,048)        (16,960)        (15,141)

Other income, net                                                     2,571              50           8,535              33
                                                               ------------    ------------    ------------    ------------
Loss before income taxes                                            (14,917)         (3,998)         (8,425)        (15,108)
                                                               ------------    ------------    ------------    ------------

     Income tax expense (benefit)                                       312          (1,156)            766          (4,594)

                                                               ------------    ------------    ------------    ------------
Net loss                                                       $    (15,229)   $     (2,842)   $     (9,191)   $    (10,514)
                                                               ============    ============    ============    ============

   Basic net loss per common share                             $      (0.42)   $      (0.12)   $      (0.30)   $      (0.47)
                                                               ============    ============    ============    ============

   Weighted average shares outstanding                           36,219,233      22,946,370      30,320,127      22,601,459
                                                               ============    ============    ============    ============

   Diluted net loss per common share                           $      (0.42)   $      (0.12)   $      (0.30)   $      (0.47)
                                                               ============    ============    ============    ============

   Weighted average shares outstanding                           36,219,233      22,946,370      30,320,127      22,601,459
                                                               ============    ============    ============    ============

 The accompanying notes are an integral part of these condensed consolidated financial statements

                       Natural MicroSystems Corporation
                Condensed Consolidated Statements of Cash Flow
                                  (In $000s)
                                  (Unaudited)

                                                               Nine Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                                     2000                   1999
                                                               -----------------       -----------------
Cash flow from operating activities:
   Net loss                                                    $         (9,191)                (10,514)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
        Depreciation and amortization                                    12,890                   4,766
        Non-cash compensation paid or accrued                             7,510                      11
        Gain (loss) on sale of marketable securities                        (68)                     43
        Purchased in-process research and development                     3,300                    --
        Gain on sale of investments                                      (2,062)                   --
        Deferred tax asset/liability                                        151                     348
        Changes in assets and liabilities,
         net of effects of acquisition:
          Accounts receivable                                            (6,569)                  5,595
          Inventories                                                       872                   2,781
          Prepaid expenses and other assets                              (1,401)                  1,298
          Income tax receivable                                            (164)                     (1)
          Accounts payable                                                 (914)                   (830)
          Accrued expenses and other liabilities                          2,475                   1,427
                                                               -----------------       -----------------
   Net cash provided by operating activities                              6,829                   4,924
                                                               -----------------       -----------------
Cash flow from investing activities:
   Additions to property and equipment                                   (7,513)                 (3,975)
   Purchases of marketable securities                                  (146,361)                (15,462)
   Proceeds from the sale of marketable securities                       83,777                  12,724
   Proceeds from the sale of property & equipment                           227                      52
   Additions to intangible assets                                          --                      (515)
   Acquisition of IML business, net of cash acquired                    (65,836)                   --
   Proceeds from the sale of investments                                  5,562                    --
   Acquisition of cost investment                                        (7,511)                   --
   Additions to other assets                                                  3                     (79)
                                                               -----------------       -----------------
   Net cash used in investing activities                               (137,652)                 (7,255)
                                                               -----------------       -----------------
Cash flow from financing activities:

   Receipts on stockholders notes receivable                                  3                      34
   Payments of long-term borrowing                                         (309)                  1,788
   Payments of refundable advances                                          (29)                   (115)
   Repurchase of common stock                                              (623)                 (1,058)
   Issuance of common stock from treasury                                    68                    --
   Payments of current portion of long-term debt                         (2,202)                     (5)
   Issuance of common stock, net of issuance costs of $9,642            174,933                    --
   Proceeds from issuance of common stock                                 6,450                   1,064
                                                               -----------------       -----------------
   Net cash provided by financing activities                            178,291                   1,708
                                                               -----------------       -----------------
Effect of exchange rate changes on cash                                     (91)                    321
Net increase (decrease) in cash and cash equivalents                     47,377                    (302)
Cash and cash equivalents, beginning of period                           16,617                  12,172
                                                               -----------------       -----------------
Cash and cash equivalents, end of period                       $         63,994        $         11,870
                                                               =================       =================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       Natural MicroSystems Corporation
             Notes to Condensed Consolidated Financial Statements


A.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2000 and the condensed consolidated statements of income, operations and cash flow for the three month and nine month periods ending September 30, 2000 and 1999 include the unaudited accounts of Natural MicroSystems Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company as of and for the year ended December 31, 1999.

Marketable Securities
The Company classifies all of its marketable securities as available-for-sale securities. Such securities consist primarily of United States government and federal agency securities, corporate commercial paper and corporate bonds which are stated at market value, with unrealized gains and losses reflected as other comprehensive income in stockholders' equity. Realized gains and losses on marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities. Since it is the Company's intent to maintain a liquid portfolio, at September 30, 2000, all marketable securities are due to mature within one year.

Goodwill
Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired and is amortized on a straight-line basis over its estimated useful life. At January 1, 2000, the Company revised its estimate of the useful life of existing goodwill from seven to five years. The net effect of such change was a charge of $260,000 for the nine months ended September 30, 2000, which is included in the statement of operations classification, "Amortization of goodwill and other intangibles".

Stock Split
In August 2000, the Company completed a two-for-one common stock split in the form of a stock dividend. All share information and per share amounts in the accompanying consolidated financial statements reflect the effect of the stock split.

     B.   STOCKHOLDERS' EQUITY: (in 000s)

                                                                                               Notes
                                                                   Accumulated               Receivable
                              Common Stock  Additional               Other                     from
                             --------------  Paid-in  Accumulated Comprehensive  Deferred    Common      Treasury      Comprehensive
                             Shares  Amount  Capital    Deficit        Loss    Compensation Stockholders  Stock    Total     Loss
                             --------------  ---------  --------  -----------  ----------   -----------  -------- -------- --------
Balance at December 31, 1999 12,766    $ 128 $  72,923  $(21,980) $      (391) $        -   $       (99) $  (68)  $ 50,513 $(19,031)
                             ======    ===== =========  ========  ===========  ==========   ===========  ======== ======== ========
Two-for-one stock split      12,766      128      (128)                                                                  -

Exercise of common

     stock options            1,187       12     5,524                                                               5,536

Stock issued in follow-on
 offering, net of offering
 costs of $9,642              6,900       69   174,864                                                             174,933

Stock issued in acquisition
 of IML                       2,635       26   118,324                                                             118,350

Warrants excerised               12                                                                                      -

Issuance of common stock
 under employee purchase plan    84        1       913                                                       68        982

Foreign currency
 translation adjustment                                                (1,971)                                      (1,971)  (1,971)

Change in market value of
 securities available for sale                                            (93)                                         (93)     (93)

Treasury stock acquired                                                                                    (623)      (623)

Deferred compensation                                                             (39,696)                         (39,696)

Amortization of deferred
 compensation                                                                       4,762                            4,762

Payment of notes receivable
 from common stockholders                                                                             3                  3

Net loss                                                  (9,191)                                                   (9,191)  (9,191)

Balance at September 30,
                            -------    ----- ---------  --------  -----------  ----------   -----------  ------   -------- --------
 2000                        36,350    $ 364 $ 372,420  $(31,171) $    (2,455) $  (34,934)  $       (96) $ (623)  $303,505 $(11,255)
                            =======    ===== =========  ========  ===========  ==========   ===========  ======   ======== ========

     C.   SUPPLEMENTAL SCHEDULE OF CASH AND NON-CASH FLOW INFORMATION

     The following details the supplemental cash and non-cash flow information of the Company for the nine months ended September 30, 2000 (in 000's):

          Liabilities assumed in conjunction with acquisitions:
               Fair value of assets purchased                             $   188,493
               Cash paid, net of cash acquired                                (65,836)
               Value of common stock issued                                  (118,350)
                                                                          -----------
               Liabilities assumed                                        $     4,307
                                                                          ===========

D.   INDEBTEDNESS

The Company established a $7.5 million bank line of credit for working capital purposes effective on May 14, 1999 and amended on September 15, 2000. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. This interest rate will be reduced to the bank's floating rate of prime upon completion of a common stock offering by the Company. The Company is subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. The Company is currently compliant with all covenants under the line, and there are no amounts currently outstanding. This credit agreement as amended is subject to renewal on May 13, 2001.

E.   EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earning per share
(EPS) computations for net loss (amounts in thousands, except per share amounts):

                                                                  Three months ended September 30,
                                         --------------------------------------------------------------------------------
                                                        2000                                     1999
                                         -------------------------------------   ----------------------------------------
                                                                    Per Share                                Per Share
                                             Loss         Shares     Amount          Loss         Shares      Amount
                                         -----------   ---------- ------------   ------------ ------------ -------------
Basic EPS

   Loss available to all shareholders   $    (15,229)     36,219  $    (0.42)   $  (2,842)      22,946     $    (0.12)
   Effect of dilutive stock options                -           -           -            -            -              -
                                        ------------   ---------  ----------    ---------    ---------     ----------
Diluted EPS                             $    (15,229)     36,219  $    (0.42)   $  (2,842)      22,946     $    (0.12)
                                        ============   =========  ==========    =========    =========     ==========

                                                                  Nine months ended September 30,
                                         --------------------------------------------------------------------------------
                                                           2000                                  1999
                                         -------------------------------------   ----------------------------------------
                                                                    Per Share                                Per Share
                                             Loss        Shares      Amount          Loss       Shares        Amount
                                         ------------  ---------- ------------   ------------ ----------   -------------
Basic EPS

   Loss available to all shareholders   $    (9,191)      30,320  $    (0.30)   $  (10,514)     22,601     $    (0.47)
   Effect of dilutive stock options               -            -           -             -           -               -
                                        ------------   ---------  ----------    ----------   ---------     ----------
Diluted EPS                             $    (9,191)      30,320  $    (0.30)   $  (10,514)     22,601     $    (0.47)
                                        ============   =========  ==========    ==========   =========     ==========

The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options. The number of options that were antidilutive at the three months ended September 30, 2000 and 1999 was 95,250 and 960,850, respectively. The number of options that were antidilutive at the nine months ended September 30, 2000 and 1999 was 1,780,177 and 2,305,532, respectively.

F. INVENTORIES

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories, as of September 30, 2000 and December 31, 1999 were comprised of the following:

                                    September 30,    December 31,
(In $000's)                            2000             1999
                                    -------------    ------------
Raw materials                        $      4,818     $       517
Work in process                             1,153           2,611
Finished goods                              2,872           2,265
Write-up of acquired IML inventory          1,205               -
                                    -------------    ------------
                                     $     10,048     $     5,393
                                    =============    ============

G. SEGMENT INFORMATION

The following table presents the Company's revenues and operating income by geographic segment:

   (In $000's)                Three Months ended      Nine Months ended
                                September 30,           September 30,

                              2000       1999         2000        1999
                          ---------    --------    ---------   ---------
Revenues
 North America            $  29,871    $ 15,363    $  71,717   $  39,534
 Europe                       5,159       3,118       13,909      10,070
 Other                        5,506       1,795       14,758       4,858
                          ---------    --------    ---------   ---------
  Total revenues          $  40,536    $ 20,276    $ 100,384   $  54,462
                          =========    ========    =========   =========


Operating Loss

 North America            $ (20,328)   $ (3,489)   $ (23,439)    (13,862)
 Europe                         101        (567)          52      (1,293)
 Other                        2,739           8        6,427          14
                          ---------    --------    ---------   ---------
  Total operating loss    $ (17,488)   $ (4,048)   $ (16,960)  $ (15,141)
                          =========    ========    =========   =========

H. COMPREHENSIVE LOSS

The following table represents the Company's comprehensive income for the stated periods.

(In $000's)                                    Three Months ended      Nine Months ended
                                                  September 30,          September 30,

                                                2000        1999        2000        1999
                                             --------    --------    --------    --------
Net loss                                     $(15,229)   $ (2,842)   $ (9,191)   $(10,514)
Other comprehensive loss items:
   Foreign currency translation adjustment     (1,892)        (78)     (1,971)       (312)
   Change in market value of securities
     Available for sale                                                   (93)
                                             --------    --------    --------    --------
Comprehensive loss                           $(17,121)   $ (2,920)   $(11,255)   $(10,826)
                                             ========    ========    ========    ========

I. BUSINESS COMBINATION

Effective July 7, 2000, the Company acquired 100 percent of the outstanding stock and assumed all outstanding stock options of InnoMediaLogic (IML) Inc. ("IML"), a privately held Canadian company, in exchange for 2,635,300 shares of NMS common stock and stock options and $69.1 million of cash. The total cost of the acquisition, including transaction costs of $2.2 million, was approximately $189.6 million. For each of the years ended March 31, 2001 and 2002, certain employees of IML are entitled to additional consideration based on the financial results of IML for the years then ended. During the quarter ended September 30, 2000, the Company has accrued $3.1 million related to this additional consideration, which is included in the statement of operations classification, "Non-cash compensation expense".

The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of IML have been included with those of the Company for periods subsequent to the date of the acquisition. The following table presents the currently estimated allocation of the purchase price (in thousands):

                                                                                       Estimated
                                                                              Amount      Life
                                                                            --------      ----
In-process research and development......................................   $  3,300        -
Acquired technology......................................................      6,000        4
Customer list............................................................      6,300        4
Workforce................................................................      1,600        4
Deferred compensation....................................................     39,696      2 - 3
Net fair value of tangible assets acquired and liabilities assumed.......      6,242        -
Goodwill.................................................................    126,499        5
                                                                            --------
Total purchase price allocation..........................................   $189,637
                                                                            ========

The purchase price allocation is preliminary and is dependent upon the Company's final analysis. The Company is still in the process of finalizing its business plan for the exiting of activities and the severance of employees in connection with the acquisition and integration of IML. Management expects to have this analysis completed in the fourth quarter of 2000.

The in-process research and development is comprised of a category of products that provide interface technology consisting of high capacity line interfaces that convert telephony signals into computer data. These products are used in media access gateway products to interface aggregate DSL or wireless traffic to the PSTN (Public Switched Telephone Network) or IP based data networks. At the date of acquisition, these products were estimated to be 58% complete.

A significant amount of uncertainty existed surrounding the successful development and completion of the research and development acquired. Significant risks exist because the Company is unsure of the obstacles it will encounter in the form of time and cost necessary to produce technologically feasible products. Should these products fail to become viable, it is unlikely that the Company would be able to realize any value from the sale of the technology to another party. The work performed as of the acquisition date on these in-process products is very specific to the tasks and markets for which it is intended. There are no alternative uses for the in-process work in the event that the products are not feasible.

The Company assigned values of $3.3 million to in-process research and development and $6.0 million to existing core technology based upon an independent appraisal that utilized a modified discounted cash flow model. The in-process research and development amount of $3.3 million was immediately expensed under applicable accounting standards. The Company based the cash flow projections for revenue on the projected incremental increase in revenue that the Company expected to receive from the completed acquired in-process research and development. IML expected revenue to commence with each product's release date, which occur on various dates in the fourth quarter of 2000 and the first half of 2001, and continue throughout each product's economic life, which range from three to six years. The Company deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling general and administrative expense, and research and development expense. The Company estimated operating expenses as a percent of revenue based on IML's historical results for the years ended March 31, 1999 to 2000. Projected results for the fiscal years ended March 31, 2001 to 2005 were also used in combination with past operating results and industry averages. The Company also deducted capital charges, or cash flow attributable to other assets such as working capital, customer list and assembled workforce, from pre-tax operating income to isolate the cash flow solely attributable to the in-process research and development. Income taxes were then deducted to arrive at after-tax cash flows. The Company discounted the after-tax cash flow projections using a risk-adjusted rate of return of 23%. In using the discounted model, the Company excluded the costs to complete the in-process technology from the research and development expense for 2000, and the Company reflected the percentage completion of the in-process research and development in each year's projected cash flow.

The amounts allocated to acquired technology, customer list and workforce were determined based upon a valuation performed by an independent third party appraiser and are being amortized over a four-year period. The excess of cost over fair value of net assets acquired is being amortized over a five-year period.

The following unaudited pro forma data summarize the combined results of operations of NMS and IML for the nine months ended September 30, 2000 and 1999 as if the acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and include adjustments to interest expense, goodwill and other intangibles amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

                                            Nine months ended September 30,
                                              2000               1999
                                           -------------------------------------
                                           (in thousands, except per share data)
   Revenue................................. $ 108,720         $  59,131
   Operating loss.......................... $ (35,331)        $ (53,742)
   Net loss................................ $ (29,504)        $ (44,806)
   Basic and diluted net loss per share.... $   (0.98)        $   (1.76)

J. STOCK OFFERING

On March 3, 2000, the Company had an additional stock offering of 6.9 million shares available to the public for $26.75 per share. This offering yielded an additional $175 million in additional capital for general corporate purposes, including working capital, capital expenditures and potential acquisitions. Shares were issued on March 8, 2000 following the sale of all 6.9 million shares.

K. SUBSEQUENT EVENTS

Effective October 11, 2000, the Company issued $175 million of convertible subordinated notes (the "notes"). The notes are convertible into shares of NMS common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually. The notes will mature on October 15, 2005, unless previously redeemed or repurchased.


L. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, we will adopt the provisions of SFAS No. 133 for our fiscal year 2001 which commences on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transactions and the type of hedge transaction. We do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. We believe that our current revenue recognition policy complies with the SEC's guidelines.

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

In July 2000, we acquired IML, a privately held company headquartered in Canada. IML is a leading provider of enabling technology used in VoDSL gateways and other new network access solutions. In connection with the acquisition, we issued or reserved for issuance an aggregate of 2,635,300 shares of our common stock, paid aggregate cash consideration of $69.1 million, and assumed the obligation to issue up to an additional 318,672 shares of our common stock upon exercise of outstanding stock options for the purchase of the common stock of IML. We have accounted for the acquisition as a purchase.

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

Our revenue is recognized from product sales upon delivery, provided that collection is deemed probable. Service revenues are recognized ratably over applicable contract periods or as the services are performed.

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

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. As of September 30, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and that these expenses will increase in the future.


Results of Operations

Revenues
Revenues of $40.5 million for the three months ended September 30, 2000 ("2000"), increased 99.9% percent from $20.3 million for the three months ended September 30, 1999 ("1999"). Revenues of $100.4 million for the nine months ended September 30, 2000 increased 84.3% from $54.5 million for the nine months ended September 30, 1999. The increase from 1999 to 2000 was attributable to increased revenues in North America, Europe and Asia, $3.0 million of revenue generated by IML, and increased revenues from our strategic, major and emerging accounts.

Revenues from customers located outside of North America of $10.7 million for the three months ended September 30, 2000 increased 117.1% from $4.9 million for the three months ended September 30, 1999 and represented 26.3% and 24.2% of revenues for 2000 and 1999, respectively. The increase was attributed primarily to growth in Asia, where revenues increased 234.1% from $1.6 million to $5.4 million. Revenues from customers located outside of North America of $28.7 million for the nine months ended September 30, 2000 increased 92.0% from $14.9 million for the nine months ended September 30, 1999. The increase was due to larger sales volume in both the European and Asian markets.

Gross Profit
Gross profit for the three months ended September 30, 2000 of $23.1 million, increased 89.3% from $12.2 million for the three months ended September 30, 1999, and represented 57.0% and 60.1% of revenues for 2000 and 1999, respectively. The percentage decrease was created by the amortization of IML completed technology of $375,000 for the three and nine month period ended September 30, 2000 and IML inventory fair value adjustment of $2.6 million for the three and nine month period ended September 30, 2000 to cost of goods sold. Had these charges been excluded from cost of goods sold, gross profit for the three months and nine months ended September 30, 2000 would have been 64.2% and 63.1%, respectively. The inventory fair value adjustment was booked so that only the selling profit on inventory we acquired from IML would be included in our consolidated statement of operations. This adjustment will only be booked again in the fourth quarter of 2000. Gross profit for the nine months ended September 30, 2000 of $60.4 million increased 84.0% from $32.8 million for the nine months ended September 30, 1999. The increase in gross profit is directly related to the additional revenue growth.

Selling, General and Administrative
Selling, general and administrative expenses of $14.3 million for the three months ended September 30, 2000 increased 46.6% from $9.8 million for the three months ended September 30, 1999, and represented 35.3% and 48.2% of total revenues for 2000 and 1999, respectively. Selling, general and administrative expenses of $36.7 million for the nine months ended September 30, 2000 increased 27.0% from $28.9 million for the nine months ended September 30, 1999 and represented 36.6% and 53.1% of revenues, respectively. The increase in expenses was due to costs associated with increased selling activity and other revenue based expenses, and increased tax expense incurred on the exercise of stock options by employees. We expect that our selling, general and administrative expenditures will vary as a percentage of product revenues in future periods.

Research and Development
Research and development expenditures of $8.4 million for the three months ended September 30, 2000 increased 34.3% from $6.3 million for the three months ended September 30, 1999, and were 20.8% and 31.0% of total revenues for 2000 and 1999, respectively. Research and development expenditures of $22.4 million for the nine months ended September 30, 2000 increased 21.1% from $18.5 million for the nine months ended September 30, 1999 and represented 22.3% and 33.9% of revenues, respectively. The increases were due to increased personnel and development project related costs associated with the Convergence Generation and Alliance Generation product lines and associated software development costs.
We expect that our research and development expenditures will continue to increase, but may vary as a percentage of product revenues in future periods.

Non-Cash Compensation Expense
Non-cash compensation expense of $7.5 million for the three months and nine months ended September 30, 2000 is the result of the amortization of $39.7 million of deferred compensation expense booked in relation to the IML acquisition. This deferred compensation is being amortized over a period of 2-3 years.

Amortization of Goodwill and Other Intangibles
Amortization expense of goodwill and other intangibles of $7.0 million for the three months ended September 30, 2000 increased from $193,000 for the three months ended September 30, 1999.

Amortization expense of goodwill and other intangibles of $7.4 million for the nine months ended September 30, 2000 increased from $578,000 for the nine months ended September 30, 1999. The increases are due to the amortization of customer list, work force in place and goodwill related to the acquisition of IML. These intangibles are being amortized over a period of 4 - 5 years.

In-Process Research and Development Expense

In-process research and development expense for the three months and nine months ended September 30, 2000 is the result of the immediate expensing of these costs that were acquired in the IML transaction related to the in-process research and development efforts of IML's interface technology. We assigned a value of $3.3 million to in-process research and development based upon an independent appraisal that utilized a modified discounted cash flow model.

The in-process research and development is comprised of a category of products that provide interface technology consisting of high capacity line interfaces that convert telephony signals into computer data. These products are used in media access gateway products to interface aggregate DSL or wireless traffic to the PSTN (Public Switched Telephone Network) or IP based data networks. At the date of acquisition, these products were estimated to be 58% complete.

A significant amount of uncertainty existed surrounding the successful development and completion of the research and development acquired.
Significant risks exist because we are unsure of the obstacles we will encounter in the form of time and cost necessary to produce technologically feasible products. Should these products fail to become viable, it is unlikely that we would be able to realize any value from the sale of the technology to another party. The work performed as of the acquisition date on these in-process products is very specific to the tasks and markets for which it is intended. There are no alternative uses for the in-process work in the event that the products are not feasible.

We based the cash flow projections for revenue on the projected incremental increase in revenue that we expected to receive from the completed acquired in-process research and development. IML expected revenue to commence with each product's release date, which occur on various dates in the fourth quarter of 2000 and the first half of 2001, and continue throughout each product's economic life, which range from three to six years. We deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling general and administrative expense, and research and development expense. We estimated operating expenses as a percent of revenue based on IML's historical results for the years ended March 31, 1999 to 2000. Projected results for the fiscal years ended March 31, 2001 to 2005 were also used in combination with past operating results and industry averages. We also deducted capital charges, or cash flow attributable to other assets such as working capital, customer list and assembled workforce, from pre-tax operating income to isolate the cash flow solely attributable to the in-process research and development. Income taxes were then deducted to arrive at after-tax cash flows. We discounted the after-tax cash flow projections using a risk-adjusted rate of return of 23%. In using the discounted model, the we excluded the costs to complete the in-process technology from the research and development expense for 2000, and we reflected the percentage completion of the in-process research and development in each year's projected cash flow.

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

In the first quarter of 1999, we completed our management reorganization and terminated two additional senior managers. The severance costs were approximately $441,000, with an anticipated savings of approximately $327,000 a year. In addition, in the fourth quarter of 1999, we incurred a special charge of approximately $557,000 for payroll-related taxes on an option exercise by one of the terminated managers. At September 30, 2000 the aggregate severance accruals have a remaining accrued balance of approximately $68,000, which will be fully paid in the fourth quarter of 2000.

Operating Income (Loss)

As a result of the foregoing, operating income (loss), for the three months ended September 30, was ($17.5) million and ($4.0) million for 2000 and 1999, respectively. Net income (loss) was ($15.2) million and ($2.8) million for the same periods, respectively. Operating income (loss) for the first nine months ended September 30, was ($17.0) million and ($15.1) million for 2000 and 1999, respectively. Net income (loss) for the nine months ended September 30, was ($9.2) million and ($10.5) million for 2000 and 1999, respectively.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2000 and 1999 was $2.6 million and $50,000, respectively. Other income (expense) for the nine months ended September 30, 2000 and 1999 was $8.5 million and $33,000, respectively. The increase was due to both investment income on cash raised in conjunction with our follow-on stock offering in January, 2000 as well as the gain on the sale of two investments that we had in various privately held companies. There was a recognized gain of $982,000 in the first quarter, $916,000 in the second quarter and $164,200 in the third quarter of our fiscal year to date.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended September 30, was $312,000 and ($1.2) million, respectively. Income tax expense (benefit) for the nine months ended September 30, was $766,000 and ($4.6) million, respectively. Income tax expense is primarily due to state and foreign taxes and the maintenance of a full valuation allowance on the net deferred tax asset. For U.S. federal income tax purposes, we have net operating loss carryforwards available to reduce income of approximately $16.4 million at December 31, 1999. These carryforwards will begin to expire in 2004 and $2.9 million of such carryforwards are subject to an annual limitation of $772,000 under Internal Revenue Code Section 382. There may be further Section 382 limitations as a result of changes in ownership. We also have a foreign net operating loss carryforward of approximately $845,000. We have $1.5 million of tax credits which are composed of federal research and development credits and state and local credits. These credits expire beginning in 2004. Under applicable accounting standards, we believe that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation has been established.

Liquidity and Capital Resources

Cash provided by operations for the nine months ended September 30, 2000 and 1999 was $6.8 million and $4.9 million, respectively. The net loss for the nine months ended September 30, 2000 included non-cash charges for depreciation and amortization of $17.7 million and acquired in-process research and development costs of $3.3 million. The increase in accounts receivable of $6.6 million resulted from higher sales and cash flow from operating activities also benefited from increases in prepaid expenses and other assets and accrued expenses and other liabilities. The net loss for the nine months ended September 30, 1999 included non-cash charges for depreciation and amortization of $4.8 million. The reduction in accounts receivable was generated by better collection rates and the reduction in inventory resulted from better management. Cash flow from operating activities also benefited from increases in accrued expenses and other liabilities.

Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was ($137.7) million and ($7.3) million, respectively. Cash was used in 2000 and 1999 for purchases of property and equipment of $7.5 million and $4.0 million respectively. In 2000, we used $65.8 million, net of cash acquired, to fund part of the purchase price of IML. In 2000, we purchased additional marketable securities totaling $146.4 million and sold marketable securities for proceeds of $83.8 million. In 1999, we purchased additional marketable securities totaling $15.5 million and sold marketable securities for proceeds of $12.7 million.

Cash provided by financing activities in 2000 and 1999 was $178.3 million and $1.7 million, respectively. In 2000, cash was provided by issuance of stock pursuant to a follow-on offering of $174.9 million. An additional $6.5 million was raised from issuance of common stock upon the exercise of common stock options and the employee stock purchase plan. Cash was used in the amount of $2.5 million, for the same period, to repay debt incurred in connection with the acquisition of QWES.com. In 1999, cash proceeds were from borrowings and the issuance of common stock upon the exercise of common stock options.

Current assets at September 30, 2000, were $173.1 million, 280.6% more than current assets of $45.5 million at December 31, 1999. Issuance of common stock and the acquisition of IML accounted for the majority of this increase. Current liabilities at September 30, 2000 were $29.1 million, 46.4% more than current liabilities of $19.9 million at December 31, 1999. The acquisition of IML off-set by the payment of QWES.com short-term notes accounted for the increase in liabilities in 2000.

We established a $7.5 million bank line of credit for working capital purposes effective in May 1999 and amended on September 15, 2000. Borrowings under our line of credit bear interest at the bank's floating rate of prime plus one percent. This interest rate will be reduced to the bank's floating rate of prime upon completion of a common stock offering by us. We are subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. As of September 30, 2000, we were in compliance with all of those covenants, and there were no amounts outstanding. This credit agreement as amended is subject to renewal on May 13, 2001.

Public Stock Offering

On March 3, 2000 we had an additional stock offering of 6.9 million shares available to the public for $26.75 per share. This offering yielded an additional $175 million in additional capital for general corporate purposes, including working capital, capital expenditures and potential acquisitions. Shares were issued on March 8, 2000 following the sale of all 6.9 million shares.

Debt Offering

Effective October 11, 2000, we issued $175 million of convertible subordinated notes (the "notes"). The notes are convertible into shares of NMS common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually. The notes will mature on October 15, 2005, unless previously redeemed or repurchased.

Business Combination

Effective July 7, 2000 we acquired 100 percent of the outstanding stock and assumed all outstanding stock options of IML, a privately held Canadian company, in exchange for 2,635,300 shares of NMS common stock and stock options and $69.1 million of cash. The total cost of the acquisition, including transaction costs of $2.2 million, was approximately $189.6 million. IML is a leading provider of enabling technology used in Voice over Digital Subscriber Line (VoDSL) gateways and other new network solutions. The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of IML have been included with those of NMS for periods subsequent to the date of the acquisition.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging

Activities" which was issued in June 1998. SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, we will adopt the provisions of SFAS No. 133 for our fiscal year 2001 which commences on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transactions and the type of hedge transaction. We do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. We believe that our current revenue recognition policy complies with the SEC's guidelines.

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

Cautionary Statement

When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "the company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risk factors are set forth in Part I of the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from its exposure as provided in the Company's 1999 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action is being transferred to the U.S. District Court for the District of Massachusetts pursuant to a court order. The plaintiff alleges that one or more of our products infringe upon a United States patent owned by it and seeks injunctive relief and damages in an unspecified amount. The patent relates to a specific routing protocol. We have reviewed the allegations with our patent counsel and believe that none of our products infringe upon the patent. We intend to deny the allegation of infringement and defend against the claim vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K.

     A. Exhibits

          No. 2.6* Merger Agreement dated as of May 18, 2000 by and among the Registrant, NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (filed with the Registrant's Form 8-K dated July 20, 2000)

          No. 10.12*#    1993 Stock Option Plan, as amended and restated (filed
                         with the Registrant's registration statement on Form
                         S-8 (333-40940))

          No. 10.13*#    1993 Employee Stock Purchase Plan, as amended and
                         restated (filed with the Registrant's registration statement on Form S-8 (333-40940))

          No. 10.14*#    1993 Non-Employee Directors Stock Option Plan, as
                         amended and restated (filed with Registrant's registration statement on Form S-8 (333-40940))

          No. 10.19*#    1995 Non-Statutory Stock Option Plan, as amended and
                         restated (filed with Registrant's registration statement on Form S-8 (333-40940))

          No. 10.23*#    2000 Equity Incentive Plan (filed with Registrant's
                         registration statement on Form S-8 (333-40940))

          No. 10.24      Loan and Security Agreement dated May 14, 1999 between
                         Registrant and Silicon Valley Bank. Pursuant to Item
                         601 (b) (2) of Regulation S-K, the schedules and exhibits referred to in the Agreement are omitted. The
                         Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

          No. 10.25      First Loan Modification Agreement dated March 8, 2000
                         between Registrant and Silicon Valley Bank. Pursuant to
                         Item 601 (b) (2) of Regulation S-K, the schedules and exhibits referred to in the Agreement are omitted. The
                         Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

          No. 10.26      Second Loan Modification Agreement dated September 15,
                         2000 between Registrant and Silicon Valley Bank.
                         Pursuant to Item 601 (b) (2) of Regulation S-K, the schedules and exhibits referred to in the Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

          No. 27.1       Financial Data Schedule


* Previously filed with the registration statement or report indicated. # Management contract or compensatory plan or arrangement.


     B. Reports on Form 8-K

          A Current Report on Form 8-K was filed by the registrant on July 20, 2000 regarding the acquisition of IML, which was consummated on July 6, 2000.

          An amended Current Report on Form 8-K/A was filed by the registrants on August 22, 2000 to submit the financial statements of IML and pro forma financial information as of June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Natural MicroSystems Corporation

Dated: November 13, 2000            By: /s/ Robert P. Schechter
                                       ------------------------
                                    Robert P. Schechter
                                    President and Chief Executive Officer
                                    And Chairman of the Board of Directors

Dated: November 13, 2000            By: /s/ Robert E. Hult
                                       -------------------
                                    Robert E. Hult
                                    Vice President of Finance and Operations,
                                    Chief Financial Officer and Treasurer

                        Natural MicroSystems Corporation
                                 Exhibit Index

                                                                         Page
                                                                         ----


No. 10.24        Loan and Security Agreement dated May 14, 1999
                 between Registrant and Silicon Valley Bank.              24

No. 10.25        First Loan Modification Agreement dated
                 March 8, 2000 between Registrant and
                 Silicon Valley Bank.                                     45

No. 10.26        Second Loan Modification Agreement dated
                 September 15, 2000 between Registrant
                 and Silicon Valley Bank.                                 53

No. 27.1         Financial Data Schedule                                  58