Form 10-K
period 2000-12-31
NATURAL MICROSYSTEMS CORP
filed 2001-03-14
CIK 915866

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to

                          Commission File No. 0-23282

                               ----------------

                       NATURAL MICROSYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                 04-2814586
                                                    (I.R.S. employer
    (State or other jurisdiction                 identification number)
  of incorporation or organization)

            100 Crossing Boulevard, Framingham, Massachusetts 01702
                    (Address of principal executive office)

                                 508-620-9300
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

           Title of class                    Name of each exchange on which
    Common stock, $.01 per share                       registered
                                                 NASDAQ National Market

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $314.3 million, based on the closing price on such date of the registrant's Common Stock on the NASDAQ National Market. As of February 28, 2001, 36,444,051 shares of Common Stock, $.01 par value per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the registrant are incorporated into Part III of this Form 10-K. The exhibits listed in the accompanying Exhibit Index beginning on page 61 are filed or incorporated by reference as part of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

EXHIBIT INDEX ON PAGE 61

The following are trademarks and trade names of the company indicated.

  Natural MicroSystems Corporation, Natural MicroSystems, CT Access, Fusion, Natural Access, Natural Call Control, Convergence Generation, NaturalEdge, NaturalFax, PacketMedia, HearSay, PowerBlade and PolicyPoint are trademarks; Alliance Generation is a registered trademark; and Natural MicroSystems is a trade name of the registrant. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

  This Form 10-K, future filings of the registrant, press releases of the registrant and oral statements made with the approval of an authorized executive officer of the registrant may contain forward-looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 1, "Business--Forward-Looking Information" and "Business-- Risk Factors," which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

  References in this Form 10-K to the "Company," the "registrant," "we," "our" and "us" refer to Natural MicroSystems Corporation and its subsidiaries.

                                    PART I

Item 1. Business

Overview

  We provide enabling technologies to the world's leading suppliers of networking and communications equipment. We target original equipment manufacturers, system suppliers and other strategic customers and seek to provide them with essential enabling components for their system offerings. Our customers incorporate our software and hardware products and technologies into their solutions in order to enable service providers and enterprises to rapidly and cost-effectively deploy data, voice and fax applications and enhanced services in converged networks.

  Our products, which use technologies including digital signal processing
(DSP), specialized silicon for packet media processing, speech processing and recognition, media processing, signal protocol processing, switching and packet classification, are essential components in networking and communications equipment deployed in the wireline and wireless Internet and the public switched telephone network (PSTN). We also provide our customers with software development tools and systems architecture and engineering design services. These products, tools and services facilitate the rapid creation and deployment of enhanced services and applications while conforming to the high quality, availability, scalability and manageability required in service provider networks. Our products and technologies are compliant with open industry standards to insure interoperability and compatibility, and leverage mass-market components, such as general purpose microprocessors, digital signal processors and operating system software.

  Demand for our solutions arises from the explosive growth in data traffic coupled with the need of networking and communications system vendors and service providers to bridge the gap between the Internet protocol (IP) network and the PSTN. In addition, deregulation and the emergence of new service providers, coupled with rapid technological changes and increasing competition, has led these system vendors to purchase subsystems and enabling technologies from outside suppliers, such as Natural MicroSystems. Our products and enabling technologies help our customers achieve a reduced time to market and allow them to focus their development efforts on new service creation and next generation infrastructure.

  During 2000, we grew revenue substantially, improved important operational metrics including days sales outstanding and inventory turns, added new customers in high growth, high value market segments, increased business with existing customers, established or strengthened development and marketing relationships, launched several innovative products, won industry awards for several of our products, completed a strategic acquisition and successfully financed the company to ensure capacity to exploit market opportunities.

  Our new customers include: Yahoo!, BeVocal, Tellme and Messageblaster, important forces in the voice portal market; GenSoft ITT and Mercury Mobile, suppliers of wireless communications solutions; JetStream, TdSoft and MetaSwitch, acknowledged innovators in voice-over-Broadband products; Telit Networks, a supplier of GSM network equipment; Henan Mobile Communications and Liaoning Mobile Communications, exclusive wireless communication service providers in the two most populous Chinese provinces; and CyberUMS and LOCUS, the dominant suppliers of unified messaging solutions in Korea.

  We increased our business with our existing customers, including Ericsson, Cisco, Nortel, Alcatel, Motorola, Siemens, NEC, Comverse and Clarent. We continued important development and marketing relationships with Sun Microsystems, Force Computers, and Motorola Computer Group, as well as with speech recognition vendors Nuance, SpeechWorks and Philips. We launched the following products, all of which were technology leaders and industry innovators: PacketMedia; HearSay; CG6000; PowerBlade; and a new version of our signaling system #7 (SS7) software. The CG6000c, PolicyPoint platform, and HearSay were designated "Product of the Year" by the publications Internet Telephony, Computer Telephony, and Communications Solutions, respectively.

  In July, we acquired Inno Media Logic (I.M.L.) Inc. ("IML"), a leading provider of enabling technology used in voice over digital subscriber line (VoDSL) gateways and other network access solutions. Our IML group, based in Montreal, introduced the PowerAccess architecture and first products in that line in mid-January 2001.

  We also completed an offering of common stock in March 2000 that yielded $175 million in capital and an offering of $175 million of convertible subordinated notes in October 2000. These two successful financing initiatives contributed to our year-end cash and marketable securities position of nearly $310 million.

Industry Background

  The networking and communications industries have experienced dynamic change and rapid growth over the past few years. These changes have led to growing challenges for service providers as well as networking and communications equipment vendors. We are now in the midst of a broad-based economic slowdown affecting most technology sectors and communications in particular. We are uncertain of the depth and duration of this slowdown. Upon recovery of the economy, we expect the resumption of dynamic change and rapid growth in the telecommunications sector. The primary factors driving this change and growth include those described below.

  Explosive growth in data communications traffic. The increasing use of the Internet has led to an explosive growth in data communications traffic. This growth has been fueled by the increasing number of users of the Internet, the increased use of electronic mail, the transmission of multimedia content and the increased volume of information retrieved from the Internet. According to International Data Corporation, the number of PC-based users of the Internet is expected to grow from 142 million at the end of 1998 to 500 million in 2002. Speech recognition technology now extends the potential to access Internet information to the approximately 1.2 billion telephones around the world. In addition, organizations are increasingly using the Internet to communicate with customers and partners, further contributing to the surge in data traffic. This growth in data traffic is placing huge strains on the traditional PSTN, creating the need for new types of networking equipment.

  Service provider deregulation and competition. Global deregulation and rapid technological advances have resulted in the emergence of many new communications service providers, thereby increasing competition within the communications market, lowering prices and accelerating the development of innovative new services to attract and retain customers. This environment is forcing service providers to differentiate themselves by offering new services. Many of these service providers are using packet technologies to gain a competitive advantage through the lower cost of deployment, operation and expansion of networks and rapid implementation of these new services. Voice over digital subscriber lines (VoDSL), IP telephony, differentiated IP service provisioning, customer interaction center/web integration and unified messaging are examples of such services.

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

  Convergence of voice and data. Historically, voice and data communications have been transmitted and managed on separate networks, each with distinct technologies, standards and protocols. Traditional telephone systems require that a dedicated connection, or circuit, be established and maintained for the duration of a call in order to transfer voice or data. Dedicated connections result in the poor use of bandwidth since no traffic travels through the circuit when users are silent, which can account for a significant amount of time during a transfer. IP networks differ fundamentally from circuit-switched networks in that the packet networks' resources and infrastructure can be shared simultaneously by several users and bandwidth can be flexibly allocated. Packet-based communications systems format the information to be transmitted, like e-mail, data, voice and fax, into a series of shorter digital packages of information called "packets."

  Each of these packets is then transmitted over the network and is reassembled as a complete communication at the receiving end. IP networks offer a number of advantages over circuit-switched networks. Rather than requiring a dedicated circuit for each individual call, IP networks commingle packets of data, voice and fax from several communications sources on a single physical link, providing superior utilization of network resources. Additionally, this integration of voice and data communications makes possible an enrichment of services and an entire range of new, value-added applications.

  Access Networks. Deregulation, increased competition and the growth of data traffic have impacted the development of access networks. Access networks connect service providers, or provide them with access to their customers and consist of access lines and access equipment. Access lines, predominantly copper cables, have had limited capacity, resulting in bottlenecks in many access networks as data traffic has grown significantly. To overcome the limitations of existing copper access line capacity, service providers have been deploying new technologies and access networks that enable them to deliver high-capacity, or broadband, telecommunications services to their customers. Access networks based on digital subscriber lines (DSL), a set of technologies designed to increase capacity over existing copper lines, cable TV and broadband wireless technologies, enable service providers to offer high-speed data services.

  Standards and protocols. IP and circuit-switched networks, deployed by service providers across multiple geographies, rely on an array of standards and protocols for communicating information among switches and other devices. The PSTN requires basic signaling software protocols such as integrated services digital network (ISDN) and SS7 in order to ensure that calls from one network to another are transmitted correctly. Similarly, the IP network requires a set of standards and protocols to route information correctly. For example, these standards include H.323 for the transmission of voice signals in an IP network. While these networks and protocols are distinct today, communications equipment vendors are striving to build equipment that enables the interconnection and interoperability of the different networks, protocols and standards.

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

The Natural MicroSystems Solution

  We provide enabling technologies to the world's leading suppliers of networking and communications equipment. Our customers incorporate our software and hardware products and technologies into their solutions in order to enable communications service providers and enterprises to rapidly and cost-effectively deploy data, voice and fax applications and enhanced services in converged networks. Our products, which utilize technologies including digital signal processing, specialized silicon for packet media processing, speech processing and recognition, media processing, signal protocol processing, switching, and packet classification, are essential components in networking and communications equipment deployed in the wireline and wireless Internet and PSTN. We also provide our customers with software development tools and systems architecture and engineering design services. These tools and services facilitate the rapid creation and deployment of enhanced services and applications while conforming to the high quality, availability, scalability and manageability required in service provider networks. Our products and technologies are compliant with open industry standards to insure interoperability and compatibility, and leverage mass-market components, such as general purpose microprocessors, digital signal processors and operating system software.

 Our products and services enable our customers to:

 . Reduce time to market. Our products, technologies and services are designed to help reduce our customers' product development cycles, enabling them to deliver their products to market more quickly, capture greater market share and compete more effectively. Service providers and enterprises, in turn, can deploy enhanced services and applications more quickly.

 . Provide for network interoperability. Our knowledge of emerging Internet and established PSTN protocols facilitates the deployment of our solutions across diverse networks. As new network deployments are increasingly IP-based, our products allow connectivity and interoperability with the PSTN. Our customers rely on us to assist them in the deployment of their products in networks worldwide.

 . Meet carrier class requirements. Our products are designed to deliver the high quality, availability, reliability, scalability and manageability required in service provider networks. These, combined with our solutions for network interoperability, enable the deployment and scaling of enhanced services and applications across diverse network infrastructures. We provide an easy-to-use open development environment that allows our customers to develop differentiated systems and solutions for the converged network. In addition, this capability facilitates upgrades and enhancements to deployed network systems, reducing the life-cycle cost of ownership.

 . Create and deploy enhanced services. We provide the foundation for the creation and deployment of enhanced services, such as unified messaging and speech access to web-based information, in both the IP network and the PSTN environments. Our products and technologies enable the delivery of differentiated packet services, including service provisioning and traffic classification based on application type and per-flow metering. This capability enables equipment vendors, service providers and enterprises to build new classes of enhanced services and applications.

Strategy

  Our objective is to be the leading provider of enabling technologies to the premier networking and communications systems original equipment manufacturers addressing converged network solutions. The following are key elements of our strategy:

  Focus on high growth market segments. We believe that our technologies, products and services are critical to several high growth market segments. We focus our technology, sales and marketing resources on the following four market segments:

 Examples of Applications

Market Segment        Existing                           Emerging
--------------        --------                           --------
Network Access        Voice over Internet protocol       VoDSL gateways
                      (VoIP) Gateways                    Wireless Internet
                      SS7 Gateways
                      Analog cellular services

Network Solutions     Prepaid and debit card calling     Unified messaging
                      services                           Speech access to Internet data

Enterprise Solutions  Voicemail                          Customer interaction centers/web
                                                         integration
                                                         Private branch exchanges for packet
                                                         based networks

Premium IP Service    Internet access                    Guaranteed service levels for voice
 Management                                              and e-commerce

  Extend our technology leadership. We invest heavily in developing enabling technologies that are essential to providing high performance voice, data and fax transmission over and connectivity to both packet and circuit networks. We provide products and technologies essential to the creation and deployment of enhanced services on converged networks. We have assembled a team of approximately 342 engineers and technical personnel who are currently dedicated to this market. Over our 17 years of experience, we have developed significant expertise in digital signal processing software, media stream protocol processing, global network interface and protocol technologies and a comprehensive software development environment. We intend to continue to invest in our technological expertise through in-house development and strategic acquisitions.

  Strengthen and expand relationships with strategic customers. Our strategy is to establish and maintain long term working relationships and to sell our products and services to leading original equipment manufacturers in the networking and communications industries. We dedicate over 125 sales and technical services personnel to approximately 100 networking and communications systems vendors worldwide. We also target emerging companies addressing high growth markets. We use indirect channel partners to reach a broader market. By focusing on leading equipment manufacturers with large volume potential, we believe that we reach the largest portion of our potential customer base while minimizing the costs and complexity of our marketing efforts. These customer relationships also provide us with multiple sales opportunities across our customers' product lines. We work closely with our customers to design our software and hardware solutions into their products and use consulting and support services to facilitate and reinforce these relationships. By working with leading customers early in their product design and development stages, we gain valuable insights into future industry requirements and trends.

  Broaden our product offering. We believe that breadth of product line is one of the principal attributes that equipment manufacturers consider in selecting suppliers of enabling technology. We offer a broad selection of enabling technologies for networking and communications equipment vendors, and we intend to continue to broaden our product offering. For example, in July 2000 we acquired IML, a developer of enabling technologies for VoDSL and other access gateway technologies. In December 1999 we acquired QWES.com, Inc., the developer of PolicyPoint, an enabling technology for differentiated packet-based services. Our strategy is to continue to expand our product offerings, both by internal development and acquisitions.

  Support open architecture and drive evolving standards. We will continue to support open architectures, allowing developers of high performance, high value applications to utilize standards-based products or components. We expect that this will in turn reduce development time and enable customers to take advantage of advances made in complementary technologies. Our products are accessible to developers and allow them, through the use of our software development environment, to develop software and algorithms for their products. We have a record of developing and promoting open industry standards and intend to continue our leadership role.

  Strengthen customer relationships through consulting and support services. Our consulting and support services extend from initial product conception and design through implementation, field trial and deployment. These fee-based service relationships increase our visibility to our customers and facilitate the design-in process while providing us with insight into future market requirements.

Products and Services

  The principal functions addressed by our products include connectivity to communications networks, call processing, real-time media processing, media stream protocol processing, service classification and quality of service. These capabilities are accessed through a series of application programming interfaces that expose the hardware and firmware functions to the developer for the purpose of creating an application or system.

  Our products are developed for global markets and allow customers to integrate their applications and systems into the IP network and the PSTN. Our products are compatible with signaling protocols and are approved for use in many countries. In order to have a presence in the fastest growing and largest international markets, we use our technological expertise, open architecture, and familiarity with international regulatory requirements to obtain the approvals required for use of our products in principal foreign markets. Our products have been incorporated into products sold to end users in over 65 countries.

  Our products are open, accessible, standards-based, layered, network protocol and operating system-independent, modular and scalable. These features offer developers significant reduction in time and effort when developing sophisticated applications and systems.

  Convergence Generation. The Convergence Generation product family consists of software and hardware components configured specifically for convergence-centric systems and applications. This product family is designed for an Intel StrongARM co-processor and Texas Instruments (TI) C54x family of digital signal processors. The architecture is extensible to hundreds of ports per slot and capable of integrating high-density IP network and PSTN interfaces including T3 and OC-3. This product family offers the best price performance for converged network solutions such as IP telephony gateways and IP media servers.

  PowerAccess. Our VoDSL products are high density access gateway boards and software used for VoDSL and voice over wireless local loop (WLL) deployments. This product family includes the PA HYPER T3 DS3/STS-1 Network Adapter, the M 100 Echo Cancellation and Compression Option (for the PA HYPER T3) and the S-200 high performance asynchronous transfer mode (ATM) interface. Combined, these products create a 2 slot, 672 port (T3) access gateway, exploiting our core application specific integrated circuit (ASIC) and ATM technologies.

  PolicyPoint. The PolicyPoint product family, currently in field trials, consists of software and hardware components that provide reliable, cost-effective, predictable and consistent transport of voice, video and data over packet networks. The product family is designed for the TI C6x family of digital signal processors and does not require a host processor. It provides connectivity to any ATM wide area network (WAN) while controlling network and application specific usage and performance. The PolicyPoint architecture offers a soft-ASIC capability that allows for the integration of additional WAN protocols including frame relay, point-to-point protocol, multi-protocol label switching and differentiated services. We believe the architecture is extensible to higher density local area network (LAN) and WAN interfaces. We believe PolicyPoint's architecture delivers a compelling price performance advantage.

  Alliance Generation. The Alliance Generation is a proven product family with a field history of over eight years. It consists of software and hardware components configured to meet the needs of enterprise and enhanced services applications for circuit-switched environments. This product family is designed for an Intel x86 co-processor and TI C51 or TI C549 families of digital signal processors. The port densities offered range from 2 to 120 ports per slot and the Alliance Generation product line is differentiated from competition due to its unique extensibility. The product family enables systems to maximize resources, thereby reducing costs.

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

  Natural Access Software. The Natural Access Software suite consists of CT Access with Natural Call Control, NaturalFax, ActiveAG, Telephony Applications Program Interface (TAPI) support, ISDN, Channel Associated Signaling and high availability extensions. This suite was designed as the development and run-time environment for the Alliance and Convergence Generation product families and provides for the rapid development of high performance, scalable applications. Natural Access allows developers, working with common programming languages and different programming models, independent of host platforms and operating systems, to implement applications and systems requiring communications functionality.

 The following table depicts our product families, capabilities and benefits:

                         Natural MicroSystems Products

Product
Family                          Capabilities                                   Benefits
-------      ----------------------------------------------------  ---------------------------------
Convergence  Hardware Platform Specific:    Software Specific:     . Provides interoperability
Generation     . Integrated on-board PSTN   . Programmable media   with circuit and packet- switched
               and IP network interfaces    streaming              networks
               . Media stream protocol      . Simple Network       . Flexible media streaming
                                              Management
               processing (flexible packet  Protocol (SNMP)        supports new converged
                                             support
               processing)                  . Hot-swap drivers     enhanced services
               --Jitter buffer management   . Hosting environment  . Integrates into carrier grade
                                              for
               --Low latency                speech technologies    solutions
               . Digital Signal Processing  . Media support        . Maximizes system price
               --Echo cancellation          --Play/record          performance
               --Vocoding                   --Transcoding          . Optimized platform for
               --Fax Conferencing                                  speech recognition and text-to-
               . PSTN Interface                                    speech applications
               --Worldwide signaling
               . ISDN
               . Channel associated
                 signaling
               . IP Interface
               --Ethernet
               . Low power consumption
               . Low host-processor
               utilization

PowerAccess    Hardware Platform Specific:  Software Specific:     . Low-cost ATM to PSTN
               . High-density voice         . Data, and voice      connectivity
                 switching
               and time division            . Non-blocking         . Integrates into core network
                multiplexed                   architecture
               (TDM)/IP/ATM voice traffic   . Scalability          environments
               conversion                   . Simple software
                                              interface
               . Support for H.100, H.110
                 and
               other telephony buses
               . Advanced ASIC technology,
               reducing cost per port
               . Standards-based for easy
               integration into
                communication
               networks around the world
               . Uses ATM technology that
               allows data, voice, fax and
                video
               to be carried over a single
               network with inherent
                Quality of
               Service

PolicyPoint    Hardware Platform Specific:  Software Specific:     . Enables service level
               . Integrated LAN and WAN     . Bandwidth shaping    guarantees for differentiated
               network interfaces           --Wirespeed packet     IP applications
               . WAN Interface              classification         . Provisioning of premium IP
               --T1/E1                      --Fine granularity     services
               . LAN Interface              discrimination         . Integrates with existing
               --10/100-BaseT Ethernet      --LAN to WAN           management systems
                                             bandwidth
               . Standalone operation       management and bounds  . Lowers deployment and
               . Integrated Channel         delay                  maintenance costs
                 Service
               Unit (CSU)/Data Service      --Per flow metering
               Unit (DSU)                   . Remote management
                                            --SNMP support
                                            --Web-based
                                             provisioning
                                            --In-field software
                                             upgrades
                                            . Routing support
                                            . Software
                                              programmable
                                            WAN protocol
                                            --ATM

Product Family                         Capabilities                                       Benefits
--------------       --------------------------------------------------- -------------------------------------------
Alliance Generation  Hardware Platform Specific:    Software Specific:   . Allows for private branch exchange
                        . Digital Signal Processing . SNMP support       (PBX) integration
                        --Echo cancellation         . Hot-swap drivers   . Provides interoperability with circuit-
                        --Vocoding                  . Hosting            switched networks worldwide
                                                      environment for
                        --Fax                       speech technologies  . Integrates into carrier grade solutions
                        --Conferencing              . Media support      . Maximizes system price performance
                        . PSTN Interface            --Simultaneous       . Optimized platform for speech recognition
                                                     play/record
                        --Worldwide signaling       --Transcoding        and text-to-speech applications
                        . ISDN
                        . Channel associated
                          signaling
                        . Analog interfaces
                        . Station interfaces
                        . Low power consumption
                        . Low host-processor
                          utilization

Intelligent             Hardware Platform Specific: Software Specific:   . Programmability allows wireless network
 Networks/SS7           . PSTN Interface            . Multiple layers    components to interact with PSTN
                        --T1/E1                     --Message Transfer   . Facilitates the creation of enhanced
                                                     Parts 1-3
                        --V.35                      (MTP)                services platforms and applications
                        --10-BaseT Ethernet         --Signaling          . Hardware implementation enables host
                                                     Connection
                                                    Control Part (SCCP)  to operate independently
                                                    --Transaction
                                                     Capabilities
                                                    Action Part (TCAP)
                                                    --Telephone User
                                                     Part (TUP)
                                                    . Fully redundant
                                                    . 4-16 Links

Natural Access          Software development        Features:            . Development environment allows for
 Software               environment:                .Natural call        operational compatibility
                                                    control
                        . Alliance Generation       . Access to global   . Simplifies development of switching and
                                                      signaling
                        . Convergence Generation    protocols            call processing applications
                        . Windows NT                . High availability  . Simplifies development of extensions to
                                                      and
                        . SPARC Solaris             manageability        deployed systems
                        . Intel Solaris             . Point-to-point
                                                      switching
                        . Unixware                  . Configuration and
                                                      installation

  Fusion. In addition, we market Fusion, a branded package incorporating several of our products. It is a scalable, high performance development platform for standards-based IP telephony solutions. Fusion provides a software development environment designed specifically for the creation of IP telephony gateway solutions. Fusion's modular architecture allows support for existing protocols such as the International Telecommunication Union's H.323 specification and a growing list of emerging protocols like Media Gateway Control Protocol (MGCP) and Session Initiation Protocol (SIP). Fusion enables developers to create application solutions with configurations from four analog ports to multiple T1s/E1ss with no increase in latency or decrease in performance.

  Recent Product Introductions. Over the past year, we have announced the following new products:

    PacketMedia. PacketMedia is a standards-based, carrier-class IP media server solution with real-time media streaming and a broad range of media processing capabilities for carrier-grade sound quality and functionality. PacketMedia enables communications equipment providers to rapidly deliver to carriers new hardware/software platforms capable of supporting a wide range of next-generation IP-based applications and enhanced services.

    HearSay. HearSay is an integrated, extensible voice portal platform for the development and deployment of voice-driven Internet applications, voice portal solutions and V-Commerce (voice-enabled e-commerce) solutions. HearSay integrates leading vendors' speech recognition algorithms, such as Nuance and SpeechWorks International, into the Natural Access development environment, executes call processing on dedicated hardware, and streams voice to the host processor for speech recognition.

    PowerBlade. PowerBlade is a carrier-grade system in a slot for creating VoIP gateways, IP media servers and enterprise communications servers with built-in scalability, high availability and expandability. PowerBlade integrates high-density hardware, a packet voice software platform and development environment and an embedded PC processor for dedicated processing of packet voice applications. Plug-and-play packaging also enables expansion and extends system availability. The integrated PowerBlade processor drives applications independently of the chassis' bus and main system processor enabling service providers to add VoIP solutions and packet voice services without jeopardizing availability or increasing processing bottlenecks. Additional VoIP ports can be added by hot plugging more PowerBlades into a chassis, permitting applications to be added without interrupting existing applications.

    PowerAccess. This product family of boards and software is focused on the voice over broadband gateway applications including voice over DSL and voice over WLL. These applications require high capacity PSTN and ATM network interfaces and the high availability of CompactPCI. Use of ASICs and the latest DSP devices provides a high number of ports per board and lower costs. Costs are further reduced by the inclusion of a unique auxiliary data bus for voice traffic called the PowerAccess Bus. This additional TDM voice bus increases system capacity several times, spreading the cost of the CompactPCI chassis over a larger number of ports and reducing cost per port.

    Services and Customer Support. To complement our hardware and software products, we also offer engineering consulting and technical support services. NMS Consulting Services offers design, development, integration, and customization services in four broad areas: DSP-related technologies, hardware design, middleware applications and protocols.

  NMS' Technical Services delivers technical support to networking and communications suppliers worldwide, including problem identification and problem resolution via the web, on-site, email, telephone or fax. These programs are designed to assist in all stages of the product lifecycle-- evaluation, development, and deployment. Technical support supplements the standard NMS product warranty.

Technology

  We offer high performance software and hardware component technologies for converged network solutions such as communications gateways and enhanced service platforms for IP, ATM, DSL, wireless and wireline communications networks. Our technology components include a flexible software architecture that allows our technology to be readily adopted by major communications equipment suppliers. Our technology is engineered to provide telecommunications quality and availability while leveraging the broad capabilities of mass-market computing platforms. Our software technology is available on board-level products for open computing platforms or as hardware reference designs for embedded applications and systems. To facilitate the development of specific solutions, we provide sample applications and demonstration programs. Our architecture includes software and hardware reference designs, as well as hardware and firmware implementations of these core technologies:

    Digital signal processing software and related compute engines. We base our solutions on high performance commercial digital signal processors integrated with proprietary technology to provide high density, scalable signal processing arrays.

    Application Specific Integrated Circuits (ASICs). Our VoDSL products use the latest silicon technology to create high density, low cost DSL gateway technology, enabling voice over DSL services for access networks.

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

  The table below is a representative list of our customers within each market segment, together with examples of applications in each segment. Except as otherwise noted, each of these customers purchased at least $500,000 of our products and services in 2000.

                                Market Segment

                                 Network               Network              Enterprise         Premium IP Services
                                 Access               Solutions              Solutions              Management
                          --------------------- ---------------------- --------------------- ------------------------
Representative Customers  .Clarent              .Centigram             .Alcatel              Products are currently
                          .ECT                  .Comverse              .Aspect               in lab evaluations
                          .Ericsson             .Nortel                Communications        and limited
                          .JetStream            .Tellme *              .Lucent               field trials
                          .Mockingbird          .BeVocal *             .Mitel
                          .Networks
                          .Motorola
                          .Empirix
                          .Tdsoft *

Examples of Applications  .Programmable         .Unified               .Customer interaction .Voice over IP
                          gateways for carriers Communications         centers               .Voice, intranet and
                          .Emerging gateway     .Billing/payment       .Unified              Internet access on a
                          opportunities such as .Media Servers         Communications        single
                          cable and DSL         .Internet call waiting .Interactive voice    broadband local loop
                          .Programmable         .Speech access to      response              .User and application
                          switches for          Internet data          .Enterprise           specific IP service
                          competitive local                            communications        level agreements
                          exchange carrier                             servers               .Application-specific
                          (CLEC)/PSTN                                                        flow and
                          connectivity                                                       packet bandwidth
                                                                                             management
                                                                                             .Full class of
                                                                                             service and
                                                                                             quality of service
                                                                                             performance to IP
                                                                                             traffic, LAN to LAN

--------
* New customer in 2000 which did not reach the $500,000 threshold but is considered to be a key representative customer in the respective market segment.

Sales and Marketing

  We focus our sales and marketing efforts on selling directly to approximately 100 leading suppliers of networking and communications systems. Customers targeted in our direct sales efforts are divided into three groups:

  . Strategic accounts, including large, multinational companies with multiple products, such as Nortel, Alcatel, Lucent and Ericsson, each of which is served by a dedicated account team;

  . Major accounts, including original equipment manufacturers with discrete product lines such as Comverse Network Systems; and

  . Emerging accounts, including new entrants in high-growth markets such as BeVocal, Tellme and Yahoo!.

  We serve other customers and prospects through indirect sales-channel partners. This focus allows us to use our resources on customers that offer us the largest revenue opportunities.

  Our sales and marketing organization consists of 120 employees in 21 sales offices worldwide, of which 9 are in the United States, 6 are in Europe, 5 are in Asia, and one is in Canada. During 2000, 28% of our revenues were from sales and services to customers based outside North America.

Research and Development

  We believe that the extension and enhancement of existing products, the development of new products and the support of joint product development activities are critical to our future success. During 2000, we spent $31.2 million, or 23% of our revenues, on research and development.

  Our current research and development is conducted by 311 employees located at our headquarters in Framingham, Massachusetts, and at our offices in Schaumburg, Illinois, Tustin, California, Saint Hubert, Quebec and Chaville, France. Our current research and development is focused on developing emerging, high growth technologies, such as IP traffic management, VoDSL, IP telephony, SS7/IP network integration and wireless/IP network integration. Our product development investment is focused on bringing these technologies to market and on increasing scalability and performance, providing high availability through CompactPCI, hot swap and related technologies, and enhancing our software development environment to facilitate shorter development cycles for our customers and partners.

Manufacturing

  We outsource assembly of specific printed circuit boards to two ISO 9002 certified contract manufacturers, who are the primary sources for the products manufactured.

  We perform quality control and final testing verification sampling of completed products at our Framingham facility, for which we received ISO 9002 certification in 1996. Since then, we have participated in all required processes and audits required to maintain this certification, successfully completing and ISO Quality Systems re-certification in October 1999. The British Approvals Board for Telecommunications conducted its most recent audit in November 2000 and found no nonconformity. All of our products are produced in accordance with FCC and UL safety requirements and to IPC-610 standards of assembly workmanship.

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

Competition

  The market for our products is highly competitive. We have many competitors whose products compete with one or more of our products. We may also compete with our existing and potential customers' in-house development teams. Examples of our current competitors include AudioCodes Ltd., Radisys Corporation, Brooktrout Technology, Inc. and Dialogic Corp., a wholly owned subsidiary of Intel Corporation. Some of our competitors may have greater resources than we have. As we enter new markets, we expect to encounter competition from additional competitors, some of which may also have greater resources than we do.

Intellectual Property and Proprietary Rights

  Our success depends on proprietary technology and know-how. We rely primarily on a combination of copyrights and restrictions on access to our trade secrets to protect our proprietary rights. In addition, we have four patents issued, we have received a notice of allowance on three patents which we expect to issue shortly, and we have applications pending on 17 patents. We distribute our software products under license agreements which grant customers a nonexclusive license to use the software and contain certain terms and conditions prohibiting its unauthorized reproduction or transfer. We enter into confidentiality agreements with our suppliers and customers when we disclose proprietary information to them. In addition, we enter into confidentiality agreements and assignment of invention agreements with our employees and consultants. We believe that our products and technology do not infringe on any existing proprietary rights of others.

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

Employees

  As of December 31, 2000, we had 606 full-time employees, including 91 in sales, 29 in marketing, 311 in research and development, 68 in services, 49 in operations and 58 in administration and finance. None of the employees is represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

Forward-Looking Information

  This Form 10-K includes and incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would," "intends," "estimates," "predicts," "potential," "continue" and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" below, as well as other risks and uncertainties referenced in this Form 10-K. We do not assume any obligation to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results.

Risk Factors

 We have experienced recent operating losses and may not become profitable.

  We experienced operating losses in all four quarters of 1999 and in the first, third and fourth quarters of 2000. As a result, for the years ended December 31, 1999 and 2000, we reported operating losses of approximately $17.9 million and $35.6 million, respectively. We expect to continue to increase our levels of research and development and sales and marketing expenditures, and therefore we can only achieve profitability if we can significantly increase our revenues. If our revenues do not meet the levels that we anticipate, or if our costs and expenses exceed our expectations, we will again sustain losses and the price of our common stock may decline substantially.

 We are experiencing the impact of a slowdown in some sectors of the telecommunications industry.

  We are now in the midst of a broad-based economic slowdown affecting most technology sectors and communications in particular. As a result, many of our customers are aggressively increasing efficiency in their supply chains and reducing inventory levels. This is evident as our customers are ordering lower quantities and, in some cases, deferring orders into future periods. Because it is difficult to predict how long this slowdown will continue, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

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

  Competition in the high growth markets that we target for our products is intense, and we expect it to intensify as current competitors expand their product offerings and new competitors enter the market. Although competition in many of our markets is highly fragmented, our current competitors include AudioCodes Ltd., Radisys Corporation, Brooktrout Technology, Inc. and Dialogic Corp., a wholly owned subsidiary of Intel Corporation. Other companies, including original equipment manufacturers that are current or targeted customers, may enter our markets in the future. Our competitors and customers may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. In particular, by focusing all of their efforts on a specific niche of the market, some of our competitors may succeed in introducing products that change the competitive dynamic in that market niche and adversely affect demand for our products. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Many of our competitors have well-established relationships with our existing and prospective customers, including those on which we have focused significant sales and marketing efforts.

 We rely on third parties to assemble our products.

  We do not have in-house manufacturing capabilities and currently rely on one primary third-party contract manufacturer to assemble our printed circuit boards and other product offerings. This manufacturer is our sole source for the products it manufactures for us. This reliance could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products. Any problems that occur and persist in connection with the delivery, quality or cost of the assembly of our products could affect our ability to ship product and recognize revenue, harm our relationship with our customers and harm our business.

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

  Competitive pressures and rapid technological change may cause erosion of the average selling prices of our products and services. In addition, as many of our target customers are large original equipment manufacturers with significant market power, we may face pressure from them for steep volume-based discounts in our pricing. Any significant erosion in our average selling prices could impact our gross margins and harm our business.

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

  Sales to customers outside North America accounted for approximately 28% of our revenues in 2000, and we believe a material portion of our domestic sales results in the use of our products outside North America.

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

  We operate in four segments of the communications market: enhanced services, including speech-enabled access to network content; media and access gateways and infrastructure; enterprise networks; IP services management. Although we expect growth in these areas, each of these market segments is emerging, undergoing rapid change or both and may fail to generate demand for our products at the levels we anticipate, which could limit our future revenues and harm our business.

 Future regulation or legislation could restrict our business or increase our costs.

  We are unable to predict the impact, if any, that future legislation, legal decisions or regulations relating to our target market segments may have on our business, financial condition and results of operations. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products and services, either of which could restrict our business or increase our cost of doing business. For example, the Federal Communications Commission is currently examining the question of whether certain forms of telephone services over the Internet should be subject to FCC regulation as telecommunications services. If the FCC were to determine that Internet telephony providers, or the services they provide, are subject to FCC regulations, then some of the service providers that buy equipment from our customers may be forced to pay access charges and make universal service contributions. This could have a material adverse effect on those customers' business and competitive position and could therefore force them to limit or cut-off their purchases of our products.

 Anti-takeover provisions in Delaware law and our corporate documents may affect the value of our common stock.

  Provisions of Delaware law and our corporate documents may make it difficult and expensive for a third party to acquire us. For example, our certificate of incorporation provides for the election of members to our board of directors for staggered three-year terms, we have adopted a shareholder rights plan and under the indenture related to our notes, a third party is prevented from acquiring us without the consent of the debt holders. The existence of these anti-takeover provisions may substantially impede the ability of a third party to acquire control of us or accumulate large blocks of our common stock, which may adversely affect our stock price.

Item 2. Properties

  We lease a facility totaling approximately 100,000 square feet for our corporate headquarters in Framingham, Massachusetts. The lease on this facility expires in May 2012. In December 2000, we entered into another lease with our landlord for additional space of approximately 45,000 square feet at our corporate headquarters in Framingham. The term on this lease began in January 2001 and expires in May 2012.

  We also lease facilities in Chaville, France, Saint-Hubert, Quebec, Schaumburg, Illinois, and Tustin, California in which we conduct design and engineering operations. The Chaville office also serves as our European sales and service headquarters.

  In addition, we have short-term leases for 21 sales offices throughout North America, Europe and Asia. We believe our facilities are adequate for our current needs and that we will be able to secure suitable space as needed in the future.

Item 3. Legal Proceedings

  From time to time, we are a party to various legal proceedings incidental to our business. We have no material legal proceedings currently pending, except as described below:

  We are the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of our products infringe upon a United States patent owned by it and seeks injunctive relief and damages in an unspecified amount. The patent relates to a specific routing protocol. The action is in the early stages of discovery phase. We have reviewed the allegations with our patent counsel and believe that none of our products infringe upon the patent. We intend to deny the allegation of infringement and defend against the claim vigorously.

Item 4. Submission of Matters to a Vote of Securities Holders

  None during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

  Our common stock is quoted on the Nasdaq National Market under the symbol "NMSS." The table below shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated. These prices have been restated to reflect a two-for-one stock split on August 7, 2000.

                                                                   High   Low
                                                                  ------ ------
Year Ended December 31, 1999
First Quarter.................................................... $ 4.27 $ 2.46
Second Quarter...................................................   5.03   1.53
Third Quarter....................................................   7.25   4.82
Fourth Quarter...................................................  23.44   6.75
Year Ended December 31, 2000
First Quarter.................................................... $42.88 $16.13
Second Quarter...................................................  56.22  22.50
Third Quarter....................................................  76.88  45.31
Fourth Quarter...................................................  57.25   6.03

  As of December 31, 2000, we had approximately 249 stockholders of record of our common stock.

Dividend Policy

  We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. In addition, our credit agreement with a bank and our indenture governing our convertible subordinated notes contain covenants which prohibit us from paying cash dividends.

Issuance of Unregistered Securities

  We acquired Inno Media Logic (I.M.L.) Inc. ("IML") of St. Hubert, Quebec in July 2000 for a combination of cash and stock. We and our wholly owned Canadian subsidiaries issued to the stockholders of IML 982,296 shares of our common stock and shares exchangeable into an additional 1,653,004 shares of our common stock. As of December 31, 2000, an aggregate of 160,096 additional shares of our common stock had been issued in exchange for exchangeable shares. The shares of our common stock and the exchangeable shares were issued, as to acquirers in the United States, in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933 (the "Act") and, as to acquirers outside the United States, pursuant to Regulation S under the Act. We registered on form S-3 under the Act, effective August 25, 2000, for public sale in the United States, all the shares of our common stock which were or are to be issued to the former shareholders of IML.

Item 6. Selected Financial Data

  Components of selected financial information consist of the following:

Selected Financial Information

                                           Year Ended December 31,
                                  --------------------------------------------
                                   1996    1997     1998      1999      2000
                                  ------- ------- --------  --------  --------
                                     (in thousands except per share data)
Revenues........................  $51,464 $75,363 $ 76,529  $ 79,476  $134,612
Gross profit....................   33,070  50,065   48,411    47,956    78,798
Operating income (loss).........    3,065   7,319  (10,057)  (17,869)  (35,555)
Income (loss) before income tax-
 es.............................    4,273   8,517   (8,993)  (17,688)  (26,871)
Income tax expense (benefit)....    2,643   4,758   (2,868)    1,000       780
                                  ------- ------- --------  --------  --------
Net income (loss)...............    1,630   3,759   (6,125)  (18,688)  (27,651)
                                  ======= ======= ========  ========  ========
Net income (loss) per share:
  Basic.........................  $  0.09 $  0.18 $  (0.28) $  (0.81) $  (0.83)
                                  ======= ======= ========  ========  ========
  Diluted.......................  $  0.08 $  0.17 $  (0.28) $  (0.81) $  (0.83)
                                  ======= ======= ========  ========  ========
Weighted average common shares
 used in computing net income
 (loss) per share:
  Basic.........................   18,740  20,962   21,847    22,965    33,147
  Diluted.......................   19,350  22,358   21,847    22,965    33,147
                                                 December 31,
                                  --------------------------------------------
                                   1996    1997     1998      1999      2000
                                  ------- ------- --------  --------  --------
Total assets....................  $62,662 $81,693 $ 78,950  $ 70,709  $498,778
Long-term debt,
  less current portion..........      392     243      260       306   175,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  We provide enabling technologies to the world's leading suppliers of networking and communications equipment. Our customers incorporate our software and hardware products and technologies into their solutions in order to enable communication service providers and enterprises to rapidly and cost-effectively deploy data, voice and fax applications and enhanced services in converged networks. These converged networks integrate packets of data, voice and fax from several sources on a single physical network link and allow for interoperability between the Internet, a packet-based network, and the public switched telephone network (PSTN), which is circuit based.

  Over the past three years, we have been strategically repositioning our business to address new, high growth markets resulting from the growth in the converged network build out. To support this repositioning, we made significant investments in our sales force, built a service organization, expanded our research and development, acquired complementary products and new capabilities for network infrastructure and services, and strengthened our management team. As a result, we achieved sequential increases in revenue over the prior quarter of 15% in the third quarter and 23% in the fourth quarter of 1999, and 11% in the first quarter, 16% in the second quarter, and 26% in the third quarter of 2000. In the quarter ended September 30, 2000, we achieved record revenues of $40.5 million representing a 100% increase over the same period in the prior year. Revenues of $34.2 million for the fourth quarter of 2000 decreased sequentially over the prior quarter by 16% but still represented an increase of 37% over the same period in the prior year. As we are now in the midst of a broad-based economic slowdown affecting most technology sectors and communications in particular, the levels of revenue we will be able to achieve going forward will depend to a great extent upon how long this slowdown will continue.

  In March 2000, we had an additional stock offering of 6.9 million shares available to the public for $26.75 per share. This offering yielded an additional $175 million in capital for general corporate purposes, including working capital, capital expenditures and potential acquisitions.

  In July 2000, we acquired IML, a privately-held company headquartered in Canada. IML is a leading provider of enabling technology used in voice over digital subscriber line (VoDSL) gateways and other network access solutions. In connection with the acquisition, we issued or reserved for issuance an aggregate of 2,635,300 shares of our common stock, paid net aggregate cash consideration of $65.8 million, and assumed the obligation to issue up to an additional 318,672 shares of our common stock upon exercise of outstanding stock options for the purchase of the common stock of IML. We have accounted for the acquisition as a purchase.

  In October 2000, we issued $175 million of convertible subordinated notes (the "notes"). The notes are convertible into shares of our stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001 and they mature on October 15, 2005. Under the indenture related to the notes, we are subject to certain covenants, including a covenant that prevents a third party from acquiring us without the consent of the debt holders.

  Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. We sell our products worldwide principally through direct sales focusing on large original equipment manufacturers and significant systems supplier customers. We use indirect channels to focus on all other customers and prospects. This strategy allows us to focus our resources on customers that offer us the largest revenue opportunities.

  Our revenue from product sales is generally recognized upon shipment providing that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and title and risk of loss have passed to the customer. If we have a future obligation to obtain customer acceptance, revenues are deferred until this obligation has been met. Our systems are generally a bundled hardware and software solution that are shipped together. We have no obligations to customers after the date products are shipped other than pursuant to warranty obligations. We provide for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. We do not offer rights of return to our customers. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related costs are recognized in cost of revenues.

  We do not provide maintenance service or rights to upgrades or enhancements. Services are not sold with products. Services currently represent less than 10% of revenues and therefore are not presented separately. Services sold separately include on-site support, telephone support, system hosting and training. These services are recognized ratably over the contractual period or as provided based on the nature of the service.

  Our cost of revenues consist primarily of product cost, cost of services provided to our customers and the overhead associated with testing and fulfillment operations.

  Sales, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses. As we add personnel, launch new products and incur additional costs related to the growth of our business, we expect these expenses to increase.

  Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. As of December 31, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and that these expenses will increase in the future.

Results of Operations

  The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of revenues.

                                                            Year Ended
                                                           December 31,
                                                         ---------------------
                                                         1998    1999    2000
                                                         -----   -----   -----
Revenues................................................ 100.0%  100.0%  100.0%
Cost of revenues........................................  36.7    39.7    41.5
                                                         -----   -----   -----
  Gross profit..........................................  63.3    60.3    58.5
                                                         -----   -----   -----
Operating expenses
  Selling, general and administrative...................  44.4    50.3    59.3
  Research and development..............................  28.0    31.0    23.2
  Purchased in-process research and development.........   --      --      2.4
  Merger costs..........................................   --      1.6     --
  Restructuring and other special charges...............   4.0    (0.1)    --
                                                         -----   -----   -----
    Total operating expenses............................  76.4    82.8    84.9
                                                         -----   -----   -----
Operating loss.......................................... (13.1)  (22.5)  (26.4)
  Other income, net.....................................   1.4     0.2     6.5
                                                         -----   -----   -----
Loss before income taxes................................ (11.7)  (22.3)  (19.9)
  Income tax expense (benefit)..........................  (3.7)    1.2     0.6
                                                         -----   -----   -----
Net loss................................................  (8.0)% (23.5)% (20.5)%
                                                         =====   =====   =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

  Revenues increased to $134.6 million for the year ended December 31, 2000 from $79.5 million for the year ended December 31, 1999, representing an increase of 69.4%. The increase is attributable to increased volume of product sales in North America, Asia and Europe, the 50.1% growth of our services sector and $4.7 million of revenue from IML. Revenues from sales to customers located outside North America were 28.3%, or $38.1 million, and 27.4%, or $21.8 million, in 2000 and 1999, respectively. No single customer accounted for more than 10% of revenues in 2000 or 1999.

Gross Profit

  Gross profit increased to $78.8 million for 2000 from $48.0 million for 1999, representing an increase of 64.3%. The increase in gross profit is directly related to the additional revenue growth. Gross profit as a percentage of revenue was 58.5% in 2000, compared to 60.3% in 1999, representing a decrease of 3.0%. This decrease was due to a $3.7 million increase in cost of revenues related to the purchase accounting write-up of IML inventory to fair value at the date of acquisition, a $1.3 million increase in cost of revenues related to the establishment of a reserve to write-down IML inventory to the lower of cost or market value at December 31, 2000 and a $741,000 increase in cost of revenues related to the amortization of the current technology acquired in the IML transaction.

Selling, General and Administrative

  Selling, general and administrative expense increased to $79.8 million for 2000 from $40.0 million for 1999, representing an increase of 99.7%. The increase in expenses was primarily due to $12.8 million of amortization of goodwill and other intangibles and $13.4 million of compensation expense related to the acquisition of IML, which occurred in 2000. The additional increase was due to costs associated with increased selling activity.

Research and Development

  Research and development expense increased to $34.5 million for 2000 from $24.7 million for 1999, representing an increase of 39.7%. The increase in expense was due to the write-off of $3.3 million of in-process research and development expense related to the IML acquisition, $1.0 million expense related to the execution of a funded research and development agreement acquired in the IML transaction, and increased personnel and project development costs associated with the CG6000, PowerBlade, PowerAccess, HearSay and PacketMedia product lines and development of PolicyPoint. We expect that our research and development expense will remain fairly consistent as a percentage of revenue.

Purchased In-process Research and Development

  In-process research and development charge for the year ended December 31, 2000 is the result of the immediate expensing of the value allocated to the in-process research and development efforts associated with IML's interface technology. We assigned a value of $3.3 million to in-process research and development based upon the utilization of a modified discounted cash flow model.

  The in-process research and development is comprised of a category of products that provide interface technology consisting of high capacity line interfaces that convert telephony signals into computer data. These products are used in media access gateway products to interface aggregate DSL or wireless traffic to the PSTN or IP based data networks. At the date of acquisition, these products were estimated to be 58% complete.

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

  We based the cash flow projections for revenue on the projected incremental increase in revenue that we expected to receive from the completed acquired in-process research and development. IML expected revenue to commence with each product's release date, which occur on various dates in the fourth quarter of 2000 and the first half of 2001, and continue throughout each product's economic life, which range from three to six years. We deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling, general and administrative expense, and research and development expense. We estimated operating expenses as a percent of revenue based on IML's historical results for the years ended March 31, 1999 to 2000. Projected results for the fiscal years ended March 31, 2001 to 2005 were also used in combination with past operating results and industry averages. We also deducted capital charges, or cash flow attributable to other assets such as working capital, customer list and assembled workforce, from pre-tax operating income to isolate the cash flow solely attributable to the in-process research and development. Income taxes were then deducted to arrive at after-tax cash flows. We discounted the after-tax cash flow projections using a risk-adjusted rate of return of 23%. In using the discounted model, we excluded the costs to complete the in-process technology from the research and development expense for 2000, and we reflected the percentage completion of the in-process research and development in each year's projected cash flow.

Other Income, Net

  Other income and expense, reflecting net interest income, one time gains or losses and foreign exchange gains and losses, increased to $8.7 million for 2000 from $181,000 for 1999. The increase is primarily due to gains of $2.2 million realized on the sale of minority investments and interest income on cash received from the common stock offering completed in March 2000 and the debt offering completed in October 2000. This was off-set by a $2.3 million foreign currency translation loss generated on the intercompany debt related to the IML transaction and interest expense related to the notes.

Income Tax Expense

  Income tax expense was $780,000 and $1.0 million for 2000 and 1999, respectively. Our effective tax rate decreased in 2000 to 2.9% from 5.7% in 1999. In 2000, the primary components of the effect tax rate are the non-deductible amortization of intangible assets and the maintenance of the full valuation allowance on the deferred tax asset. In 1999, the primary component of the effective tax rate was the establishment of a full valuation allowance against the deferred tax asset as we concluded that a full valuation allowance against our net deferred tax asset was required, under applicable accounting standards, due to uncertainties surrounding its realization. This was partially offset by 1999 operating loss carrybacks and a reduction in the income tax reserve for probable loss contingencies.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

  Revenues increased to $79.5 million for the year ended December 31, 1999 from $76.5 million for the year ended December 31, 1998, representing an increase of 3.9%. The increases is attributable to the growth of our services sector, increased revenues in Europe and increased revenues from our strategic accounts, partially offset by lower revenues in Latin America. Revenues from sales to customers located outside North America were 27.4%, or $21.8 million, and 26.9%, or $20.6 million, in 1999 and 1998, respectively. No single customer accounted for more than 10% of revenues in 1999 or 1998.

Gross Profit

  Gross profit decreased to $48.0 million for 1999 from $48.4 million for 1998, representing a decrease of 0.9%. The decrease in gross profit was related to increased expenses incurred for investment in the services and manufacturing departments.

Selling, General and Administrative

  Selling, general and administrative expense increased to $40.0 million for 1999 from $34.0 million for 1998, representing an increase of 17.6%. The increase in expenses was due to costs associated with increased selling activity and increased expenditures for marketing, international expansion and customer support. In 1999, we added a sales office in Italy. These increased expenditures were in anticipation of increased revenues and aided in our repositioning.

Research and Development

  Research and development expense increased to $24.7 million for 1999 from $21.5 million for 1998, representing an increase of 15.1%. The increase in expense was primarily due to increased personnel and project development costs associated with the Convergence Generation and Alliance Generation product lines and associated software, and development of PolicyPoint. We expect that our research and development expense will continue to increase.

Merger-Related Expenses

  We incurred a charge of $1.2 million in the fourth quarter of 1999 consisting of investment banking, accounting and legal fees connected with closing the QWES acquisition.

Restructuring and Other Special Charges

  In the fourth quarter of 1998, in response to changes in our business environment we took several actions to create efficiency, to decrease cash outflows and to manage our business more effectively that resulted in restructuring and other special charges. To eliminate payroll and other related expenditures, we reduced our head count by three senior international managers. The accrued cost to implement this reduction was approximately $951,000 (of which approximately $65,000 was paid in 1998). We also committed to reduce future lease commitments for a new corporate office and engineering space, neither of which will be occupied, which resulted in an estimated charge of $2.1 million

  In 1999, we were able to buy out the lease commitment at one of the locations and sublease the other location at an aggregate cost of approximately $958,000, resulting in a saving of approximately $1.1 million from our original estimate. There is no remaining balance for the lease accruals at December 31, 1999.

  In 1999, we completed our management reorganization and terminated two additional senior managers. The severance costs were approximately $441,000. In addition, in 1999, we incurred a special charge of approximately $557,000 for payroll-related taxes on an option exercise by one of the terminated managers. The lease commitment savings of $1.1 million, net of the additional severance costs of $441,000 and payroll-related taxes of $557,000 resulted in a $91,000 credit in 1999. At December 31, 2000 there are no remaining balance for the severance accruals.

Other Income, Net

  Other income and expense, reflecting net interest income and foreign exchange gains and losses, decreased to $181,000 for 1999 from $1.1 million (exclusive of merger costs) for 1998, representing a decrease of 83.0%. The decrease is primarily due to lower average cash balances for the period, foreign exchange losses and an increase in interest expense associated with the debt assumed in the QWES acquisition.

Income Tax Expense (Benefit)

  Income tax expense (benefit) was $1.0 million and ($2.9 million) for 1999 and 1998, respectively. During the quarter ended December 31, 1999, we concluded that a full valuation allowance against our net deferred tax asset was required, under applicable accounting standards, due to uncertainties surrounding its realization. Accordingly, we established a full valuation allowance for the net deferred tax asset of $4.8 million as of the beginning of the year. This was partially offset by 1999 operating loss carrybacks and a reduction in the income tax reserve for probable loss contingencies.

Liquidity and Capital Resources

  Cash provided by (used by) operations for the years ended December 31, 2000, 1999 and 1998 was $14.6 million, $7.6 million and ($4.1 million), respectively. The net loss for the year ended December 31, 2000 included non-cash charges for depreciation and amortization of $30.8 million, a $4.7 million accrual related to additional consideration that will be paid to the former shareholders of IML in the form of NMS stock based on the achievement of certain financial results and acquired in-process research and development costs of $3.3 million. The increase in accrued expenses and other liabilities is primarily due to the accrual of interest to be paid on the convertible notes. Additionally, cash was provided by operations from the change in inventory and income tax receivable. This was offset by the increase in accounts receivable, which was due to the increase in sales in the fourth quarter of 2000 versus the fourth quarter of 1999, the increase in prepaid and other assets, and the decrease in accounts payable. Cash was provided by operations in 1999 from our decreases in accounts receivable, inventory and prepaid assets and increases in accrued expenses, partially offset by the net loss. Cash was used in operations in 1998 from the net loss, and increases in inventory, prepaid expenses and a restructuring and special charge accrual partially offset by decrease in accounts receivable.

  Cash provided by (used in) investing activities in 2000, 1999 and 1998 was ($99.1 million), ($7.7 million) and $7.2 million, respectively. Cash of $672.8 million, $17.3 million and $6.5 million was used to purchase marketable securities, with cash of $650.6 million, $16.4 million and $27.6 million provided from maturities of marketable securities for 2000, 1999 and 1998, respectively. Capital expenditures were $10.5 million, $6.2 million and $8.6 million for 2000, 1999 and 1998, respectively. Increased capital expenditures in 2000 were primarily due to the acquisition of IML and the minority investments in two privately held companies. Increased capital expenditures in 1998 were primarily due to increased in personnel-related and capital improvement costs. We expect capital expenditures in 2001 will approximate $14.2 million, principally for testing equipment, development equipment and computer hardware and software.

  Cash provided by financing activities in 2000, 1999 and 1998 was $349.2 million, $4.2 million and $3.2 million, respectively. The financing in 2000 was provided primarily from the offerings of our common stock and notes. The financing in 1999 was provided primarily by the exercise of stock options and issuance of debt used to fund QWES operations. This was partially offset by our purchase for $1.1 million of 100,000 shares of common stock through our repurchase plan, which our board of directors authorized in July 1999 and subsequently rescinded. The financing in 1998 was provided primarily from the exercise of stock options and issuance of debt used to fund QWES operations.

  We established a $7.5 million bank line of credit for working capital purposes effective May 1999 and amended on September 15, 2000. Borrowings under our line of credit bear interest at the bank's floating rate of prime plus one percent. This interest rate will be reduced to the bank's floating rate of prime upon completion of a common stock offering by us. We are subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. As of December 31, 2000 we were in compliance with all of those covenants, and there were no amounts outstanding. This credit agreement is subject to renewal on May 13, 2001.

  We believe that our current cash and marketable securities will be sufficient to meet our cash requirement to fund operations and expected expenditures for the foreseeable future.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was amended in July 1999 by the issuance of Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-- An Amendment of FASB No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133 was further amended in June 2000 by the issuance of Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133." SFAS No. 138 further clarifies the provisions of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for us and its adoption is not expected to have a material impact on our financial position or results of operations.
  In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101B, which is effective no later than the year ended December 31, 2000. The bulletin clarifies the SEC's views regarding recognition of revenue. We adopted SAB 101 in the fourth quarter of 2000. The application of the guidance in SAB 101 did not have a material impact on our results of operations.

  In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect the adoption of SFAS No. 140 to have a material impact on our financial position or results of operations.

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

  In 1999 we began to realize the results of repositioning our business as we achieved sequential increases in revenue over the prior quarter of 6% in the second quarter, 15% in the third quarter and 23% in the fourth quarter of 1999, and 11% in the first quarter, 16% in the second quarter, and 26% in the third quarter of 2000. In the quarter ended September 30, 2000, we achieved record revenues of $40.5 million representing a 100% increase over the same period in the prior year. Revenues of $34.2 million for the fourth quarter of 2000 decreased sequentially over the prior quarter by 16% but still represented an increase of 37% over the same period in the prior year.

  Operating income (loss) during the eight quarters steadily increased as a percent of revenues from quarter to quarter for 1999 and the first two quarters of 2000. The significant decrease in operating income (loss) in the third and fourth quarter of 2000 is primarily due to the increase in our operating expenses that resulted from our acquisition of IML. The cost of revenues increased in 1999 and the first two quarters of 2000 in-line with the increase in revenues, as our profit margin remained consistent. During the third and fourth quarter of 2000, our margins declined due to the increase in cost of revenues, which was primarily the result of our acquisition of IML. During 1999 and the first two quarters of 2000, selling, general and administrative expenses and research and development expenses remained relatively constant, even decreasing as a percentage of revenues. In the third and fourth quarters of 2000, these costs increased, primarily due to our acquisition of IML.

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

                                                           Quarter Ended
                          -------------------------------------------------------------------------------------
                          31-Mar-99  30-Jun-99  30-Sep-99  31-Dec-99  31-Mar-00 30-Jun-00 30-Sep-00   31-Dec-00
                          ---------  ---------  ---------  ---------  --------- --------- ---------   ---------
                                               (In thousands except per share data)
Revenues................   $16,621    $17,565    $20,276    $25,014    $27,722   $32,125  $ 40,536    $ 34,229
Cost of revenues........     6,625      6,953      8,080      9,862     10,589    11,991    17,450      15,784
                           -------    -------    -------    -------    -------   -------  --------    --------
 Gross profit...........     9,996     10,612     12,196     15,152     17,133    20,134    23,086      18,445
Operating expenses:
 Selling, general and
  administrative........     9,743      9,775      9,966     10,492     11,011    11,806    28,840      28,191
 Research and
  development...........     5,925      6,258      6,278      6,244      6,984     6,940     8,434       8,847
 Purchased in-process
  research and
  development...........       --         --         --         --         --        --      3,300         --
 Merger related
  expenses..............       --         --         --       1,235        --        --        --          --
 Restructuring and other
  special charges.......       --         --         --         (91)       --        --        --          --
                           -------    -------    -------    -------    -------   -------  --------    --------
 Total operating
  expenses..............    15,668     16,033     16,244     17,880     17,995    18,746    40,574      37,038
                           -------    -------    -------    -------    -------   -------  --------    --------
Operating income
 (loss).................    (5,672)    (5,421)    (4,048)    (2,728)      (862)    1,388   (17,488)    (18,593)
Other income (loss)
 net....................      (208)       191         50        148      1,976     3,989     2,571         148
                           -------    -------    -------    -------    -------   -------  --------    --------
Income (loss) before
 income taxes...........    (5,880)    (5,230)    (3,998)    (2,580)     1,114     5,377   (14,917)    (18,445)
Income tax expense
 (benefit)..............    (1,858)    (1,580)    (1,156)     5,594         78       376       312          14
                           -------    -------    -------    -------    -------   -------  --------    --------
Net income (loss).......   $(4,022)   $(3,650)   $(2,842)   $(8,174)   $ 1,036   $ 5,001  $(15,229)   $(18,459)
                           =======    =======    =======    =======    =======   =======  ========    ========
                                                           Quarter Ended
                          -------------------------------------------------------------------------------------
                          31-Mar-99  30-Jun-99  30-Sep-99  31-Dec-99  31-Mar-00 30-Jun-00 30-Sep-00   31-Dec-00
                          ---------  ---------  ---------  ---------  --------- --------- ---------   ---------
                                                       (Percent of revenues)
Revenues................     100.0%     100.0%     100.0%     100.0%     100.0%    100.0%    100.0%      100.0%
Cost of revenues........      39.9       39.6       39.8       39.4       38.2      37.3      43.0        46.1
                           -------    -------    -------    -------    -------   -------  --------    --------
 Gross profit...........      60.1       60.4       60.2       60.6       61.8      62.7      57.0        53.9
Operating expenses:
 Selling, general and
  administrative........      58.6       55.7       49.2       41.9       39.7      36.8      71.1        82.4
 Research and
  development...........      35.7       35.6       31.0       25.0       25.2      21.6      20.8        25.8
 Purchased in-process
  research and
  development...........       --         --         --         --         --        --        8.2         --
 Merger related
  expenses..............       --         --         --         4.9        --        --        --          --
 Restructuring and other
  special charges.......       --         --         --        (0.3)       --        --        --          --
                           -------    -------    -------    -------    -------   -------  --------    --------
 Total operating
  expenses..............      94.3       91.3       80.2       71.5       64.9      58.4     100.1       108.2
                           -------    -------    -------    -------    -------   -------  --------    --------
Operating income
 (loss).................     (34.2)     (30.9)     (20.0)     (10.9)      (3.1)      4.3     (43.1)      (54.3)
Other income, net.......      (1.2)       1.1        0.3        0.6        7.1      12.4       6.3         0.4
                           -------    -------    -------    -------    -------   -------  --------    --------
Income (loss) before
 income taxes...........     (35.4)     (29.8)     (19.7)     (10.3)       4.0      16.7     (36.8)      (53.9)
Income taxes expense
 (benefit)..............     (11.2)      (9.0)      (5.7)      22.4        0.3       1.2       0.8         0.0
                           -------    -------    -------    -------    -------   -------  --------    --------
Net income (loss).......     (24.2)%    (20.8)%    (14.0)%    (32.7)%      3.7%     15.5%    (37.6)%     (53.9)%
                           =======    =======    =======    =======    =======   =======  ========    ========

European Union Currency Conversion

  On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the euro. For a three-year transition period ending June 30, 2002, both the euro and each of the currencies for such member nations will remain in circulation. After June 30, 2002, the euro will be the sole legal tender for those countries. We have subsidiary operations in three of the eleven countries currently using the euro, France, Germany and Italy, and we have branch operations in a fourth country, Spain. We have assessed the potential impact of the euro conversion in a number of areas, particularly the potential impact on pricing and other marketing strategies, and on product development.

Other

  Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents, marketable securities and a non-marketable security is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. At December 31, 2000, we had $175.0 million of long-term debt outstanding. A hypothetical 10% decrease in our weighted-average borrowing rate at December 31, 2000 would not have materially affected the year-end carrying value of the debt. Our exposure to currency exchange rate fluctuations has been moderate due to the fact that the operations of our international subsidiaries are primarily conducted in their respective local currencies. During 2000, two of our subsidiaries, a U.S. subsidiary and a Canadian subsidiary, entered into an intercompany debt arrangement whereby the U.S. subsidiary issued a loan to the Canadian subsidiary. The debt is denominated in U.S. dollars and will be settled during the ordinary course of business. In 2000, as a result of remeasuring the debt at each reporting period, we incurred a foreign exchange loss of approximately $2.3 million. Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

   For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $33.8 million at December 31, 2000, a portion of which may be subject to Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also have a foreign net operating loss carryforward of approximately $6.0 million. Utilization of a portion of the net operating loss carryforwards is subject to an annual limitation of approximately $772,000 under Internal Revenue Code Section 382. We have $3.5 million of tax credits which are composed of federal research and development credits and state and local credits. These credits expire beginning in 2004.

  We believe that our revenues and results of operations have not been significantly impacted by inflation during the past three fiscal years.

Item 8. Financial Statements and Supplementary Data

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Natural MicroSystems
Corporation:

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Natural MicroSystems Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
January 19, 2001

                        NATURAL MICROSYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                              (In thousands
                                                            except share and
                                                             per share data)
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 16,617  $280,152
  Marketable securities....................................    6,837    29,002
  Accounts receivable, net of allowance for doubtful
   accounts of $1,408 and $1,260, respectively.............   11,604    18,840
  Inventories..............................................    5,393     7,781
  Prepaid expenses and other assets........................    3,030     5,189
  Income tax receivable....................................    2,014     2,278
                                                            --------  --------
    Total current assets...................................   45,495   343,242
                                                            --------  --------
Property and equipment, net................................   14,871    19,768
Other assets...............................................    6,538    16,340
Goodwill and other intangibles, net........................    3,805   119,428
                                                            --------  --------
    Total assets........................................... $ 70,709  $498,778
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................    7,211     6,576
  Accrued expenses and other liabilities...................    9,772    25,218
  Current portion of long-term debt........................    2,907       --
                                                            --------  --------
    Total current liabilities..............................   19,890    31,794
                                                            --------  --------
Long-term debt less current portion........................      306   175,000
Commitments and contingencies (see note 15)
Stockholders' equity:
  Common stock, $.01 par value; 90,000,000 shares
   authorized at December 31, 1999 and 2000, 25,532,522 and
   36,494,753 shares issued at December 31, 1999 and 2000,
   respectively, and 25,519,614 and 36,401,236 shares
   outstanding at December 31, 1999 and 2000,
   respectively............................................      255       364
Additional paid-in capital.................................   72,796   375,663
Accumulated deficit........................................  (21,980)  (49,631)
Accumulated other comprehensive loss.......................     (391)   (1,065)
Deferred compensation......................................      --    (31,028)
Notes receivable from common stockholders..................      (99)      (96)
Treasury stock, at cost, 12,908 and 93,517 shares in 1999
 and 2000, respectively....................................      (68)   (2,223)
                                                            --------  --------
Total stockholders' equity.................................   50,513   291,984
                                                            --------  --------
  Total liabilities and stockholders' equity............... $ 70,709  $498,778
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        NATURAL MICROSYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                    (In thousands except for
                                                        per share data)
Revenues.......................................... $ 76,529  $ 79,476  $134,612
Cost of revenues..................................   28,118    31,520    55,814
                                                   --------  --------  --------
Gross profit......................................   48,411    47,956    78,798
Operating expenses:
  Selling, general and administrative.............   33,979    39,976    79,848
  Research and development........................   21,464    24,705    31,205
  Purchased in-process research and development...      --        --      3,300
  Merger related expenses.........................      --      1,235       --
  Restructuring and other special charges.........    3,025       (91)      --
                                                   --------  --------  --------
    Total operating expenses......................   58,468    65,825   114,353
                                                   --------  --------  --------
Operating loss....................................  (10,057)  (17,869)  (35,555)
  Interest income.................................    1,389       849    11,947
  Interest expense................................     (119)     (239)   (2,640)
  Other...........................................     (206)     (429)     (623)
                                                   --------  --------  --------
    Other income, net.............................    1,064       181     8,684
                                                   --------  --------  --------
Loss before income taxes..........................   (8,993)  (17,688)  (26,871)
  Income tax expense (benefit)....................   (2,868)    1,000       780
                                                   --------  --------  --------
Net loss.......................................... $ (6,125) $(18,688) $(27,651)
                                                   ========  ========  ========
Basic:
  Net loss per common share....................... $  (0.28) $  (0.81) $  (0.83)
                                                   ========  ========  ========
  Weighted average shares outstanding.............   21,847    22,965    33,147
                                                   ========  ========  ========
Diluted:
  Net loss per common share....................... $  (0.28) $  (0.81) $  (0.83)
                                                   ========  ========  ========
  Weighted average shares outstanding.............   21,847    22,965    33,147
                                                   ========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATURAL MICROSYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                Preferred                                          Accumulated                  Notes
                                  stock     Common stock   Additional Accumulated     other                   receivable
                              ------------- --------------  paid-In    earnings   comprehensive   Deferred   from common
                              Shares Amount Shares  Amount  capital    (deficit)      loss      compensation stockholders
                              ------ ------ ------  ------ ---------- ----------- ------------- ------------ ------------
                                                                                      (in thousands)
Balance, December 31, 1997..   --    $ --   21,576   $216   $ 65,095   $  2,833      $   (2)           --         --
                               ---   -----  ------   ----   --------   --------      -------      --------      -----
 Exercise of common
 stock options..                               327      3      1,460
 Issuance of
 common stock
 under employee
 purchase plan..                               133      1        920
 Issuance of
 common stock...                             1,867     19        859                                             (102)
 Reduction of
 notes
 receivable
 related to
 expenses of the
 Company paid by
 certain
 stockholders...                                                                                                    3
 Issuance of
 perferred
 stock..........                38     --                         35
 Deferred
 compensation...                                                 154                                  (154)
 Amortization of
 deferred
 compensation...                                                                                        44
 Foreign
 currency
 translation
 adjustment.....                                                                        (46)
 Net loss.......                                                         (6,125)
                               ---   -----  ------   ----   --------   --------      -------      --------      -----
Balance, December 31, 1998..    38   $ --   23,903   $239   $ 68,523   $ (3,292)     $   (48)     $   (110)     $ (99)
                               ---   -----  ------   ----   --------   --------      -------      --------      -----
 Exercise of common
 stock options
 and warrants...                               737      7      2,285
 Conversion of
 preferred into
 common.........               (38)            784      8        140
 Amortization of
 deferred
 compensation                                                                                          110
 Issuance of
 common stock
 under employee
 purchase plan..                               109      1        235
 Stock
 repurchase.....                              (200)    (2)
 Tax Benefit
 related to
 stock options..                                               2,165
 Treasury Stock
 used in ESPP
 Plan...........                               187      2       (552)
 Change in
 market value of
 securities
 available for
 sale...........                                                                          93
 Foreign
 currency
 translation
 adjustment.....                                                                        (436)
 Net loss.......                                                        (18,688)
                               ---   -----  ------   ----   --------   --------      -------      --------      -----
Balance, December 31, 1999..   --    $ --   25,520   $255   $ 72,796   $(21,980)     $  (391)     $    --       $ (99)
                               ---   -----  ------   ----   --------   --------      -------      --------      -----
 Exercise of common
 stock options
 and warrants...                             1,295     13      5,911
 Stock issued in
 follow-on
 offering, net
 of offering
 costs of
 $9,644.........                             6,900     69    174,862
 Stock issued in
 acquisition of
 IML............                             2,635     26    118,324
 Issuance of
 common stock
 under employee
 purchase plan..                               144      1      2,170
 Settlement of
 QWES.com
 escrow.........                               (73)            1,600
 Deferred
 compensation...                                                                                   (39,696)
 Amortization of
 deferred
 compensation...                                                                                     8,668
 Stock
 repurchase.....                               (20)
 Debt repayment
 by common
 stockholders...                                                                                                    3
 Foreign
 currency
 translation
 adjustment                                                                            (674)
 Net loss.......                                                        (27,651)
                               ---   -----  ------   ----   --------   --------      -------      --------      -----
Balance, December 31, 2000..   --    $ --   36,401   $364   $375,663   $(49,631)     $(1,065)     $(31,028)     $ (96)
                               ===   =====  ======   ====   ========   ========      =======      ========      =====
                                            Total
                              Treasury  stockholder's Comprehensive
                               stock       equity     income (loss)
                              --------- ------------- ------------- --- --- --- --- --- --- --- ---
Balance, December 31, 1997..      --      $ 68,142      $  3,671
                              --------- ------------- =============
 Exercise of common
 stock options..                             1,463
 Issuance of
 common stock
 under employee
 purchase plan..                               921
 Issuance of
 common stock...                               776
 Reduction of
 notes
 receivable
 related to
 expenses of the
 Company paid by
 certain
 stockholders...                                 3
 Issuance of
 perferred
 stock..........                                35
 Deferred
 compensation...                               --
 Amortization of
 deferred
 compensation...                                44
 Foreign
 currency
 translation
 adjustment.....                               (46)          (46)
 Net loss.......                  --        (6,125)       (6,125)
                              --------- ------------- -------------
Balance, December 31, 1998..  $   --      $ 65,213      $ (6,171)
                              --------- ------------- =============
 Exercise of common
 stock options
 and warrants...                             2,292
 Conversion of
 preferred into
 common.........                               148
 Amortization of
 deferred
 compensation                                  110
 Issuance of
 common stock
 under employee
 purchase plan..                               236
 Stock
 repurchase.....               (1,058)      (1,060)
 Tax Benefit
 related to
 stock options..                             2,165
 Treasury Stock
 used in ESPP
 Plan...........                  990          440
 Change in
 market value of
 securities
 available for
 sale...........                                93            93
 Foreign
 currency
 translation
 adjustment.....                              (436)         (436)
 Net loss.......                           (18,688)      (18,688)
                              --------- ------------- -------------
Balance, December 31, 1999..  $   (68)    $ 50,513      $(19,031)
                              --------- ------------- =============
 Exercise of common
 stock options
 and warrants...                             5,924
 Stock issued in
 follow-on
 offering, net
 of offering
 costs of
 $9,644.........                           174,931
 Stock issued in
 acquisition of
 IML............                           118,350
 Issuance of
 common stock
 under employee
 purchase plan..                   68        2,239
 Settlement of
 QWES.com
 escrow.........               (1,600)         --
 Deferred
 compensation...                           (39,696)
 Amortization of
 deferred
 compensation...                             8,668
 Stock
 repurchase.....                 (623)        (623)
 Debt repayment
 by common
 stockholders...                                 3
 Foreign
 currency
 translation
 adjustment                                   (674)         (674)
 Net loss.......                           (27,651)      (27,651)
                              --------- ------------- -------------
Balance, December 31, 2000..  $(2,223)    $291,984      $(28,325)
                              ========= ============= =============

   The accompanying notes are an integral part of the consolidated financial statements

                        NATURAL MICROSYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
                                                         (In thousands)
Cash flow from operating activities:
Net loss..........................................  $(6,125) $(18,688) $(27,651)
Adjustments to reconcile net loss to cash provided
 by (used) in operating activities:
 Depreciation and amortization of fixed assets....    3,761     5,317     6,762
 Amortization of goodwill and other intangibles...    1,874     1,264    15,358
 Foreign exchange translation loss on intercompany
  debt............................................      --        --      2,291
 Gain on sale of investments......................      --        --     (2,228)
 Amortization of bond issuance costs..............      --        --        237
 Deferred stock compensation expense amortized or
  accrued.........................................       44       110    13,356
 Purchased in-process research and development....      --        --      3,300
 Deferred income taxes............................      --      4,820       --
 Receipt of previously written-off note
  receivable......................................      --        --       (484)
 Tax benefit from stock option exercises..........      --      2,165       --
 Other operating activities.......................      (26)      163      (121)
 Changes in operating assets and liabilities, net
  of effects of acquisition:
 Accounts receivable..............................    2,535     5,132    (3,035)
 Inventories......................................   (1,053)    4,195     3,202
 Prepaid expenses and other assets................   (2,216)      529    (1,725)
 Income tax receivable............................      139    (2,002)    1,385
 Accounts payable.................................      298     1,619    (1,480)
 Accrued expenses and other liabilities...........   (3,328)    2,975     5,399
                                                    -------  --------  --------
  Cash provided by (used in) operating
   activities.....................................   (4,097)    7,599    14,566
                                                    -------  --------  --------
Cash flow from investing activities:
 Additions to property and equipment..............   (8,618)   (6,194)  (10,479)
 Purchases of marketable securities...............   (6,470)  (17,326) (672,777)
 Proceeds from the sale of marketable securities..   27,578    16,393   650,570
 Acquisition of IML business, net of cash
  acquired........................................      --        --    (65,836)
 Proceeds from sale of investments................      --        --      5,728
 Purchase of investments..........................   (3,000)      --     (7,410)
 Proceeds from the sale of property & equipment...      100        61       194
 Additions to other assets and intangibles........     (505)     (159)      (64)
 Additions to goodwill for contingent payments....   (1,923)     (515)      --
 Receipts on notes receivable.....................      --        --        984
                                                    -------  --------  --------
  Cash provided by (used in) investing
   activities.....................................    7,162    (7,740)  (99,090)
                                                    -------  --------  --------
Cash flow from financing activities:
 Proceeds from the issuance of preferred stock,
  net.............................................      812       --        --
 Proceeds from the issuance of notes payable......      100     2,256       --
 Payments of notes payable........................      --        --     (2,588)
 Proceeds from issuance of common stock...........    2,381     2,125     8,111
 Issuance of common stock, net of issuance costs
  of $9,642.......................................      --        --    174,931
 Issuance of convertible notes....................      --        --    175,000
 Payment of issuance costs on convertible notes...      --        --     (5,698)
 Repurchase of common stock.......................      --     (1,058)     (623)
 Issuance of repurchased treasury common stock....      --        990        68
 Other financing activities.......................     (123)     (105)      (24)
                                                    -------  --------  --------
  Cash provided by financing activities...........    3,170     4,208   349,177
                                                    -------  --------  --------
Effect of exchange rate changes on cash...........     (381)      378    (1,118)
                                                    -------  --------  --------
Net increase in cash and cash equivalents.........    5,854     4,445   263,535
                                                    -------  --------  --------
Cash and cash equivalents, beginning of year......    6,318    12,172    16,617
                                                    -------  --------  --------
Cash and cash equivalents, end of year............  $12,172  $ 16,617  $280,152
                                                    =======  ========  ========
Supplemental cash flow information:
 Interest paid....................................  $   134  $    239  $    674
 Taxes paid.......................................    1,551       197       242
Noncash transactions:
 Acquisition of assets under capital lease........       13       --        --
 Issuance of common stock in exchange for notes
  receivable......................................      102       --        --
 Issuance of warrants.............................      --        147       --
 Acquisition of treasury stock through settlement
  of QWES.com escrow..............................      --        --      1,600
 Acquisition of business:
 Fair value of assets acquired, net of cash
  acquired........................................                      189,448
 Fair value of liabilities assumed................                        5,262
 Fair value of stock issued and common stock
  options exchanged...............................                      118,350
                                                                       --------
 Acquisition of business, net of cash acquired....                       65,836

   The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1--Summary of Significant Accounting Policies

Business Description

  Natural MicroSystems Corporation (the "Company") provides enabling technologies to the world's leading suppliers of networking and communications equipment. The Company's customers incorporate its software and hardware products and technologies into their solutions in order to enable service providers and enterprises to rapidly and cost-effectively deploy data, voice and fax applications and enhanced services in converged networks.

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

Foreign Currency Translation

  Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net and were immaterial for 1998 and 1999. During 2000, two of the Company's subsidiaries, a U.S. subsidiary and a Canadian subsidiary, entered into an intercompany debt arrangement whereby the U.S. subsidiary issued a loan to the Canadian subsidiary. The debt is denominated in U.S. dollars and will be settled during the ordinary course of business. In 2000, as a result of remeasuring the debt at each reporting period, the Company incurred a foreign exchange loss of approximately $2.3 million. Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

Revenue Recognition

  Revenue from product sales is generally recognized upon shipment providing that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. If the Company has a future obligation to obtain customer acceptance, revenues are deferred until this obligation has been met. The Company's systems are generally a bundled hardware and software solution that are shipped together. The Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. The Company provides for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. The Company does not offer rights of return to its customers. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related costs are recognized in cost of revenues.

  The Company does not provide maintenance services or rights to upgrades or enhancements. Services are not sold with products. Services currently represent less than 10% of revenues and therefore are not presented separately. Services sold separately include on-site support, telephone support, system hosting and training. These services are recognized ratably over the contractual period or as provided based on the nature of the service.

Cash Equivalents

  Cash equivalents include short-term investments with remaining maturities of three months or less at date of purchase.

Investments

  The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are stated at market value, with unrealized gains and losses reflected as other comprehensive income
(loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses on marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities. Other equity investments in which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments for other than temporary impairment.

Advertising

  Advertising costs are expensed when incurred and were immaterial for each of the years presented.

Inventories

  Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

  Property and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

   Machinery and equipment......... 3 years
   Computer equipment.............. 3-5 years
   Furniture and fixtures.......... 5 years
   Telecommunications computer
    equipment...................... 5 years
   Leasehold improvements.......... Shorter of the lease term or economic life

  Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciated are removed from the accounts and any resulting gain or loss is included in the results of operations.

Goodwill and Other Intangibles

  Goodwill, which is being amortized on a straight-line basis over its estimated useful life of five years, was $2.4 million and $106.7 million, net, at December 31, 1999 and 2000, respectively. Accumulated amortization was $1.7 million and $14.7 million as of December 31, 1999 and 2000, respectively. Other intangible assets were $1.4 million and $12.7 million, net, at December 31, 1999 and 2000, respectively. These amounts include patents, trademarks, customer lists and other items, which are being amortized on a straight-line basis over lives ranging from 4 to 17 years. Other intangibles also include license agreements which are stated at cost. Amortization of licenses is computed on the shorter of a per unit sold basis or over the estimated useful lives of these licenses. At December 31, 1999 and 2000, accumulated amortization amounted to $1.3 million and $3.4 million, respectively. At January 1, 2000, the Company revised its estimate of the useful life of existing goodwill from seven to five years. The net effect of such change was a charge of $260,000 for the year ended December 31, 2000, which is included in the statement of operations classification, "Amortization of goodwill and other intangibles". Amortization expense for the years ended December 31, 1998, 1999 and 2000 was $1.9 million, $1.3 million and $15.4 million, respectively.

Impairment of Long-Lived Assets

  The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Research and Development

  All research and development costs are expensed as incurred.

Capitalized Software Development Costs

  The Company capitalizes software development costs incurred after a product's technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs is computed on an individual product basis and is the greater of a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or b) the straight-line method over the estimated economic life of the product. Costs qualifying for capitalization have been immaterial for all periods presented and, accordingly have not been capitalized.

Financial Instruments

  Financial instruments, primarily cash and cash equivalents, marketable securities and accounts receivable are carried at amounts which approximate their fair value. Fair value of long-term debt at December 31, 2000 is approximately $77.2 million.

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

Stock Split

  Per share amounts and share data have been retroactively restated to give effect to the two-for-one stock split distributed on August 7, 2000, effected in the form of a stock dividend.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in July 1999 by the issuance of Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-- An Amendment of FASB No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133 was further amended in June 2000 by the issuance of Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133." SFAS No. 138 further clarifies the provisions of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company and its adoption is not expected to have a material impact on its financial position or results of operations.

  In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101B, which is effective no later than the year ended December 31, 2000. The bulletin clarifies the SEC's views regarding recognition of revenue. The Company adopted SAB 101 in the fourth quarter of 2000. The application of the guidance in SAB 101 did not have a material impact on the Company's results of operations.

  In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.

2--Risks and Uncertainties

  The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on suppliers, rapid industry changes, competition, competitive pricing pressures, changes in foreign laws and regulations, risks associated with indirect channels of distribution, historically uneven quarterly sales patterns, ability to sustain and manage growth, inability to attract and retain key personnel, undetected problems in the Company's products, risks associated with acquisitions, investments and alliances, enforcement of the Company's intellectual property rights, litigation, changes in regulations, a lessening demand in the telecommunications market and stock price volatility. It is reasonably possible that the Company may incur impairment charges for intangible assets, including goodwill, or investments in future reporting periods.

3--Mergers and Acquisitions

IML

  Effective July 7, 2000, the Company acquired InnoMediaLogic Inc. ("IML"), a privately held company headquartered in Canada. IML is a leading provider of enabling technology used in voice over digital subscriber line (VoDSL) gateways and other network access solutions. In connection with the acquisition, the Company issued or reserved for issuance 2,635,300 shares of NMS common stock valued at an average price of $39.66 per share, paid net aggregate cash consideration of $65.8 million, and assumed the obligation to issue up to an additional 318,672 shares of NMS common stock upon exercise of outstanding stock options for the purchase of the common stock of IML. The Company valued the IML options that were exchanged for NMS option using the Black-Scholes option pricing model.

  The total cost of the acquisition, including transaction costs of $2.4 million, was approximately $189.9 million. For each of the years ended March 31, 2001 and 2002, certain employees of IML are entitled to additional consideration based on the financial results of IML for the years then ended. The maximum potential total additional consideration is $12.5 million and is payable in the common stock of the Company. During the year ended December 31, 2000, the Company has accrued $4.7 million related to this additional consideration as compensation expense, which is included in the statement of operations classification, "Selling, general and administrative expense".

  The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of IML have been included with those of the Company for periods subsequent to the date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

                                                                     Estimated
                                                             Amount    Life
                                                            -------- ---------
   In-process research and development..................... $  3,300    --
   Acquired technology.....................................    6,000      4
   Customer list...........................................    6,300      4
   Workforce...............................................    1,600      4
   Deferred compensation...................................   39,696    2-3
   Net fair value of tangible assets acquired and
    liabilities assumed....................................    7,356    --
   Goodwill................................................  125,691      5
                                                            --------
   Total purchase price allocation......................... $189,943
                                                            ========

  During the fourth quarter of 2000, the Company finalized its business plan related to the acquisition and integration of IML. As a result, the company recorded an increase to goodwill of $137,400 in order to account for the severance of six former IML employees. Additionally, the Company reduced goodwill by $1.1 million in the fourth quarter of 2000 to adjust for an unsubstantiated liability on the opening balance sheet of IML.

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

  The amounts allocated to acquired technology, customer list and workforce are being amortized over a four-year period. Goodwill is being amortized over a five-year period. The amortization of acquired technology is included in the statement of operations classification, "Cost of revenues," and the amortization of customer list, workforce and goodwill is included in the statement of operations classification, "Selling, general and administrative expense."

  The following unaudited pro forma data summarize the combined results of operations of NMS and IML for the twelve months ended December 31, 1999 and 2000 as if the acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill and other intangibles amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

                                                              Twelve months
                                                             ended December
                                                                   31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                             (in thousands,
                                                            except per share
                                                                  data)
   Revenue................................................. $ 85,696  $142,948
   Operating loss.......................................... $(65,980) $(52,174)
   Net loss................................................ $(61,328) $(47,862)
   Basic and diluted net loss per share.................... $  (2.40) $  (1.38)

QWES

  In December 1999, the Company acquired QWES.com, Inc. ("QWES") in a transaction accounted for as a pooling of interests. QWES is a business in the differentiated IP service provisioning and application traffic shaping markets. In connection with the acquisition, the Company exchanged or reserved 3,000,000 shares of its common stock for the outstanding shares, options and warrants of QWES, at an exchange ratio of 0.1372 shares for each QWES common equivalent. Upon effectiveness of the merger, the Company issued an aggregate of 2,899,570 shares of common stock in exchange for the outstanding shares of capital stock of QWES, and it reserved 60,628 shares and 39,802 shares, respectively, for issuance upon exercise of the options and warrants that it assumed from QWES. Of the issued shares, 289,922 shares were placed in escrow as a reserve for general management representation and warranties of QWES that were unknown as of the date of the merger. On December 20, 2000, this escrow was settled and 216,779 of the escrow shares were distributed to the former QWES shareholders and 73,143 shares were retained by the Company and are included in treasury stock at December 31, 2000.

  The consolidated financial statements of the Company for 1998 have been restated to include the financial position, results of operations and cash flows of QWES since its incorporation in April 1998. The Company incurred a charge of $1.2 million in the fourth quarter of 1999 consisting of investment banking, accounting and legal fees connected with closing the QWES acquisition.

  Net revenue for the combined companies in 1998 was $76.5 million which was totally related to Natural MicroSystems, as QWES had no revenues in 1998. Operating income (loss) for the combined companies in 1998 was ($10.1) million of which ($9.3) million related to Natural Microsystems and ($0.8) million related to QWES. Net income (loss) for the combined companies in 1998 was ($6.1) million of which ($5.3) million related to Natural Microsystems and ($0.8) million related to QWES.

  Net revenue for the combined companies in 1999 was $79.5 million which was totally related to Natural MicroSystems, as QWES had no revenues in 1999. Operating income (loss) for the combined companies in 1999 was ($16.6) million of which ($14.2) million related to Natural Microsystems and ($2.4) million related to QWES. Net income (loss) for the combined companies in 1999 was ($18.7) million of which ($15.9) million related to Natural Microsystems and ($2.8) million related to QWES.

Teknique

  In June 1996, the Company acquired the outstanding shares of Teknique, Inc. and an affiliate. The final purchase price totaled $8.3 million, including contingent performance payments. During the years ended December 31, 1997 and 1998, $1.9 million and $515,000 of contingent consideration was earned and was added to goodwill when it was paid in January 1998 and 1999, respectively. There are no possible further contingent payments.

4--Restructuring and Other Special Charges

  In the fourth quarter of 1998, in response to changes in the Company's business environment, several actions were taken to create efficiency, to decrease cash outflows and to manage the business more effectively, that resulted in restructuring and other special charges. To eliminate payroll and other related expenditures, the Company reduced headcount by three senior international managers. The accrued cost to implement this reduction was approximately $951,000 (of which approximately $65,000 was paid in 1998). The Company also committed to reduce future lease commitments for a new corporate office and engineering space, neither of which will be occupied, which resulted in an estimated charge of $2.1 million.

  In 1999, the Company was able to buy out the lease commitment at one of the locations and sublease the other location at an aggregate cost of approximately $958,000, resulting in a savings of approximately $1.1 million from the original estimate. There is no remaining balance for the lease accruals at December 31, 1999.

  In 1999, the Company completed the management reorganization and terminated two additional senior managers. The severance costs were approximately $441,000. In addition, in 1999, the Company incurred a special charge of approximately $557,000 for payroll-related taxes on an option exercise by one of the terminated managers. The lease commitment savings of $1.1 million, net of the additional severance costs of $441,000 and payroll-related taxes of $557,000 resulted in a $91,000 credit in 1999. At December 31, 2000 there are no remaining balance for the severance accruals.

5--Business and Credit Concentration

  No customer accounted for 10% or more of the Company's revenues for the years ended December 31, 1998, 1999 and 2000, respectively. The Company did have two customers that had ending accounts receivable balances that were greater than 10% of the Company's balance at the end of 1999 and 2000. The Company does not require collateral on accounts receivable or letters of credit on foreign export sales. The Company evaluates its customer's creditworthiness before extending credit and performs periodic credit reviews on customers with existing credit. Additions to the allowance for doubtful accounts were $775,000, $1,235,000 and $433,000 in 1998, 1999 and 2000,
respectively.

6--Investments

  Investments in marketable securities categorized as "available for sale" are carried at fair value and consist of the following:

                                                                 December 31,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
                                                                (in thousands)
   Money market mutual funds.................................. $ 1,136 $ 36,425
   Corporate securities.......................................  11,789  246,451
                                                               ------- --------
                                                               $12,925 $282,876
   Included in cash and cash equivalents......................   6,088  253,874
                                                               ------- --------
   Marketable securities...................................... $ 6,837 $ 29,002
                                                               ======= ========

  Since it is the Company's intent to maintain a liquid portfolio, at December
31, 2000, all marketable securities are due to mature within one year and the unrealized gain (loss) is immaterial for all periods presented. Proceeds and gross realized gains (losses) from sale of securities for the years ended
December 31, 1998, 1999 and 2000, were, $27.6 million, $16.4 million and
$650.6 million and $22,000, ($43,000) and $344,000 respectively.

  Investments for which there is not a readily determinable market value were $3.8 million and $7.6 million at December 31, 1999 and 2000, respectively.
These investments are included in the consolidated balance sheet caption
"Other assets". For the year ended December 31, 2000, gross realized gains from the sale of these investments was $2.2 million. The Company did not realize any gains or losses related to these investments for either of the years ended December 31, 1998 and 1999.

7--Inventories

  Inventories consist of the following:

                                                                 December 31,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
                                                                (in thousands)
   Raw materials.............................................. $   517 $  3,489
   Work in process............................................   2,611      713
   Finished goods.............................................   2,265    3,579
                                                               ------- --------
                                                               $ 5,393 $  7,781
                                                               ======= ========

8--Property and Equipment

  Property and equipment consist of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
                                                              (in thousands)
Computer equipment.......................................... $ 14,015  $ 18,912
Computer software...........................................    4,495     7,882
Furniture and fixtures......................................    2,331     3,143
Machinery and equipment.....................................    1,670     2,637
Leasehold improvements......................................    4,744     6,053
                                                             --------  --------
                                                               27,255    38,627
                                                             --------  --------
Less accumulated depreciation...............................  (12,384)  (18,859)
                                                             --------  --------
                                                             $ 14,871  $ 19,768
                                                             ========  ========

  Depreciation and amortization expense was $3.8 million, $5.3 million and $6.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

9--Income Taxes

  The components of income tax expense consist of the following:

                                                   Year Ended December 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  -------  --------  --------
                                                       (in thousands)
Current income tax expense (benefit):
  Federal........................................ $  (311) $ (3,927) $    185
  State..........................................      40        25       100
  Foreign........................................     158        89       495
                                                  -------  --------  --------
                                                     (113)   (3,813)      780
Deferred income tax expense (benefit):
  Federal........................................  (2,184)    3,340       --
  State..........................................    (636)      613       --
  Foreign........................................      65       860       --
                                                  -------  --------  --------
                                                   (2,755)    4,813       --
                                                  -------  --------  --------
                                                  $(2,868) $  1,000  $    780
                                                  =======  ========  ========
Deferred tax assets (liabilities) consist of the
 following:
  Net operating loss carryforwards............... $ 2,040  $  7,211  $ 16,636
  Tax credit carryforwards.......................     370     1,547     3,538
  Inventories....................................     314       682       277
  Receivable allowances..........................     302       637       --
  Accrued expenses...............................   1,168      (516)      832
  Other..........................................   1,291     1,495     6,539
                                                  -------  --------  --------
                                                  $ 5,485  $ 11,056  $ 27,822
                                                  -------  --------  --------
Fixed assets.....................................    (313)   (1,048)   (1,633)
                                                  -------  --------  --------
Valuation allowance:                                 (359)  (10,008)  (26,189)
                                                  -------  --------  --------
Net deferred taxes............................... $ 4,813  $    --   $    --
                                                  =======  ========  ========

  For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce taxable income of approximately $33.8 million at December 31, 2000, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. The Company also has a foreign net operating loss carryforward of approximately $6.0 million. The Company has $3.5 million of tax credits which are composed of federal research and development credits and state and local credits. These credits expire beginning in 2004. Under applicable accounting standards, management believed that the realization of certain deferred tax assets were more unlikely than not and, accordingly, established a full valuation. During fiscal 2000, the deferred tax asset valuation allowance increased by $16.2 million, primarily as the result of additional net operating loss carryforwards and tax credit carry forwards. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $18.8 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which when realized, will be allocated directly to additional paid-in capital.

  The difference between the total expected income tax expense computed by applying the federal income tax rate of 34.0% to income before income taxes and the reported income tax expense is as follows:

                                                Year Ended December 31,
                                               -----------------------------
                                                1998       1999       2000
                                               -------   --------   --------
Computed expected tax expense at U.S. federal
 statutory rate...............................   (34.0)%    (34.0)%    (34.0)%
State income taxes, net of U.S. federal tax
 benefit......................................    (5.3)      (4.9)       0.4
Rate differential of foreign operations.......     --         1.9       (0.5)
State tax credits.............................     --        (3.4)       --
U.S. federal research and development
 credits......................................     --        (3.2)      (7.6)
Change in valuation allowance.................     3.1       43.3       19.2
Exempt interest...............................    (1.8)       --         --
Purchased in-process research and
 development..................................     --         --         4.3
Amortization of nondeductible intangibles.....     3.6        1.9       22.2
Acquisition expense...........................     --         2.2        --
Other.........................................     2.5        1.9       (1.1)
                                               -------   --------   --------
Effective tax rate............................   (31.9)%      5.7%       2.9%
                                               =======   ========   ========

  The domestic and foreign components of earnings before income tax were:

                                                Year Ended December 31,
                                               -----------------------------
                                                1998       1999       2000
                                               -------   --------   --------
                                                     in thousands
Domestic...................................... $  (441)  $(15,435)  $ 18,628
Foreign.......................................  (8,552)    (2,253)   (45,499)
                                               =======   ========   ========
                                               $(8,993)  $(17,688)  $(26,871)
                                               =======   ========   ========

10--Accrued Expenses and Other Liabilities

  Components of accrued expenses and other liabilities consist of the following:

                                                                  December 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
                                                                 (in thousands)
Accrued compensation and related expenses....................... $6,314 $14,877
Accrued interest expense........................................    --    2,288
Income taxes payable............................................    114   2,359
Accrued restructuring and other special charges.................    450     --
Other liabilities...............................................  2,894   5,694
                                                                 ------ -------
                                                                 $9,772 $25,218
                                                                 ====== =======

11--Indebtedness

Convertible Notes

  Effective October 11, 2000, the Company issued $175 million of convertible subordinated notes (the "notes"). The notes are convertible into shares of NMS common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. The Company is subject to certain covenants under the related indenture, the most restrictive of which prohibits the Company from paying cash dividends. The Company incurred debt issuance costs aggregating $5.7 million, which have been deferred and will be amortized as a component of interest expense over the term of the notes. The unamortized issuance costs, $5.5 million at December 31, 2000, are included in the consolidated balance sheet caption "Other assets."

Bank Line of Credit

  The Company established a $7.5 million bank line of credit for working capital purposes effective May 14, 1999 and amended September 15, 2000. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. This interest rate will be reduced to the bank's floating rate of prime upon completion of a common stock offering by the Company. The Company is subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios. The Company is currently compliant with all covenants under the line, the most restrictive of which relates to the Company's profitability, and there are no amounts currently outstanding. This credit agreement as amended is subject to renewal on May 13, 2001.

Other Debt

  In connection with the IML acquisition, the Company assumed outstanding debt which consisted of two interest free loans from the Canadian government. The balances of these loans totaled $323,000 at December 31, 2000 and each loan was paid in full by the Company in January 2001.

  As part of the acquisition of QWES, the Company assumed its outstanding debt which consisted of promissory notes and notes payable. The total amount of this debt that was outstanding at December 31, 1999 was $2.5 million with interest rates ranging from 8.0% to 10.0% per annum. During 2000, this debt was paid in full by the Company and at December 31, 2000, there are no amounts outstanding relating to this debt. In connection with the issuance of some of the notes, the Company issued warrants to purchase 169,670 shares of common stock of the Company at an exercise price of $.04 per share for 141,084 shares and $3.94 per share for the remaining 28,586 shares. The warrants are exercisable in whole or in part at any time from the date of the grant and expire four years from the date of grant. At December 31, 2000, warrants to purchase 19,062 shares were outstanding. The estimated fair value of the warrants aggregating approximately $147,000, was reflected as original issue discount reducing the carrying value of the notes on the accompanying balance sheet at December 31, 1999 and has been fully amortized to interest expense over the respective lives of the notes.

  Included in debt is a government advance of $31,000 at December 31, 1999. This represents an interest free loan from the French government repayable from the proceeds of export sales from France. At December 31, 2000, there are no amounts outstanding related to this government loan.

12--Profit Sharing Plans

  The Company has established a 401(k) cash or deferred profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 1998, 1999 and 2000 was $416,000, $452,000 and $588,000, respectively.

  The Company currently matches contributions each pay period at 50% of the employee's contributions up to 6% of employee's compensation, not to exceed the federal limit of $10,000 per calendar year.

13--Earnings Per Share

  The following is a reconciliation of basic and diluted EPS computations for net loss, pursuant of SFAS 128:

                                                                        Per
                                                Loss        Shares     Share
                                             (Numerator) (Denominator) Amount
                                             ----------- ------------- ------
Year Ended December 31, 2000
Basic net loss per common share.............  $(27,651)   33,147,471   $(0.83)
Effect of dilutive securities (stock
 options)...................................       --            --       --
                                              --------    ----------   ------
Diluted net loss per common share...........  $(27,651)   33,147,471   $(0.83)
                                              ========    ==========   ======
Year Ended December 31, 1999
Basic net loss per common share.............  $(18,688)   22,964,684   $(0.81)
Effect of dilutive securities (stock
 options)...................................       --            --       --
                                              --------    ----------   ------
Diluted net loss per common share...........  $(18,688)   22,964,684   $(0.81)
                                              ========    ==========   ======
Year Ended December 31, 1998
Basic net loss per common share.............  $ (6,125)   21,846,522   $(0.28)
Effect of dilutive securities (stock
 options)...................................       --            --       --
                                              --------    ----------   ------
Diluted net loss per common share...........  $ (6,125)   21,846,522   $(0.28)
                                              ========    ==========   ======

  The effect of dilutive options excludes those stock options for which the impact would have been anti-dilutive based on the exercise price of the options. The number of options that were anti-dilutive at December 31, 1998, 1999, and 2000 were 6,699,402, 5,496,976 and 1,580,055, respectively.

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

1993 Stock Option Plan

  In October 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan permits both incentive and non-statutory options to be granted to employees, directors and consultants. In March 1998, the Board of Directors adopted and in April 1998, the Company's stockholders approved (i) an increase in the number of shares available under the 1993 Plan from 3,000,000 to 3,800,000 and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company's common stock on the date of grant. In March 2000, the Board of Directors superseded the 1993 Plan with the 2000 Plan and no further grants under the 1993 Plan will be made after the adoption of the 2000 Plan. Options granted previously under the 1993 Plan will continue to be governed by the terms of the 1993 Plan.

1993 Non-Employee Directors Stock Option Plan

  In October 1993, the Company's Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan") which provides for the purchase of up to 240,000 shares of common pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. In March 1996 the Board of Directors adopted and in May 1996 the Company's stockholders approved (i) an increase in the number of shares for which options shall be granted to newly elected non-employees directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2000, 280,000 shares had been granted at prices ranging from $2.44 to $24.63 per share. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Plan and no further grants under the Directors Plan will be made after the adoption of the 2000 Plan. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan.

1995 Non-Statutory Stock Option Plan

  In October 1995, the Company's Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the "1995 Plan"). The 1995 Plan permits non-statutory options to be granted to non-executive officer employees and consultants of the Company. In April 1998, the Board of Directors amended the plan to increase the number of shares available for purchases to 2,600,000 shares of common stock, and in March 1999, the Board of Directors amended the plan to increase the number of shares available for purchases to 3,600,000 shares of common stock. The exercise price of non-statutory options may not be less than 100% of the fair market value of the company's common stock on the date of grant.

2000 Equity Incentive Plan

  In March 2000, the Company's Board of Directors adopted and in April 2000 the Company's stockholders approved the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company's common stock (collectively, "Stock Awards") to employees, non-employee directors and consultants. The aggregate number of shares which may be issued under the 2000 Plan is 2,500,000 plus any shares of the Company's common stock represented by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of non-statutory and incentive stock options may not be less than 100% and 50%, respectively, of the fair market value of the company's common stock on the date of grant.

                              Year Ended           Year Ended          Year Ended
                           December 31, 1998   December 31, 1999    December 31, 2000
                          -------------------- ------------------- --------------------
                                      Weighted            Weighted             Weighted
                                      Average             Average              Average
                                      Exercise            Exercise             Exercise
                           Options     Price    Options    Price    Options     Price
                          ----------  -------- ---------  -------- ----------  --------
Outstanding at beginning
 of period..............   3,532,502   $ 7.84  4,729,016   $5.70    5,496,700   $ 5.74
Granted.................   3,864,070     8.20  2,060,894    4.94    3,871,627    36.38
Exercised...............    (342,618)    4.60   (607,122)   3.68   (1,274,287)    4.57
Forfeited or expired....  (2,324,938)   13.32   (686,088)   4.79     (320,156)   13.27
                          ----------           ---------           ----------
Outstanding at end of
 period.................   4,729,016     5.70  5,496,700    5.74    7,773,884    20.84
                          ----------           ---------           ----------
Exerciseable at end of
 period.................   1,648,458     5.47  2,352,920    5.75    2,680,062     5.80
                          ==========           =========           ==========

  The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2000:

                             Weighted    Weighted   Weighted
                              Average    Remaining  Average              Average
                              Number    Contractual Exercise   Number    Exercise
 Range of Exercise Prices   Outstanding    Life      Price   Exercisable  Price
 ------------------------   ----------- ----------- -------- ----------- --------
 $0.17-$10.00.............   3,773,215      6.3      $4.50    2,374,771   $ 4.46
 $10.01-$20.00............     377,198      6.8      15.27      226,290    13.95
 $20.01-$30.00............     291,356      8.5      23.53       79,001    22.85
 $30.01-$40.00............   1,756,060      4.4      32.70          --       --
 $40.01-$50.00............   1,440,705      4.6      45.86          --       --
 $50.01-$60.00............      43,900      4.8      56.17          --       --
 $60.01-$70.00............      14,200      4.7      65.26          --       --
 $70.01-$80.00............      77,250      4.7      71.95          --       --
                             ---------                        ---------
                             7,773,884               20.84    2,680,062     5.80
                             =========                        =========

Other Stock Option Information

  On July 9, 1998, the Company gave certain holders of stock options, including executive officers, the opportunity to exchange options for new options with a lower exercise price and with a new vesting schedule beginning on the grant date of the new options. The Company believes the repricing restores the long-term incentive element of its stock option programs. The options were valued at $5.10, which reflects the market closing price on the date of the repricing. There were 2,081,278 options that were exchanged at exercise prices ranging from $6.16 to $24.31. Prior to this event, the Company had never engaged in a repricing of common stock options.

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

  The weighted average fair value at date of grant for stock options granted during the years ended December 31, 1998, 1999 and 2000 was $1.67, $3.42 and $30.83, respectively. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No.123, the Company's net loss, and net loss per diluted common share for the years ended December 31, 1998, 1999 and 2000, would have been $8.2 million, $23.6 million and $51.1 million and $0.38, $1.03 and $1.54, respectively. The fair value of each option granted during the years ended December 31, 1998, 1999 and 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; an expected life of five years, no dividend yield, 50.0% expected volatility in 1998, 80.0% in 1999 and 100.0% in 2000, and a risk free interest rate of 5.6% for 1998, 6.4% for 1999 and 6.1% for 2000.

1993 Employee Stock Purchase Plan

  The 1993 Employee Stock Purchase Plan ("Purchase Plan") which was adopted by the Board of Directors in 1993 and amended by the Company's stockholders in 1996, permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 800,000 shares for the Purchase Plan. In March 1999, the Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Purchase Plan from 800,000 to 1,400,000 shares. As of December 31, 2000, 706,948 shares have been issued under the Purchase Plan at prices ranging from $2.18 to $34.11 per share.

Restricted Stock Awards

  On April 3, 1998, QWES.com, Inc. issued 1,867,524 shares of restricted common stock at a fair value of $0.06 per share to its founders. The stock was scheduled to vest over a three-year period, but vested in full, in accordance with its original terms, when the Company acquired QWES in December 1999.

15--Commitments and Contingencies

  The Company leases its current manufacturing and office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities under leases, which expire within one year. Rental expenses under all operating lease agreements in effect during December 31, 1998, 1999 and 2000 amount to approximately $1.3 million, $1.8 million and $2.7 million, respectively.

  The Company currently has a sublease on one of its facilities located in Schaumburg, Illinois. The lease, which commenced in November 1999, calls for future payments to the Company of $4.9 million from January 2001 through October 2008, the end of the original lease term. These payments over time would reduce the overall lease burden of the Company at December 31, 2000 to $35.2 million.

  The Company has various other facilities throughout North America, Europe and Asia that have short-term leases and act as sales offices. The Company believes that the existing facilities are adequate for our current needs and that suitable space will be available to meet future needs.

  At December 31, 2000, commitments under operating leases for minimum future payments consist of the following:

                                                                 (in thousands)
                                                                 --------------
Year ending December 31,
2001............................................................    $ 4,085
2002............................................................      4,151
2003............................................................      3,995
2004............................................................      3,954
2005............................................................      3,561
Thereafter......................................................     20,392
                                                                    -------
                                                                    $40,138
                                                                    =======

  The Company is the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of the Company's products infringe upon a United States patent owned by it and seeks injunctive relief and damages in an unspecified amount. The patent relates to a specific routing protocol. The action is in the early stages of discovery phase. The Company has reviewed the allegations with its patent counsel and believes that none of its products infringe upon the patent. Accordingly, the Company has not recorded any liability in the financial statements. The Company intends to deny the allegation of infringement and defend against the claim vigorously.

16--Segment and Geographic Information

  The Company manages and reports its business internally on the basis of geographic area. See Note 1 for a description of the Company's business. All intercompany revenues and expenses are eliminated in computing revenues and operating income. As of December 31, 2000 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. "Other" includes the regions of Asia and Latin America.

                                 North
                                America   Europe    Other   Corporate  Total
                                --------  -------  -------  --------- --------
                                              (in thousands)
Net Sales to unaffiliated
 customers:
  2000........................  $ 96,471  $18,376  $19,765            $134,612
  1999........................    57,664   14,329    7,483              79,476
  1998........................    55,906   11,772    8,851              76,529
Income (loss) from operations:
  2000........................  $(46,540) $ 2,070  $ 8,915            $(35,555)
  1999........................   (16,780)    (608)    (481)            (17,869)
  1998........................    (1,283)  (4,208)  (4,566)            (10,057)
Segment assets:
  2000........................  $200,257  $13,773  $ 1,879  $282,869  $498,778
  1999........................    47,287    9,764    1,355    12,303    70,709
  1998........................    51,655    9,540    1,086    16,669    78,950
Long-lived assets:
  2000........................  $137,386  $ 1,458  $   282            $139,126
  1999........................    17,197    1,153      248              18,598
  1998........................    16,876    1,383      367              18,626
Capital expenditures:
  2000........................  $  9,286  $ 1,050  $   143            $ 10,479
  1999........................     5,668      423      103               6,194
  1998........................     7,354      909      355               8,618
Depreciation and amortization
 expense:
  2000........................  $ 21,488  $   524  $   108            $ 22,120
  1999........................     6,028      497       56               6,581
  1998........................     5,074      459      102               5,635

  Included in North America are the United States and Canada. Net sales to unaffiliated customers from the United States were $55.9 million, $57.7 million and $96.5 million for the years ended December 31, 1998, 1999 and 2000, respectively. Long-lived assets in the United States were $16.9 million, $17.2 million and $17.9 million at December 31, 1998, 1999 and 2000, respectively. Additionally, Canada had long-lived assets of $119.5 million at December 31, 2000. There are no other countries that had material net sales to unaffiliated customers or long-lived assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

Valuation and Qualifying Accounts

 Schedule VIII

                                                                      Column E
    Column A            Column B         Column C      Column D      Balance at
  Allowance for        Balance at                                      end of
doubtful accounts   beginning of year   Additions    Deduction (1)      year
-----------------   -----------------   ---------    -------------   ----------
12/31/98               $  641,918       $  755,448     $618,369      $  778,997
12/31/99               $  778,997       $1,235,480     $605,993      $1,408,484
12/31/00               $1,408,484       $  433,073     $581,195      $1,260,362

--------
(1) Amounts include write-offs of accounts receivable deemed to be uncollectable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table lists our executive officers and directors as of December 31, 2000:

Name                       Age                      Position
----                       --- --------------------------------------------------
Robert P. Schechter......   52 Chairman of the Board, President and Chief
                                Executive Officer

Robert E. Hult...........   53 Senior Vice President of Finance and Operations,
                                Chief Financial Officer and Treasurer

George D. Kontopidis, Ph.   47 Senior Vice President of Engineering
 D.......................

Dorothy A. Terrell.......   55 Senior Vice President of Worldwide Sales and
                                Services and President of the Services Group

R. Brough Turner.........   54 Senior Vice President of Technology

Alex N. Braverman........   41 Vice President and Corporate Controller

Allen P. Carney..........   50 Vice President of Marketing

William E. Foster........   56 Director

Ofer Gneezy..............   48 Director

Zenas W. Hutcheson, III..   47 Director

W. Frank King, Ph. D.....   61 Director

Pamela D. A. Reeve.......   51 Director

Ronald W. White..........   60 Director

  Each member of our board of directors is elected at the annual meeting of stockholders and holds office for three years and until his or her successor is elected and qualified.

  Mr. Schechter has served as a member of the Board, President and Chief Executive Officer of Natural MicroSystems since April 1995 and as Chairman of the Board since March 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation and from 1980 to 1987 he was a partner of Coopers and Lybrand LLP. Mr. Schechter is also a director of Infinium Software, Inc., a developer of enterprise-level business software applications and Moldflow Corporation, a leader in process-wide solutions for optimizing the design and manufacture of plastic products.

  Mr. Hult joined Natural MicroSystems as Vice President of Finance, Chief Financial Officer and Treasurer in October 1998 and became Senior Vice President of Finance and Operations in April 1999. From 1996 to 1998 he held numerous positions at AltaVista Search Service (a division of Digital Equipment Corporation), most recently serving as Chief Operating Officer, Chief Financial Officer and General Manager. He served Digital Equipment Corporation in a variety of financial executive positions from 1972 to 1995. Mr. Hult is also a director of Centra Software.

  Dr. Kontopidis has served as our Vice President of Engineering since January 1989 and became Senior Vice President of Engineering in April 1999. From 1984 until 1989, he was director of engineering of the Sea Data Division of Pacer Systems, Inc., a maker of oceanographic instruments.

  Ms. Terrell joined Natural MicroSystems as our Senior Vice President of Corporate Operations and President of the Services Group in February 1998 and became Senior Vice President of Worldwide Sales and President of the Services Group in April 1999. From 1991 until 1997, she was President of SunExpress, Inc., the after-marketing and online services company of Sun Microsystems, Inc. Ms. Terrell is also a director of Sears Roebuck and Company, General Mills, Inc. and Herman Miller, Inc.

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

  Mr. Carney has served as our Vice President of Marketing since April 1996. From 1992 to 1996, Mr. Carney held various marketing positions including Vice President, Applications Marketing and Vice President of International Marketing at Lotus Development Corporation. From 1982 to 1992, Mr. Carney held various marketing positions including Vice President, European Operations, with Atex, Inc., a turnkey supplier of pre-press automation systems.

  Mr. Foster began serving as a director of Natural MicroSystems in July 2000. He is a private investor serving on the boards of several private high-technology companies. In 1980, Mr. Foster co-founded Stratus Computer, Inc., a supplier of fault-tolerant computer systems and served as its Chairman and Chief Executive Officer until 1997. Prior to 1980, Mr. Foster spent 14 years in the computer industry, serving as Vice President of Software for Data General Corporation and in management and technical positions with Hewlett Packard Company.

  Mr. Gneezy began serving as a director of Natural MicroSystems in July 2000. He is co-founder, director, President and Chief Executive Officer of iBasis, Inc., a provider of Internet-based communications services for international carriers. From 1994 to 1996, Mr. Gneezy served as President of Acuity Imaging, Inc., a multinational company focused on the industrial automation industry. From 1980 to 1994, he was an executive of Automatix Inc. (a predecessor to Acuity Imaging), an industrial automation company, most recently serving as its President and Chief Executive Officer.

  Mr. Hutcheson has served as a director of Natural MicroSystems since 1989. He has been, since September 1997, a general partner of St. Paul Venture Capital, a venture capital firm. From 1996 to 1998, Mr. Hutcheson was Chief Executive Officer of Vivo Software, Inc., a developer of web-based video and audio streaming applications. From 1981 to 1996, Mr. Hutcheson was President of Hutcheson & Co., Inc., a management consulting firm.

  Dr. King has served as a director of Natural MicroSystems since 1997. He has been, since November 1998, a private investor. From 1992 to 1998, he was Chief Executive Officer and a director of PSW Technologies, Inc. (formerly a division of Pencom, Inc.), a provider of software services. From 1988 to 1992, Dr. King was a Senior Vice President of Development of Lotus Development Corporation and for the previous 19 years served in various positions with IBM Corporation, including his last position as Vice President Development for the entry system division. He is a director of eOn Communications Corporation, formerly known as Cortelco Systems, Inc., a provider of telecommunications applications; Excaliber Technologies Corporation, a developer of document management software; Concero, formerly known as PSW Technologies, Inc.; Perficient, Inc., a provider of virtual professional services organizations to Internet software companies; and Allaire Corporation, a provider of Internet infrastructure software.

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

  Mr. White has served as a director of Natural MicroSystems since 1988. Since October 1997, he has been a partner of Argo Global Capital, formerly known as GSM Capital, a venture capital fund focused on wireless technology. Since 1983, Mr. White has been a partner of Advanced Technology Development Fund, a venture capital firm. Mr. White is a director of Preferred Networks, Inc., a provider of paging services.

Item 11. Executive Compensation

  The information appearing under the caption "Executive Compensation" (other than the information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Stockholder Return") of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held May 4, 2001 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held May 4, 2001 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information appearing under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held May 4, 2001 is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on FORM 8K

(A) (1) Financial Statements

  The following are included in Part II of this report:

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 1999 and 2000.
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1999 and 2000. Consolidated Statements of Cash Flow for the Years Ended December 31, 1998, 1999 and 2000.
Notes to the Consolidated Financial Statements.

(A) (2) Financial Statement Schedules

  The following are included on the indicated pages of this report:

                                                                        Page No.
                                                                        --------
Report of Independent Accountants on Schedule..........................    33
Schedule VIII Valuation and Qualifying Accounts........................    55

  Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(A) (3) Exhibits

  The Exhibit Index, appearing after the signature page on sequentially numbered page 61, is incorporated herein by reference.

(A) (4) Reports on Form 8K

  The Registrant filed a current report on Form 8-K on October 12, 2000 regarding the issuance of $175 million of convertible subordinated notes, which was consummated on October 5, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Natural Microsystems Corporation

                                                /s/ Robert P. Schechter
                                          By: _________________________________
                                                    Robert P. Schechter
                                                 President, Chief Executive
                                             Officer and Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                            Title                    Date
              ---------                            -----                    ----

     /s/ Robert P. Schechter           President, Chief Executive      March 14, 2001
______________________________________  Officer and Chairman of the
         Robert P. Schechter            Board of Directors
                                        (Principal Executive
                                        Officer)

        /s/ Robert E. Hult             Senior Vice President of        March 14, 2001
______________________________________  Finance and Operations,
            Robert E. Hult              Chief Financial Officer and
                                        Treasurer (Principal
                                        Financial Officer)

      /s/ Alex N. Braverman            Vice President and Corporate    March 14, 2001
______________________________________  Controller (Chief
          Alex N. Braverman             Accounting Officer)

      /s/ William E. Foster            Director                        March 14, 2001
______________________________________
          William E. Foster

         /s/ Ofer Gneezy               Director                        March 14, 2001
______________________________________
             Ofer Gneezy

    /s/ Zenas W. Hutcheson III         Director                        March 14, 2001
______________________________________
        Zenas W. Hutcheson III

    /s/ W. Frank King, Ph. D.          Director                        March 14, 2001
______________________________________
        W. Frank King, Ph. D.

      /s/ Pamela D. A. Reeve           Director                        March 14, 2001
______________________________________
          Pamela D. A. Reeve

       /s/ Ronald W. White             Director                        March 14, 2001
______________________________________
           Ronald W. White

                                 EXHIBIT INDEX

  The Company will furnish to any stockholder who so requests, a copy of this Annual Report on Form 10-K, as amended, including a copy of any exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed its cost of furnishing such exhibit.

 No.                                      Title
 ---                                      -----
  1.1*   Convertible Debt Underwriting Agreement dated as of October 5, 2000 by and among the Registrant and each of Deutsche Bank Securities Inc.,
          U.S. Bancorp Piper Jaffray Inc. and Dain Rauscher Incorporated (filed with the Registrant's Form 8-K dated October 12, 2000).

  2.4*   Agreement and Plan of Merger and Reorganization dated as of November
          30, 1999 by and among the Registrant, NMS California Acquisition
          Corp. and QWES.com, Inc. (filed with the Registrant's Form 8-K dated
          January 13, 2000).

  2.5*   Amendment to Agreement and Plan of Merger and Reorganization dated as of December 15, 1999 by and among the Registrant, NMS California
          Acquisition Corp., QWES.com, Inc. and NMS Delaware Acquisition Corp.
          (filed with the Registrant's Form 8-K dated January 13, 2000).

  2.6*   Merger Agreement dated as of May 18, 2000 by and among the Registrant,
          NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane
          Tremblay, and Investissements Novacap Inc. (filed with the
          Registrant's Form 8-K dated July 20, 2000).

  3.1*   Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-K for the year ended December 31,
          1995).

  3.2*   By-laws of Registrant, as amended (filed with Registrant's registration statement on Form S-1 (#33-72596)).

  3.3*   Certificate of Amendment to Fourth Restated Certificate of
          Incorporation of the Registrant (filed with the Registrant's Form 10-
          Q for the quarter ended June 30, 2000).

  4.1*   Specimen Certificate for the Common Stock (filed with Registrant's registration statement on Form S-1 (#33-72596)).

  4.2*   Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's
          Form 8-K dated October 12, 2000).

  4.3*   First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).

  4.4*   Form of Global Note (filed with the Registrant's Form 8-K dated
          October 12, 2000).

 10.3*   Agreement dated as of February 28, 1992 between Registrant and Eltron
          Associates (filed with the Registrant's registration statement on
          Form S-1 (#33-72596)).

 10.11#* 1989 Stock Option and Stock Purchase Plan, as amended (filed with the
          Registrant's registration statement on Form S-1 (#33-72596)).

 10.12#* 1993 Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

 10.13#* 1993 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

 10.14#* 1993 Non-Employee Directors Stock Option Plan, as amended and restated
          (filed with the Registrant's registration statement on Form S-8 (333-
          40940)).

 10.18*  Lease Amendment between Registrant and Lillian Greene dated April 4,
          1995 (filed with the Registrant's Form 10-Q for the quarter ended
          June 30, 1995).

 10.19#* 1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-
          40940)).

 No.                                      Title
 ---                                      -----
 10.20*  Lease Amendment between Registrant and National Development of New
          England, LLC dated October 1996 (filed with the Registrant's Form 10-
          K for the year ended December 31, 1996).

 10.21*  Loan Modification Agreement dated May 17, 1996 between Registrant and
          Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996).

 10.22*  Turnkey Manufacturing Agreement dated June 1, 1996 between the
          Registrant and Sanmina Corporation.

 10.23#* 2000 Equity Incentive Plan (filed with Registrant's registration statement on Form S-8 (333-40940)).

 10.24* Loan and Security Agreement dated May 14, 1999 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).

 10.25*  First Loan Modification Agreement dated March 8, 2000 between the
          Registrant and Silicon Valley Bank (filed with the Registrant's Form
          10-Q for the quarter ended September 30, 2000).

 10.26* Second Loan Modification Agreement dated September 15, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's
          Form 10-Q for the quarter ended September 30, 2000).

 21.1    Subsidiaries of the Company.

 23.1    Consent of PricewaterhouseCoopers LLP.

 25.1*   Form T-1 Statement of Eligibility of State Street Bank and Trust
          Company to act as trustee under the Indenture (filed with the
          Registrant's Form 8-K dated October 12, 2000).

--------
* Previously filed with the registration statement or report indicated. # Management contract or compensatory plan or arrangement.