Form 10-Q
period 2001-03-31
NATURAL MICROSYSTEMS CORP
filed 2001-05-11
CIK 915866

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2001

Commission File Number 0-23282

NMS Communications Corporation
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

YES  ☒                 NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,611,271 shares of Common Stock, $.01 par value, outstanding at April 30, 2001.

The Index to Exhibits appears on Page: 17          Total Number of Pages with Exhibits: 64

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
 (In $000s)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,224	$280,152
Marketable securities	176,656	29,002
Accounts receivable, net of allowance for uncollectable
accounts of $1,251 and $1,260, respectively	14,569	18,840
Inventories	8,569	7,781
Prepaid expenses and other current assets	7,443	7,467

Total current assets	337,461	343,242

Property and equipment, net of accumulated amortization
of $18,330 and $18,859, repectively	22,030	19,768
Other long-term assets	9,510	16,340
Intangible assets, net of accumulated amortization
of $24,617 and $18,111, repectively	108,031	119,428

Total assets	$477,032	$498,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,029	$6,576
Accrued expenses and other liabilities	19,690	25,218

Total current liabilities	27,719	31,794

Long-term obligations, less current portion	175,000	175,000

Stockholders' equity	274,313	291,984

Total liabilities and stockholders' equity	$477,032	$498,778

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In $000s except share and per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2001	2000

Revenues	$26,617	$27,722

Cost of revenues	11,454	10,589
Gross profit	15,163	17,133

Operating expenses:
Selling, general and administrative	21,562	11,011
Research and development	8,678	6,984
Total operating expenses	30,240	17,995

Operating loss	(15,077)	(862)

Other income (expense), net	(6,202)	1,976

Income (loss) before income taxes	(21,279)	1,114

Income tax expense	225	78

Net income (loss)	$(21,504)	$1,036

Basic net income (loss) per common share	$(0.59)	$0.04

Weighted average basic shares outstanding	36,426,749	27,862,558

Diluted net income (loss) per common share	$(0.59)	$0.03

Weighted average diluted shares outstanding	36,426,749	30,669,432

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow
(In $000s)
(Unaudited)

	Three Months Ended
	March 31,
	2000	2001
Cash flow from operating activities:
Net income (loss)	$(21,504)	$1,036
Adjustments to reconcile net income (loss) tocash provided by operating activities:
Depreciation and amortization	14,173	1,873
Gain on sale of marketable securities	-	(27)
Loss on write-down of investment	5,106	-
Foreign exchange translation loss on intercompany debt	2,937	-
Changes in assets and liabilities:
Accounts receivable	4,057	(1,721)
Inventories	(826)	(1,095)
Prepaid expenses and other assets	(236)	(494)
Accounts payable	1,568	413
Accrued expenses and other liabilities	(4,896)	97
Net cash provided by operating activities	379	82
Cash flow from investing activities:
Additions to property and equipment	(4,685)	(1,484)
Purchases of marketable securities	(176,159)	(31,036)
Proceeds from the sale of marketable securities	29,085	10,278
Payment on note receivable	1,500	-
Other	(1)	(56)
Net cash used in investing activities	(150,260)	(22,298)
Cash flow from financing activities:
Receipts on stockholders notes receivable	1	-
Payments of refundable advances	-	(106)
Payments of notes payable	-	(2,479)
Proceeds from follow-on offering, net of issuance costs of $9,642	-	175,148
Payments of current portion of long-term debt	(324)	-
Proceeds from issuance of common stock	193	1,607
Net cash (used in) provided by financing activities	(130)	174,170
Effect of exchange rate changes on cash	83	134
Net increase (decrease) in cash and cash equivalents	(149,928)	152,088
Cash and cash equivalents, beginning of period	280,152	16,617
Cash and cash equivalents, end of period	$130,224	$168,705

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

A.         BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of operations and cash flow for the three month period ending March 31, 2001 and 2000 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (the "Company").

On March 16, 2001, the Board of Directors unanimously proposed, and on May 4, 2001, the shareholders of the Company approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name from Natural MicroSystems Corporation to “NMS Communications Corporation.”

In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  The operating results for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company as of and for the year ended December 31, 2000.

B.         STOCKHOLDERS' EQUITY: (in 000s)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive loss	Deferred compensation	Notes receivable from common stockholders	Treasury stock	Total stockholder's equity
	Shares	Amount
Balance at December 31, 2000	36,401	$364	$375,663	$(49,631)	$(1,065)	$(31,028)	$(96)	$(2,223)	$291,984

Exercise of common stock options	51	1	193						194

Amortization of deferred compensation						4,285			4,285

Debt repayment by common stockholder							1		1

Foreign currency translation adjustment					(1,321)				(1,321)

Change in market value of securities available for sale					674				674

Net loss				(21,504)					(21,504)
Balance at March 31, 2001	36,452	$365	$375,856	$(71,135)	$(1,712)	$(26,743)	$(95)	$(2,223)	$274,313

C.         EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earning per share (EPS) computations for net income (loss) (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2001			2000
	Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic EPS
Income (loss) available to all shareholders	$(21,504)	36,427	$(0.59)	$1,036	27,863	$0.04
Effect of dilutive stock options	-	-	-	-	2,806	(0.01)
Diluted EPS	$(21,504)	36,427	$(0.59)	$1,036	30,669	$0.03

The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive at the three months ended March 31, 2001 and 2000 were 4,835,517 and 21,000, respectively.

D.         INVESTMENTS

Equity investments in which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting.  These investments are included in the condensed consolidated balance sheet classification “other long-term assets.”  The Company periodically evaluates the carrying value of its investments for other than temporary impairment.  During the first quarter of 2001, the Company recorded a charge of approximately $5.1 million to reflect the other than temporary decline in fair value of one of these equity investments.  The investee company for which the impairment charge was recorded has experienced a significant decline in operating and financial results during the past quarter, in comparison to the results forecasted at the time this investment was purchased by the Company.  The Company determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.  This charge is included in the condensed consolidated statement of operations classification “other income (expense), net.”  It is reasonably possible that the Company may incur additional impairment charges for this investment in future reporting periods.

E.          IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  If an impairment is indicated, the asset is written down to its estimated fair value.  It is reasonably possible that the Company may incur impairment charges for long-lived assets, including goodwill, in future reporting periods.

F.          INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of March 31, 2001 and December 31, 2000 were comprised of the following:

(In $000's)	March 31,	December 31,
	2001	2000

Raw materials	$3,602	$3,489
Work in process	815	713
Finished goods	4,152	3,579
	$8,569	$7,781

G.         SEGMENT INFORMATION

The following table presents the Company’s revenues and operating income (loss) by geographic segment:

(In $000's)	Three Months ended
	March 31,
	2001	2000
Revenues
North America	$18,067	$20,382
Europe	4,547	3,769
Other	4,003	3,571
Total revenues	$26,617	$27,722

Operating Income (Loss)
North America	$(17,072)	$(1,637)
Europe	(57)	(442)
Other	2,052	1,217
Total operating loss	$(15,077)	$(862)

H.         COMPREHENSIVE INCOME (LOSS)

The following table represents the Company’s comprehensive income (loss) for the stated periods.

(In $000's)	Three Months ended
	March 31,
	2001	2000

Net income (loss)	$(21,504)	$1,036
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(1,321)	(19)
Change in market value of available for sale securities	674	(93)
Comprehensive income (loss)	$(22,151)	$924

I.           FOREIGN CURRENCY TRANSLATION

In the first quarter of 2001, as a result of remeasuring the U.S. dollar denominated debt on the books of a Canadian subsidiary, the Company incurred a foreign exchange loss of approximately $2.9 million.  This loss is included in the condensed consolidated statement of operations classification “other income (expense), net.”  Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

Assets and liabilities of the Company's foreign subsidiaries which utilize a functional currency other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates.  As a result, the change in intangible assets, net of accumulated amortization, from $119.4 million at December 31, 2000 to $108.0 million at March 31, 2001, is due to $6.5 million of amortization in the first quarter of 2001 and $4.9 million of foreign currency translation.

J.          SUBSEQUENT EVENT

On March 16, 2001, the Board of Directors unanimously proposed, and on May 4, 2001, the shareholders of the Company approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to “NMS Communications Corporation.”

On April 11, 2001, the Company acquired Mobilee, Inc. (“Mobilee”), a privately held company based in Boston, Massachusetts.  Mobilee was founded in 1998 and was formerly known as Shoutmail.com.  The purchase price allocation has yet to be determined by the Company.  The Company expects to have this completed during the second quarter of 2001.  This transaction will be accounted for as a purchase.

K.         RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”  SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration.  This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.

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

Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. We sell our products worldwide principally through direct sales focusing on large original equipment manufacturers and significant system supplier customers. We use indirect channels to focus on all other customers and prospects. This strategy allows us to focus our resources on customers that offer us the largest revenue opportunities.

Our revenue from product sales is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and title and risk of loss have passed to the customer.  If we have a future obligation to obtain customer acceptance, revenues are deferred until this obligation has been met.  Our systems are generally a bundled hardware and software solution that are shipped together.  We have no obligations to customers after the date products are shipped other than pursuant to warranty obligations.  We provide for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue.  We do not offer rights of return to our customers.  Shipping and handling fees, if any, billed to customers are recognized as revenue.  The related costs are recognized in cost of revenues.

We do not provide maintenance services or rights to upgrades or enhancements.  Services are not sold with products.  Services currently represent less than 10% of revenues and therefore are not presented separately.  Services sold separately include on-site support, telephone support, system hosting and training.  These services are recognized ratably over the contractual period or as provided based on the nature of the service.

Our cost of revenues consists primarily of product cost, cost of services provided to our customers, overhead associated with testing and fulfillment operations and amortization of acquired technology.

Sales, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive accounting and administrative activities, amortization of goodwill and other intangibles and other general corporate expenses. As we add personnel, launch new products and incur additional costs related to the growth of our business, we expect these expenses to increase.

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. As of March 31, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and that these expenses will increase in the future.

We review long-lived assets, including goodwill and other intangibles, and investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of these assets may not be fully recoverable.  If an in impairment is indicated, the asset is written down to its estimated fair value.  It is reasonably possible that we may incur impairment charges for long-lived assets, including goodwill and other intangibles, or investments in future reporting periods.

We believe that our revenues and results of operations have not been significantly impacted by inflation during the past three fiscal years.

Results of Operations

Revenues
Revenues of $26.6 million for the three months ended March 31, 2001 ("2001"), decreased 4.0% percent from $27.7 million for the three months ended March 31, 2000 ("2000").  The decrease from 2000 to 2001 was attributable to the broad-based North American economic slowdown affecting most technology sectors and communications in particular.  As a result, the levels of revenue we will be able to achieve in the future will depend to a great extent upon how long this slowdown will continue.

Revenues from customers located outside of North America of $8.6 million for the three months ended March 31, 2001 increased 16.5% from $7.3 million for the three months ended March 31, 2000 and represented 32.1% and 26.5% of revenues for 2001 and 2000, respectively. The increase was attributed primarily to growth in the European market.

Gross Profit
Gross profit for the three months ended March 31, 2001 of $15.2 million, decreased 11.5% from $17.1 million for the three months ended March 31, 2000, and represented 57.0% and 61.8% of revenues for 2001 and 2000, respectively. The percentage decrease was caused by the amortization of InnoMediaLogic, Inc. (“IML”) completed technology of $366,000 for the three month period ended March 31, 2001 to cost of goods sold.  The remainder of the decrease is primarily due to increased spending intended to create efficiencies in our manufacturing operation.

Selling, General and Administrative
Selling, general and administrative expenses of $21.6 million for the three months ended March 31, 2001 increased 95.8% from $11.0 million for the three months ended March 31, 2000, and represented 81.0% and 39.7% of total revenues for 2001 and 2000, respectively.  The increase in expenses was due to $6.3 million of amortization of goodwill and other intangibles recorded as part of the IML acquisition and an increase in headcount of 41.3% from March 31, 2000 to March 31, 2001.  These increases were offset by the reversal of a $4.6 million accrual related to additional compensation that will not be paid to the employees of IML.  This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation.  During the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed.  We expect that our selling, general and administrative expenditures will vary as a percentage of product revenues in future periods.

Research and Development
Research and development expenditures of $8.7 million for the three months ended March 31, 2001 increased 24.3% from $7.0 million for the three months ended March 31, 2000, and were 32.6% and 25.2% of total revenues for 2001 and 2000, respectively.  The increases were due to a 65.0% increase in personnel and development project related costs associated with the CG6000, PowerBlade, PowerAccess, HearSay and PacketMedia product lines and development of PolicyPoint.  We expect that our research and development expenditures will continue to increase, but may vary as a percentage of product revenues in future periods.

Operating Loss
As a result of the foregoing, operating loss, for the three months ended March 31, was $15.1 million and $862,000 for 2001 and 2000, respectively.  Net income (loss) was ($21.5) million and $1.0 million for the same periods, respectively.

Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2001 and 2000 was ($6.2) million and $2.0 million, respectively.  The decrease was primarily due to a $2.9 million foreign currency translation loss generated on the intercompany debt related to the IML transaction and the $5.1 million write-down to fair market value of a minority investment in 2001.  These decreases were offset by the increases in both interest income and interest expense.  The investee company for which the impairment charge was recorded has experienced a significant decline in operating and financial results during the past quarter, in comparison to the results forecasted at the time this investment was purchased by the Company.  The Company determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.  It is reasonably possible that the Company may incur additional impairment charges for this investment in future reporting periods.

Income Tax Expense
Income tax expense for the three months ended March 31, 2001 and 2000 was $225,000 and $78,000, respectively.  Income tax expense is primarily due to state and foreign taxes.  For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $33.8 million at December 31, 2000 which may be subject to limitation pursuant to Internal Revenue Code Section 382.  These carryforwards will begin to expire in 2019.  We also have a foreign net operating loss carryforward of approximately $6.0 million at December 31, 2000.  We have $3.5 million of tax credits which is composed of federal and state research and development credits.  These credits expire beginning in 2004.  Under applicable accounting standards, we believe that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation allowance has been established.

Liquidity and Capital Resources
Cash provided by operations for the three months ended March 31, 2001 and 2000 was $379,000 and $82,000, respectively.  The net loss for the three months ended September 31, 2001 included depreciation and amortization expense related to fixed assets, intangible assets and deferred compensation of $14.2 million, a loss from the write-down of an equity investment of $5.1 million and a foreign currency translation loss of $2.9 million related to a U.S. dollar denominated intercompany debt on the books of a Canadian subsidiary.  The increase in depreciation and amortization in 2001 over 2000 is primarily due to the amortization of the IML goodwill and other intangibles.  Net income for the three months ended March 31, 2000 included depreciation and amortization expense of $1.9 million.

Cash used in investing activities for the three months ended March 31, 2001 and 2000 was $150.3 million and $22.3 million, respectively.  Cash was used in 2001 and 2000 for purchases of property and equipment of $4.7 million and $1.5 million respectively.  Included in purchases in 2001 is $1.3 million for the purchase of two buildings which we were leasing for our Canadian operations.  In 2001, we purchased additional marketable securities totaling $176.2 million and sold marketable securities for proceeds of $29.1 million.  In 2000, we purchased additional marketable securities totaling $31.0 million and sold marketable securities for proceeds of $10.3 million.

Cash provided by (used in) financing activities in 2001 and 2000 was ($130,000) and $174.2 million, respectively.  In 2001, $193,000 was provided by the exercise of common stock options while $324,000 was used to repay debt that was on the books of IML prior to our acquisition of IML.  In 2000, cash was provided by issuance of stock pursuant to a follow-on offering of $175.1 million. An additional $1.6 million was raised from issuance of common stock upon the exercise of common stock options and the employee stock purchase plan.  Cash was used in the amount of $2.5 million, for the same period, to repay debt incurred in connection with the acquisition of QWES.com.

Current assets at March 31, 2001, were $337.5 million, 1.7% less than current assets of $343.2 million at December 31, 2000.  The decrease is primarily due to the reduction in the accounts receivable balance which is the result of fewer sales in the first quarter of 2001 as compared to the fourth quarter of 2000.  Current liabilities at March 31, 2001 were $27.7 million, 12.8% less than current liabilities of $31.8 million at December 31, 2000.  The decrease is primarily due to the adjustment of an estimate of a $4.6 million accrual related to additional compensation that will not be paid to the employees of IML.

We established a $7.5 million bank line of credit for working capital purposes effective in May 1999 and amended on September 15, 2000.  Borrowings under our line of credit bear interest at the bank’s floating rate of prime plus one percent.  This interest rate will be reduced to the bank’s floating rate of prime upon completion of a common stock offering by us.  We are subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios.  As of March 31, 2001, we were not in compliance with the profitability covenant, and there were no amounts outstanding.  We have received a waiver of this covenant violation from the bank through the expiration of the line of credit.  This credit agreement as amended is subject to renewal on May 13, 2001.

Recent Accounting Pronouncements
In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”  SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration.  This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  We do not expect the adoption of SFAS No. 140 to have a material impact on our financial position or results of operations.

Cautionary Statement
When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "the company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a continued slowdown in communications spending, quarterly fluctuations in financial results, the availability of products from vendors and other risks.  These and other risks are detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including in Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2000.  The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from its exposure as provided in the Company’s 2000 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business.  We have no material legal proceedings currently pending, except as described below:

We are the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia.  This action has been transferred by court order to the U.S. District Court for the District of Massachusetts.  The plaintiff alleges that one or more of our products infringe upon a United States patent owned by it and seeks injunctive relief and damages in an unspecified amount.  The patent relates to a specific routing protocol.  The action is in the discovery phase.  We have reviewed the allegations with our patent counsel and believe that none of our products infringe upon the patent.  We intend to deny the allegation of infringement and defend against the claim vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K.

A.  Exhibits

No.	Title

2.4 *	Agreement and Plan of Merger and Reorganization dated as of November 30, 1999 by and among the Registrant, NMS California Acquisition Corp. and QWES.com, Inc. (filed with the Registrant's Form 8-K dated January 13, 2000).

2.5 *	Amendment to Agreement and Plan of Merger and Reorganization dated as of December 15, 1999 by and among the Registrant, NMS California Acquisition Corp., QWES.com, Inc. and NMS Delaware Acquisition Corp. (filed with the Registrant's Form 8-K dated January 13, 2000).

2.6 *	Merger Agreement dated as of May 18, 2000 by and among the Registrant, NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (filed with the Registrant's Form 8-K dated July 20, 2000).

3.1 *	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-K for the year ended December 31, 1995).

3.2 *	By-laws of Registrant, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).

3.3 *	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-Q for the quarter ended June 30, 2000).

4.1 *	Specimen Certificate for the Common Stock (filed with the Registrant's registration statement on Form S-1 (#33-72596)).

4.2 *	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).

4.3 *	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).

4.4 *	Form of Global Note (filed with the Registrant's Form 8-K dated October 12, 2000).

10.11 # *	1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).

10.12 # *	1993 Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.13 # *	1993 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.14 # *	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.19 # *	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.20 *	Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant's Form 10-K for the year ended December 31, 1996).

10.23 # *	2000 Equity Incentive Plan (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.24 *	Loan and Security Agreement dated May 14, 1999 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.25 *	First Loan Modification Agreement dated March 8, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000)

10.26 *	Second Loan Modification Agreement dated September 15, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.27	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000. Pursuant to Item 601 (b) of Regulation S-K, the schedules and exhibitsreferred to in the Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

*  Previously filed with the registration statement or report indicated.
#  Management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: May 11, 2001	By: /S/ Robert P. Schechter
Robert P. Schechter President and Chief Executive Officer And Chairman of the Board of Directors

Dated: May 11, 2001	By: /S/ Robert E. Hult
Robert E. Hult Vice President of Finance and Operations, Chief Financial Officer and Treasurer

NMS Communications Corporation
Exhibit Index

No. 10.27	Lease Agreement between the Registrant and NationalDevelopment of New England, LLC dated April 1, 2000.