Form 10-Q
period 2001-06-30
NMS COMMUNICATIONS CORP
filed 2001-08-10
CIK 915866

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,717,724 shares of Common Stock, $.01 par value, outstanding at July 31, 2001.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In $000's)

	June 30, 2001	December 31, 2000

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$34,736	$280,152
Marketable securities	241,094	29,002
Accounts receivable, net of allowance for doubtful
accounts of $847 and $1,260, respectively	9,264	18,840
Inventories	10,706	7,781
Prepaid expenses and other current assets	7,394	7,467

Total current assets	303,194	343,242

Property and equipment, net of accumulated amortization
of $21,274 and $18,859, respectively	22,099	19,768
Other long-term assets	8,261	16,340
Intangible assets, net of accumulated amortization
of $33,612 and $18,111, respectively	58,747	119,428

Total assets	$392,301	$498,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$5,048	$6,576
Accrued expenses and other liabilities	17,444	25,218

Total current liabilities	22,492	31,794

Long-term obligations, less current portion	175,000	175,000

Stockholders' equity	194,809	291,984

Total liabilities and stockholders' equity	$392,301	$498,778

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In $000s except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Revenues	$16,764	$32,125	$43,381	$59,847

Cost of revenues	9,379	11,991	20,833	22,580

Gross profit	7,385	20,134	22,548	37,267

Operating expenses:
Selling, general and administrative	25,772	11,806	47,333	22,817
Research and development	10,007	6,940	18,686	13,924
Restructuring and other special charges	3,037	-	3,037	-
Impairment charge	55,347	-	55,347	-

Total operating expenses	94,163	18,746	124,403	36,741

Operating income (loss)	(86,778)	1,388	(101,855)	526

Other income (expense), net	2,639	3,989	(3,563)	5,965

Income (loss) before income taxes	(84,139)	5,377	(105,418)	6,491

Income tax expense	250	376	475	454

Net income (loss)	$(84,389)	$5,001	$(105,893)	$6,037

Basic net income (loss) per common share	$(2.31)	$0.15	$(2.90)	$0.20

Weighted average basic shares outstanding	36,572,778	33,034,544	36,497,300	30,454,144

Diluted net income (loss) per common share	$(2.31)	$0.14	$(2.90)	$0.19

Weighted average diluted shares outstanding	36,572,778	34,911,324	36,497,300	32,289,728

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flow
(In $000s)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flow from operating activities:
Net income (loss)	$(105,893)	$6,037
Adjustments to reconcile net income (loss) to
cash (used in) provided by operating activities:
Depreciation and amortization	29,140	3,866
Gain on sale of marketable securities	-	(915)
Loss on impairment of IML goodwill	55,347	-
Loss on write-down of investment	6,062
Restructuring and other special charges	1,166	-
Foreign exchange translation loss on intercompany debt	297	-
Changes in assets and liabilities:
Accounts receivable	9,250	(4,169)
Inventories	(3,487)	(1,850)
Prepaid expenses and other assets	66	(1,398)
Accounts payable	(1,737)	(717)
Accrued expenses and other liabilities	(7,362)	1,376

Net cash (used in) provided by operating activities	(17,151)	2,230

Cash flow from investing activities:
Additions to property and equipment	(7,265)	(4,623)
Purchases of marketable securities	(240,536)	(113,705)
Proceeds from the sale of marketable securities	29,085	22,793
Proceeds from the sale of investment	-	3,915
Cash paid for Mobilee, net	(12,218)	-
Receipt on note receivable	1,500	-
Other	(3)	166

Net cash used in investing activities	(229,437)	(91,454)

Cash flow from financing activities:
Receipts on stockholders notes receivable	96	4
Payments of refundable advances	-	(102)
Payments of notes payable	(325)	(2,477)
Proceeds from follow-on offering, net of issuance costs of $9,642	-	174,931
Proceeds from issuance of common stock	1,314	4,006

Net cash provided by financing activities	1,085	176,362

Effect of exchange rate changes on cash	87	186
Net increase (decrease) in cash and cash equivalents	(245,416)	87,324
Cash and cash equivalents, beginning of period	280,152	16,617

Cash and cash equivalents, end of period	$34,736	$103,941

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements NMS Communications Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

A.         BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2001 and the condensed consolidated statements of operations and cash flows for the three month and six month periods ending June 30, 2001 and 2000 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  The operating results for the six month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

B.         STOCKHOLDERS' EQUITY: (in 000s)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Deferred Compensation	Notes receivable from common stockholders	Treasury stock	Total stockholder's equity	Comprehensive loss

	Shares	Amount

Balance at December 31, 2000	36,401	$364	$375,663	$(49,631)	$(1,065)	(31,028)	$(96)	$(2,223)	$291,984	$

Exercise of common
stock options	91	1	353						354

Stock issuance under
employee stock purchase plan	147	1	360					599	960

Deferred compensation			300			(1,300)			(1,000)

Amortization of deferred
compensation						8,792			8,792

Debt repayment by common
Stockholders							96		96

Foreign currency translation
adjustment					(1,385)				(1,385)	(1,385)

Change in market value of securities
available for sale					901				901	901

Net loss				(105,893)					(105,893)	(105,893)

Balance at June 30, 2001	36,639	$366	$376,676	$(155,524)	$(1,549)	$(23,536)	$-	$(1,624)	$194,809	$(106,377)

C.         EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earnings per share (EPS) computations for net income (loss) (amounts in thousands, except per share amounts):

	Three months ended June 30,

	2001			2000

	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS
Income (loss) available to all shareholders	$(84,389)	36,573	$(2.31)	$5,001	33,035	$0.15
Effect of dilutive stock options	-	-	-	-	1,876	(0.01)

Diluted EPS	$(84,389)	36,573	$(2.31)	$5,001	34,911	$0.14

	Six months ended June 30,

	2001			2000

	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS
Income (loss) available to all shareholders	$(105,893)	36,497	$(2.90)	$6,037	30,454	$0.20
Effect of dilutive stock options	-	-	-	-	1,836	(0.01)

Diluted EPS	$(105,893)	36,497	$(2.90)	$6,037	32,290	$0.19

The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive at the three months ended June 30, 2001 and 2000 were 8,656,938 and 124,000, respectively.  The number of options that were antidilutive at the six months ended June 30, 2001 and 2000 were 8,656,938 and 1,793,000, respectively.

D.                  INVESTMENTS

Equity investments, in which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting.  These investments are included in the condensed consolidated balance sheet classification “other long-term assets.”  The Company periodically evaluates the carrying value of its investments for other than temporary impairment.  During the first and second quarters of 2001, the Company recorded a charge of approximately $5.1 million and $955,000, respectively, to reflect the other than temporary decline in fair value of one of these equity investments.  The investee company for which the charge was recorded has experienced a significant decline in operating and financial results during the past two quarters, in comparison to the results forecasted at the time this investment was made.  The Company determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.  This charge is included in the condensed consolidated statement of operations classification “other income (expense), net.”  It is reasonably possible that the Company may incur additional charges for this or other investments in future reporting periods.

E.          IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  If an impairment is indicated, the asset is written down to its estimated fair value.  During the second quarter of 2001, the Company wrote down approximately $55.3 million of impaired long-lived assets related to the goodwill associated with the IML acquisition.  Based on the declining historical and forecasted operating results of IML as they relate to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML’s goodwill to the Company has decreased.  Based on the Company’s expectation of future undiscounted net cash flows, these assets have been written-down to their net realizable value.  It is reasonably possible that the Company may incur additional impairment charges for long-lived assets, including goodwill, in future reporting periods.

F.          RESTRUCTURING AND OTHER SPECIAL CHARGES

During the second quarter of 2001, the Company recorded restructuring and other special charges of approximately $3.6 million.  These charges consist of approximately $2.2 million for the closing of the IP Services Management operation in Tustin, California, approximately $1.3 million related to a long-term lease on a facility located in Schaumburg, Illinois and approximately $115,000 for a workforce reduction at the Company’s facility in Saint-Hubert, Quebec, Canada.  Of this total charge of $3.6 million, approximately $516,000 related to the write-down of IP Services Management inventory is included in the statement of operations classification, “Cost of revenues.”

On June 25, 2001, the Company announced a plan to close its IP Services Management operation, which resulted in the Company recording restructuring and other special charges of $2.2 million.  As part of this plan, all 30 employees of the IP Services Management operation are being terminated.  The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write-downs, approximately $516,000 of inventory write-downs, approximately $248,000 of lease termination costs and $139,000 of other administrative closing costs.  At June 30, 2001, the remaining accrued balance for this charge was approximately $2.1 million, with all payments made to date relating to severance costs.

The Company leases a facility in Schaumburg, Illinois that is not currently being occupied by the Company and will not be occupied by the Company in the future.  This facility was sub-leased by the Company to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008.  In April 2001, the Company was notified that the tenant had filed for bankruptcy protection and the Company would be required to resume primary responsibility for the lease payments on this facility.  The Company is currently working with a real estate agent to find another sub-lease tenant for this facility.  The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $1.3 million, and this amount is included as restructuring and other special charges in the second quarter of 2001.  At June 30, 2001, the remaining accrued balance for this charge was approximately $1.2 million.

On June 15, 2001, the Company notified six employees at the Company’s facility in Canada that their positions would be eliminated.  These terminations were primarily the result of redundant job functions.  Severance costs related to these terminations of approximately $115,000 have been recorded as restructuring and other special charges in the second quarter of 2001.  At June 30, 2001, the remaining accrued balance for this charge was approximately $115,000.

G.         ACQUISITION

Effective April 10, 2001, the Company acquired Mobilee, Inc. (“Mobilee”), a privately-held Massachusetts company for a total cost of $13.3 million, including transaction costs of approximately $150,000.  In connection with the acquisition, the Company paid net aggregate cash consideration of $11.2 million to the founders and shareholders of Mobilee.  An additional $1.0 million was placed in escrow and will be released to the founders of Mobilee on April 10, 2002, less any potential losses incurred by the Company that are allowed to be off-set against the escrow per the escrow agreement.  This amount is being amortized as compensation expense ratably over the one-year escrow period.  The Company also reserved stock valued at approximately $300,000 to be issued to a certain founder of Mobilee in equal quarterly installments beginning July 31, 2000, provided that this individual is still employed by the Company at the time each respective stock issuance is to be made.  This amount is being amortized as compensation expense ratably over the one-year stock issuance period.

The acquisition has been accounted for as a purchase business combination.  Accordingly, the results of operations of Mobilee have been included with those of the Company for periods subsequent to the date of the acquisition.  The following table presents the currently estimated allocation of the purchase price (in thousands):

	Amount	Estimated Life

Acquired technology	$1,200	4
Workforce	130	4
Deferred compensation	1,300	1
Net fair value of tangible assets acquired and liabilities assumed	673	—
Goodwill	9,948	4

Total purchase price allocation	$13,251

The Company assigned values of $1.2 million and $130,000 to existing core technology and acquired workforce, respectively, based upon an independent appraisal.  The amounts allocated to acquired technology, workforce and goodwill are being amortized over a four-year period.  The amortization of acquired technology is included in the statement of operations classification, “Cost of revenues,” and the amortization of workforce and goodwill is included in the statement of operations classification, “Selling, general and administrative expense.”

Pro forma data summarizing the combined results of the Company and Mobilee have been omitted as the results of operations of Mobilee are immaterial for all prior periods.

H.         INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of June 30, 2001 and December 31, 2000 were comprised of the following:

	June 30,	December 31,
(In $000's)	2001	2000

Raw materials	$5,846	$3,489
Work in process	637	713
Finished goods	4,223	3,579

	$10,706	$7,781

I.           SEGMENT INFORMATION

The following table presents the Company’s revenues and operating income (loss) by geographic segment:

	Three Months ended		Six Months ended
(In $000's)	June 30,		June 30,
	2001	2000	2001	2000

Revenues
North America	$9,683	$21,464	$27,750	$41,846
Europe	3,267	4,980	7,814	8,749
Other	3,814	5,681	7,817	9,252

Total revenues	$16,764	$32,125	$43,381	$59,847

Operating Income (Loss)
North America	$(87,013)	$(1,475)	$(104,085)	$(3,112)
Europe	(1,167)	392	(1,223)	(50)
Other	1,402	2,471	3,453	3,688

Total operating income (loss)	$(86,778)	$1,388	$(101,855)	$526

J.          COMPREHENSIVE INCOME (LOSS)

The following table represents the Company’s comprehensive income (loss) for the stated periods.

	Three Months ended		Six Months ended
(In $000's)	June 30,		June 30,
	2001	2000	2001	2000

Net income (loss)	$(84,389)	$5,001	$(105,893)	$6,037
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(64)	(60)	(1,385)	(79)
Change in market value of available for sale securities	227	-	901	(93)

Comprehensive income (loss)	$(84,226)	$4,941	$(106,377)	$5,865

K.         FOREIGN CURRENCY TRANSLATION

In the first and second quarters of 2001, as a result of remeasuring the U.S. dollar denominated debt on the books of a Canadian subsidiary, the Company incurred a foreign exchange loss of approximately $2.9 million and a gain of approximately $2.6 million, respectively.  These amounts are included in the condensed consolidated statement of operations classification “other income (expense), net.”  Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

L.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“FAS No. 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“FAS No. 142”), “Goodwill and Other Intangible Assets.”  FAS No. 141 is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.  FAS No. 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually and the amortization period of intangible assets with finite lives will no longer be limited to forty years.  Both FAS No. 141 and FAS No. 142 will be adopted by the Company on January 1, 2002.  The Company is currently evaluating the impact of the adoption of FAS No. 141 and FAS No. 142 to its consolidated financial statements.

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

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. As of June 30, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and that these expenses will increase in the future.

We believe that our revenues and results of operations have not been significantly impacted by inflation during the past three fiscal years.

Results of Operations

Revenues
Revenues of $16.8 million for the three months ended June 30, 2001 ("2001"), decreased 47.8% percent from $32.1 million for the three months ended June 30, 2000 ("2000").  Revenues of $43.4 million for the six months ended June 30, 2001 decreased 27.5% from $59.8 million for the six months ended June 30, 2000.  The decrease from 2000 to 2001 was attributable to the broad-based North American economic slowdown affecting most technology sectors and communications in particular.  As a result, the levels of revenue we will be able to achieve in the future will depend to a great extent upon how long this slowdown will continue.

Revenues from customers located outside of North America of $7.1 million for the three months ended June 30, 2001 decreased 33.6% from $10.7 million for the three months ended June 30, 2000 and represented 42.2% and 33.2% of revenues for 2001 and 2000, respectively.  Revenues from customers located outside of North America of $15.6 million for the six months ended June 30, 2001 decreased 13.2% from $18.0 million for the six months ended June 30, 2000 and represented 36.0% and 30.1% of revenues for 2001 and 2000, respectively.  The decrease was due to the broad-based economic slowdown affecting most technology sectors reaching beyond North America.

Gross Profit
Gross profit for the three months ended June 30, 2001 of $7.4 million decreased 63.3% from $20.1 million for the three months ended June 30, 2000, and represented 44.1% and 62.7% of revenues for 2001 and 2000, respectively.  Gross profit for the six months ended June 30, 2001 of $22.5 million decreased 39.5% from $37.3 million for the six months ended June 30, 2000 and represented 52.0% and 62.3% of revenues for 2001 and 2000, respectively.  The decrease is primarily due to increased spending intended to create efficiencies in our manufacturing operation.  Additionally, in 2001 there is amortization of completed technology related to the IML and Mobilee acquisitions included in cost of revenues as well as a restructuring and other special charge related to the write-down of IP Services Management inventory.  The completed technology amortization costs were approximately $433,000 for the quarter ended June 30, 2001 and approximately $799,000 for the six months ended June 30, 2001.  The restructuring and other special charge was approximately $516,000 for the three and six months ended June 30, 2001.  Excluding these costs from cost of revenues would yield a gross profit percentage of 49.7% and 55.0% for the quarter and six months ended June 30, 2001, respectively.

Selling, General and Administrative
Selling, general and administrative expenses of $25.8 million for the three months ended June 30, 2001 increased 118.3% from $11.8 million for the three months ended June 30, 2000, and represented 153.7% and 36.8% of total revenues for the three months ended June 30, 2001 and 2000, respectively.  The increase in expense was due to $6.7 million of amortization of goodwill and other intangibles recorded as part of the IML and Mobilee acquisitions and $4.5 million of non-cash compensation expense recorded as part of the IML and Mobilee acquisitions.  Selling, general and administrative expenses of $47.3 million for the six months ended June 30, 2001 increased 107.4% from $22.8 million for the six months ended June 30, 2000 and represented 109.1% and 38.1% of revenues, respectively.  The increase in expense was due to $13.0 million of amortization of goodwill and other intangibles recorded as part of the IML and Mobilee acquisitions and $8.8 million of non-cash compensation expense recorded as part of the IML and Mobilee acquisitions.  These increases were offset by the reversal of a $4.6 million accrual related to additional compensation that will not be paid to the employees of IML.  This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation.  During the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed.  The remaining increase for the quarter and six months ended June 30, 2001 are the result of a 42.9% increase in headcount from June 30, 2000 to June 30, 2001.  We expect that our selling, general and administrative expenditures will vary as a percentage of product revenues in future periods.

Research and Development
Research and development expenditures of $10.0 million for the three months ended June 30, 2001 increased 44.2% from $6.9 million for the three months ended June 30, 2000, and were 59.7% and 21.6% of total revenues for 2001 and 2000, respectively.  Research and development expenditures of $18.7 million for the six months ended June 30, 2001 increased 34.2% from $13.9 million for the six months ended June 30, 2000 and represented 43.1% and 23.3% of revenues, respectively.  The increases were due to a 76.9% increase in personnel from June 30, 2000 to June 30, 2001 and development project related costs associated with the CG6000, PowerBlade, PowerAccess, HearSay and PacketMedia product lines.  We expect that our research and development expenditures will continue to increase, but may vary as a percentage of product revenues in future periods.

Restructuring and Other Special Charges
During the second quarter of 2001, we recorded restructuring and other special charges of approximately $3.6 million.  These charges consist of approximately $2.2 million for the closing of the IP Services Management operation in Tustin, California, approximately $1.3 million related to a long-term lease on a facility located in Schaumburg, Illinois and approximately $115,000 for a workforce reduction at our facility in Saint-Hubert, Quebec, Canada.  Of this total charge of $3.6 million, approximately $516,000 related to the write-down of IP Services Management inventory is included in the statement of operations classification, “Cost of revenues.”

On June 25, 2001, we announced a plan to close our IP Services Management operation, which resulted in restructuring and other special charges of $2.2 million.  As part of this plan, all 30 employees of the IP Services Management operation are being terminated.  The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write-downs, approximately $516,000 of inventory write-downs, approximately $248,000 of lease termination costs and $139,000 of other administrative closing costs.  At June 30, 2001, the remaining accrued balance for this charge was approximately $2.1 million, with all payments made to date relating to severance costs.

We lease a facility in Schaumburg, Illinois that is not currently being occupied and will not occupy in the future.  We sub-leased this to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008.  In April 2001, we were notified that the tenant had filed for bankruptcy protection and we would be required to resume primary responsibility for the lease payments on this facility.  We are currently working with a real estate agent to find another sub-lease tenant for this facility.  We have estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $1.3 million, and this amount is included as restructuring and other special charges in the second quarter of 2001.  At June 30, 2001, the remaining accrued balance for this charge was approximately $1.2 million.

On June 15, 2001, we notified six employees at our facility in Canada that their positions would be eliminated.  These terminations were primarily the result of redundant job functions.  Severance costs related to these terminations of approximately $115,000 have been recorded as restructuring and other special charges in the second quarter of 2001.  At June 30, 2001, the remaining accrued balance for this charge was approximately $115,000.

Impairment Charge
We review long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  If an impairment is indicated, the asset is written down to its estimated fair value.  During the second quarter of 2001, we wrote down approximately $55.3 million of impaired long-lived assets related to the goodwill associated with the IML acquisition.  Based on the declining historical and forecasted operating results of IML as they relate to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML’s goodwill to us has decreased.  Based on our expectation of future undiscounted net cash flows, these assets have been written-down to their net realizable value.  It is reasonably possible that we may incur additional impairment charges for long-lived assets, including goodwill, in future reporting periods.

Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2001 and 2000 was $2.6 million and $4.0 million, respectively.  The decrease is due to a $955,000 write-down to fair market value of a minority investment during the quarter, as well as the decrease in interest income resulting from the decrease in our cash, cash equivalents and marketable securities balance and the increase in interest expense related to our long-term debt.  These changes were offset by a $2.6 million foreign currency translation gain generated on the intercompany debt related to the IML transaction.

Other income (expense) for the six months ended June 30, 2001 and 2000 was ($3.6) million and $6.0 million, respectively.  In 2000, there was a $1.9 million gain on the sale of minority investments and that gain was only $174,000 in 2001.  The remaining decrease was primarily due to the $6.1 million write-down to fair market value of a minority investment in 2001, a decrease in interest income and an increase in interest expense.

The investee company for which the write-downs were recorded in both the first and second quarter of 2001 has experienced a significant decline in operating and financial results during the past two quarters, in comparison to the results forecasted at the time this investment was made by us.  We determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.  It is reasonably possible that we may incur additional charges for this or other investments in future reporting periods.

Income Tax Expense
Income tax expense for the three months ended June 30, 2001 and 2000 was $250,000 and $376,000, respectively.  Income tax expense for the six months ended June 30 was $475,000 and $454,000, respectively.  Income tax expense is primarily due to state and foreign taxes.  For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $33.8 million at December 31, 2000 which may be subject to limitation pursuant to Internal Revenue Code Section 382.  These carryforwards will begin to expire in 2019.  We also have a foreign net operating loss carryforward of approximately $6.0 million at December 31, 2000.  We have $3.5 million of tax credits which is composed of federal and state research and development credits.  These credits expire beginning in 2004.  Under applicable accounting standards, we believe that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation allowance has been established.

Liquidity and Capital Resources
Cash provided by (used in) operations for the six months ended June 30, 2001 and 2000 was ($17.2) million and $2.2 million, respectively.  The net loss for the six months ended June 30, 2001 included depreciation and amortization expense related to fixed assets, intangible assets and deferred compensation of $29.1 million, a loss from the write-down of an equity investment of $6.1 million and an impairment charges related to the write-down of IML goodwill of $55.3 million.  The increase in depreciation and amortization in 2001 over 2000 is primarily due to the amortization of the IML goodwill and other intangibles.  Net income for the six months ended June 30, 2000 included depreciation and amortization expense of $3.9 million.

Cash used in investing activities for the six months ended June 30, 2001 and 2000 was $229.4 million and $91.5 million, respectively.  Cash was used in 2001 and 2000 for purchases of property and equipment of $7.3 million and $4.6 million respectively.  Included in purchases in 2001 is $1.3 million for the purchase of two buildings which we were leasing for our Canadian operations.  In 2001, we purchased additional marketable securities totaling $240.5 million and sold marketable securities for proceeds of $29.1 million.  We also paid $12.2 million of net cash for the acquisition of Mobilee during the second quarter of 2001.  In 2000, we purchased additional marketable securities totaling $113.7 million and sold marketable securities for proceeds of $22.8 million.

Cash provided by financing activities in 2001 and 2000 was $1.1 million and $176.4 million, respectively.  In 2001, $1.3 million was provided by the issuance of common stock upon the exercise of common stock options and the employee stock purchase plan, while $325,000 was used to repay debt that was on the books of IML prior to our acquisition of IML.  In 2000, cash was provided by issuance of stock pursuant to a follow-on offering of $174.9 million. An additional $4.0 million was raised from issuance of common stock upon the exercise of common stock options and the employee stock purchase plan.  Cash was used in the amount of $2.5 million, for the same period, to repay debt incurred in connection with the acquisition of QWES.com.

Current assets at June 30, 2001, were $303.2 million, 11.7% less than current assets of $343.2 million at December 31, 2000.  The decrease is primarily due to the reduction in cash, cash equivalents and marketable securities due to $12.2 million of net cash paid for the Mobilee acquisition and $17.2 million of cash used in operations.  The remainder of the decrease is primarily related to the decrease in the accounts receivable balance which is the result of fewer sales in the second quarter of 2001 as compared to the fourth quarter of 2000.  Current liabilities at June 30, 2001 were $22.5 million, 29.3% less than current liabilities of $31.8 million at December 31, 2000.  The decrease is primarily due to the adjustment of an estimate of a $4.6 million accrual related to additional compensation that will not be paid to the employees of IML and the payment during the quarter of various liabilities that had been accrued at December 31, 2000.

We established a $7.5 million bank line of credit for working capital purposes effective in May 1999 and amended on September 15, 2000.  Borrowings under our line of credit bear interest at the bank’s floating rate of prime plus one percent.  This interest rate will be reduced to the bank’s floating rate of prime upon completion of a common stock offering by us.  We are subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios.  This credit agreement as amended was subject to renewal on June 13, 2001.  We are currently negotiating the renewal of this line of credit.

Effective April 10, 2001, we acquired Mobilee, Inc. (“Mobilee”), a privately-held Massachusetts company for a total cost of $13.3 million, including transaction costs of approximately $150,000.  In connection with the acquisition, we paid net aggregate cash consideration of $11.2 million to the founders and shareholders of Mobilee.  An additional $1.0 million was placed in escrow and will be released to the founders of Mobilee on April 10, 2002, less any potential losses we incur that are allowed to be off-set against the escrow per the escrow agreement.  This amount is being amortized as compensation expense ratably over the one-year escrow period.  We also reserved stock valued at approximately $300,000 to be issued to a certain founder of Mobilee in equal quarterly installments beginning July 31, 2000, provided that this individual is still employed by us at the time each respective stock issuance is to be made.  This amount is being amortized as compensation expense ratably over the one-year stock issuance period.  We have accounted for the acquisition as a purchase.

Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“FAS No. 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“FAS No. 142”), “Goodwill and Other Intangible Assets.”  FAS No. 141 is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.  FAS No. 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually and the amortization period of intangible assets with finite lives will no longer be limited to forty years.  We will adopt both FAS No. 141 and FAS No. 142 on January 1, 2002.  We are currently evaluating the impact of the adoption of FAS No. 141 and FAS No. 142 to our consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business.  We have no material legal proceedings currently pending, except as described below:

We are the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia.  This action has been transferred by court order to the U.S. District Court for the District of Massachusetts.  The plaintiff alleges that one or more of our products infringe upon a United States patent owned by it and seeks injunctive relief and damages in an unspecified amount.  The patent relates to a specific routing protocol.  The action is in the discovery phase.  We have reviewed the allegations with our patent counsel and believe that none of our products infringe upon the patent.  We are defending the claim vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 4, 2001, the Company held its Annual Meeting of Stockholders.  The matters considered at the meeting consisted of the following:

1.          Election of W. Frank King, Ph.D. and Pamela D. A. Reeve as directors for three year terms.  The results of the voting was as follows:

		Withhold
	For	Authority

W. Frank King, Ph.D.	30,504,229	194,451
Pamela D. A. Reeve	30,554,359	144,231

2.          Approval of an amendment to the Company’s Certificate of Incorporation to change the Company’s name to “NMS Communications Corporation.”

		Withhold
For	Against	Authority

30,317,878	256,277	124,545

3.          Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent certified public accountants.

		Withhold
For	Against	Authority

29,953,169	722,392	23,119

Item 6.  Exhibits and Reports on Form 8-K.

A. Exhibits
No.	Title

2.6 *	Merger Agreement dated as of May 18, 2000 by and among the Registrant, NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (filed with the Registrant's Form 8-K dated July 20, 2000).

3.1 *	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-K for the year ended December 31, 1995).

3.2 *	By-laws of Registrant, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596).)

3.3 *	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-Q for the quarter ended June 30, 2000).

3.4 *	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 8-K dated May 4,)

4.1 *	Specimen Certificate for the Common Stock (filed with the Registrant's registration statement on Form S-1 (#33-72596)).

4.2 *	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).

4.3 *	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000)
.
4.4 *	Form of Global Note (filed with the Registrant's Form 8-K dated October 12, 2000)).

10.11 # *	1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596).)

10.12 # *	1993 Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.13 # *	1993 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.14 # *	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.19 # *	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.20 *	Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant's Form 10-K for the year ended December 31, 1996).

10.23 # *	2000 Equity Incentive Plan (filed with the Registrant's registration statement on Form S-8 (333-40940).)

10.24 *	Loan and Security Agreement dated May 14, 1999 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.25 *	First Loan Modification Agreement dated March 8, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.26 *	Second Loan Modification Agreement dated September 15, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.27 *	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000. Pursuant to Item 601 (b) of Regulation S-K, the schedules and exhibits referred to in the Agreement are omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request (filed with the Registrant's Form 10-Q for the quarter ended March 31, 2001).

*  Previously filed with the registration statement or report indicated.
#  Management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K

A Current Report on Form 8-K was filed by the registrant on May 4, 2001 to report that on the same day, at the Natural MicroSystems Corporation Annual Shareholders Meeting, the shareholders of Natural MicroSystems Corporation voted to change the name of the company to “NMS Communications Corporation.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: August 10, 2001	By:	/S/ Robert P. Schechter

Robert P. Schechter
President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: August 10, 2001	By:	/S/ Robert E. Hult

Robert E. Hult
Vice President of Finance and Operations, Chief Financial Officer and Treasurer