Form 10-Q
period 2001-09-30
NMS COMMUNICATIONS CORP
filed 2001-11-14
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2001

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

YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,835,803 shares of Common Stock, $.01 par value, outstanding at October 31, 2001.

The Index to Exhibits appears on page: 23	Total Number of Pages with Exhibits: 855

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

 (In $000s)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,820	$280,152
Marketable securities	188,016	29,002
Accounts receivable, net of allowance for doubtful accounts of $1,464 and $1,260, respectively	6,994	18,840
Inventories	7,594	7,781
Prepaid expenses and other current assets	7,832	7,467
Total current assets	276,256	343,242
Property and equipment, net of accumulated amortization of $23,377 and $18,859, respectively	22,985	19,768
Goodwill and other intangible assets, net of accumulated amortization of $30,784 and $18,111, respectively	54,097	119,428
Other long-term assets	6,687	16,340
Total assets	$360,025	$498,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,181	$6,576
Accrued expenses and other liabilities	20,490	25,218
Total current liabilities	25,671	31,794
Long-term obligations, less current portion	152,285	175,000
Stockholders’ equity	182,069	291,984
Total liabilities and stockholders’ equity	$360,025	$498,778

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

Condensed Consolidated Statements of Operations

(In $000s except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues	$16,034	$40,536	$59,415	$100,384
Cost of revenues	8,942	17,450	29,775	40,030
Gross profit	7,092	23,086	29,640	60,354
Operating expenses:
Selling, general and administrative	22,410	28,840	69,743	51,657
Research and development	9,186	8,434	27,872	22,357
Restructuring and other special charges	-	-	3,037	-
Impairment charges	250	-	55,597	-
In-process research and development	-	3,300	-	3,300
Total operating expenses	31,846	40,574	156,249	77,314
Operating loss	(24,754)	(17,488)	(126,609)	(16,960)
Other income (expense), net	(3,309)	2,571	(6,872)	8,535
Loss before income taxes	(28,063)	(14,917)	(133,481)	(8,425)
Income tax (benefit) expense	(3,652)	312	(3,177)	766
Net loss before extraordinary item	(24,411)	(15,229)	(130,304)	(9,191)
Gain on extinguishment of debt, net of tax expense of $3,777	5,666	-	5,666	-
Net loss	$(18,745)	$(15,229)	$(124,638)	$(9,191)
Basic loss before extraordinary item per common share	$(0.67)	$(0.42)	$(3.57)	$(0.30)
Extraordinary gain on extinguishment of debt	0.16	-	0.16	-
Basic net loss per common share	$(0.51)	$(0.42)	$(3.41)	$(0.30)
Weighted average basic shares outstanding	36,665,879	36,219,233	36,546,530	30,320,127
Diluted loss before extraordinary item per common share	$(0.67)	$(0.42)	$(3.57)	$(0.30)
Extraordinary gain on extinguishment of debt	0.16	-	0.16	-
Diluted net loss per common share	$(0.51)	$(0.42)	$(3.41)	$(0.30)
Weighted average diluted shares outstanding	36,665,879	36,219,233	36,546,530	30,320,127

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flow

(In $000s)

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flow from operating activities:
Net loss	$(124,638)	$(9,191)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	26,856	12,890
Non-cash compensation paid or accrued	13,361	7,510
Gain on sale of marketable securities	-	(68)
Extraordinary gain on extinguishment of debt	(9,443)	-
Gain on sale of investment	-	(2,062)
In-process research and development	-	3,300
Loss on impairment of goodwill and other intangibles	55,985	-
Loss on write-down of investment	6,730	-
Restructuring and other special charges	3,553	-
Foreign exchange translation loss on intercompany debt	3,253	-
Changes in assets and liabilities:
Accounts receivable	11,765	(6,569)
Inventories	(365)	872
Prepaid expenses and other assets	(538)	(1,414)
Accounts payable	(2,765)	(914)
Accrued expenses and other liabilities	(6,474)	2,475
Net cash (used in) provided by operating activities	(22,720)	6,829
Cash flow from investing activities:
Additions to property and equipment	(10,505)	(7,513)
Purchases of marketable securities	(252,536)	(146,361)
Proceeds from the sale of marketable securities	94,021	83,777
Proceeds from the sale of investment	-	5,562
Acquisition of cost investment	-	(7,511)
Cash paid for Mobilee, net	(12,218)	-
Cash paid for IML, net	-	(65,836)
Proceeds from note receivable	1,500	-
Other	(3)	230
Net cash used in investing activities	(179,741)	(137,652)
Cash flow from financing activities:
Proceeds from stockholders notes receivable	96	3
Repayment of long-term debt	(13,496)	-
Payments of refundable advances	-	(29)
Payments of notes payable	-	(2,511)
Repurchase of common stock	-	(623)
Issuance of common stock from treasury	-	68
Proceeds from follow-on offering, net of issuance costs of $9,642	-	174,933
Proceeds from issuance of common stock	1,378	6,450
Net cash (used in) provided by financing activities	(12,022)	178,291
Effect of exchange rate changes on cash	151	(91)
Net increase (decrease) in cash and cash equivalents	(214,332)	47,377
Cash and cash equivalents, beginning of period	280,152	16,617
Cash and cash equivalents, end of period	$65,820	$63,994

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2001 and the condensed consolidated statements of operations and cash flows for the three month and nine month periods ending September 30, 2001 and 2000 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  The operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

B.    STOCKHOLDERS’ EQUITY: (in 000s)

	Common Stock

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Deferred compensation	Notes receivable from common stockholders	Treasury stock	Total Stockholder’s equity	Comprehensive loss
Balance at December 31, 2000	36,401	$364	$375,663	$(49,631)	$(1,065)	$(31,028)	$(96)	$(2,223)	$291,984
Exercise of common stock options	130	1	416						417
Stock issuance under employee stock purchase plan	148	2	360					599	961
Stock issued under Mobilee merger agreement	9
Deferred compensation			300			(1,300)			(1,000)
Amortization of deferred compensation						13,361			13,361
Debt repayment by common stockholders							96		96
Foreign currency translation adjustment					62				62	62
Change in market value of securities available for sale					826				826	826
Net loss				(124,638)					(124,638)	(124,638)
Balance at September 30, 2001	36,688	$367	$376,739	$(174,269)	$(177)	$(18,967)	$-	$(1,624)	$182,069	$(123,750)

C.    EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earnings per share (EPS) computations for net loss (amounts in thousands, except per share amounts):

	Three months ended				Nine months ended
	September 30,				September 30,
	2001		2000		2001		2000
		Per Share		Per Share		Per Share		Per Share
	Loss	Amount	Loss	Amount	Loss	Amount	Loss	Amount
Basic and Diluted EPS
Loss before extraordinary item	$(24,411)	$(0.67)	$(15,229)	$(0.42)	$(130,304)	$(3.57)	$(9,191)	$(0.30)
Extraordinary gain on extinguishment of debt	5,666	0.16	-	-	5,666	0.16	-	-
Net loss	$(18,745)	$(0.51)	$(15,229)	$(0.42)	$(124,638)	$(3.41)	$(9,191)	$(0.30)
Weighted average basic and diluted shares outstanding		36,666		36,219		36,547		30,320

The effect of dilutive stock options excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive at the three months and nine months ended September 30, 2001 and 2000 were 8,420,826 and 7,300,060, respectively.

D.    INVESTMENTS

Equity investments, in which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting.  These investments are included in the condensed consolidated balance sheet classification “other long-term assets.”  The Company periodically evaluates the carrying value of its investments for other than temporary impairment.  During the first, second and third quarters of 2001, the Company recorded charges of approximately $5.1 million, $955,000 and $668,000, respectively, to reflect the other than temporary decline in fair value of one of these equity investments.  The investee company for which the charge was recorded has experienced a significant decline in operating and financial results during the past three quarters, in comparison to the results forecasted at the time this investment was made.  The Company determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.  This charge is included in the condensed consolidated statement of operations classification “other income (expense), net.”  It is reasonably possible that the Company may incur additional charges for this or other investments in future reporting periods.

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

During the third quarter of 2001, the Company wrote down approximately $638,000 of impaired long-lived assets related to the goodwill and acquired technology associated with the ViaDSP acquisition.  Based on the uncertain future utilization of the acquired technology and the declining economic condition of the telecommunications industry as a whole, the estimated value of ViaDSP’s acquired technology and goodwill to the Company has decreased.  Based on the Company’s expectation of future undiscounted net cash flows, these assets have been written-down to their net realizable value.  The charge of approximately $250,000 related to the write-down of goodwill is included in the statement of operations classification “impairment charges” while the charge of approximately $388,000 related to acquired technology is included in the statement of operations classification “cost of revenues.”

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

On June 25, 2001, the Company announced a plan to close its IP Services Management operation, which resulted in the Company recording restructuring and other special charges of $2.2 million.  As part of this plan, all 30 employees of the IP Services Management operation were terminated.  The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write-downs, approximately $516,000 of inventory write-downs, approximately $248,000 of lease termination costs and $139,000 of other administrative closing costs.  At September 30, 2001, the remaining accrued balance for this charge was approximately $544,000.

The Company leases a facility in Schaumburg, Illinois that is not currently being occupied by the Company and will not be occupied by the Company in the future.  This facility was sub-leased by the Company to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008.  In April 2001, the Company was notified that the tenant had filed for bankruptcy protection and the Company would be required to resume primary responsibility for the lease payments on this facility.  The Company is currently working with a real estate agent to find another sub-lease tenant for this facility.  The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $1.3 million, and this amount is included as restructuring and other special charges in the second quarter of 2001.  At September 30, 2001, the remaining accrued balance for this charge was approximately $1.0 million.

On June 15, 2001, the Company notified six employees at the Company’s facility in Canada that their positions would be eliminated.  These terminations were primarily the result of redundant job functions.  Severance costs related to these terminations of approximately $115,000 have been recorded as restructuring and other special charges in the second quarter of 2001.  At September 30, 2001, the remaining accrued balance for this charge was approximately $66,000.

G.    ACQUISITION

Effective April 10, 2001, the Company acquired Mobilee, Inc. (“Mobilee”), a privately held Massachusetts company for a total cost of $13.3 million, including transaction costs of approximately $150,000.  In connection with the acquisition, the Company paid net aggregate cash consideration of $11.2 million to the founders and shareholders of Mobilee.  An additional $1.0 million was placed in escrow and will be released to the founders of Mobilee on April 10, 2002, less any potential losses incurred by the Company that are allowed to be off-set against the escrow per the escrow agreement.  This amount is being amortized as compensation expense ratably over the one-year escrow period.  The Company also reserved stock valued at approximately $300,000 to be issued to a certain founder of Mobilee in equal quarterly installments beginning July 31, 2001, provided that this individual is still employed by the Company at the time each respective stock issuance is to be made.  This amount is being amortized as compensation expense ratably over the one-year stock issuance period.

The acquisition has been accounted for as a purchase business combination.  Accordingly, the results of operations of Mobilee have been included with those of the Company for periods subsequent to the date of the acquisition.  The following table presents the allocation of the purchase price (in thousands):

		Estimated
	Amount	Life
Acquired technology	$1,200	4
Workforce	130	4
Deferred compensation	1,300	1
Net fair value of tangible assets acquired and liabilities assumed	673	--
Goodwill	9,948	4
Total purchase price allocation	$13,251

The Company assigned values of $1.2 million and $130,000 to existing core technology and acquired workforce, respectively.  The amounts allocated to acquired technology, workforce and goodwill are being amortized over a four-year period.  The amortization of acquired technology is included in the statement of operations classification, “Cost of revenues,” and the amortization of workforce and goodwill is included in the statement of operations classification, “Selling, general and administrative expense.”

Pro forma data summarizing the combined results of the Company and Mobilee have been omitted as the results of operations of Mobilee are immaterial for all prior periods.

H.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of September 30, 2001 and December 31, 2000 were comprised of the following:

	September 30,	December 31,
(In $000’s)	2001	2000
Raw materials	$3,471	$3,489
Work in process	751	713
Finished goods	3,372	3,579
	$7,594	$7,781

I.      SEGMENT INFORMATION

The following table presents the Company’s revenues and operating loss by geographic segment:

	Three Months ended		Nine Months ended
(In $000’s)	September 30,		September 30,
	2001	2000	2001	2000
Revenues
North America	$9,192	$29,871	$36,942	$71,717
Europe	3,001	5,159	10,815	13,909
Other	3,841	5,506	11,658	14,758
Total revenues	$16,034	$40,536	$59,415	$100,384

Operating Loss
North America	$(25,127)	$(20,328)	$(129,016)	$(23,439)
Europe	(1,148)	101	(2,567)	52
Other	1,521	2,739	4,974	6,427
Total operating loss	$(24,754)	$(17,488)	$(126,609)	$(16,960)

J.     COMPREHENSIVE LOSS

The following table represents the Company’s comprehensive loss for the stated periods.

	Three Months ended		Nine Months ended
(In $000’s)	September 30,		September 30,
	2001	2000	2001	2000
Net loss	$(18,745)	$(15,229)	$(124,638)	$(9,191)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	1,447	(1,892)	62	(1,971)
Change in market value of available for sale securities	(74)	-	826	(93)
Comprehensive loss	$(17,372)	$(17,121)	$(123,750)	$(11,255)

K.    LONG-TERM DEBT

In the third quarter of 2001, the Company paid $13.2 million to extinguish $22.7 million face value of convertible debt.  As a result of this transaction, the Company recorded a related extraordinary gain of $5.7 million, net of tax expense of $3.8 million.  It is reasonably possible that the Company will record further extraordinary gains or losses related to early debt extinguishments in future reporting periods.

L.    FOREIGN CURRENCY TRANSLATION

In the first, second and third quarters of 2001, as a result of remeasuring the U.S. dollar denominated debt on the books of a Canadian subsidiary, the Company incurred a foreign exchange loss of approximately $2.9 million, a gain of approximately $2.6 million and a loss of approximately $3.0 million, respectively.  These amounts are included in the condensed consolidated statement of operations classification “other income (expense), net.”  Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

M.   SUBSEQUENT EVENTS

On October 15, 2001, the Company announced it had signed a definitive agreement to acquire the voice enhancement and echo cancellation business of Lucent Technologies.  Upon closing of the acquisition, the Company will pay $60 million in cash for all of the assets of this business.

On October 15, 2001, the Company announced its plan to strategically reposition the Company.  This strategic repositioning will result in a future restructuring charge, to be recorded in the fourth quarter of 2001, primarily related to the direct and indirect costs associated with the severance of approximately 25% of the Company’s workforce.  The Company is still in the process of determining the specific items and amounts associated with this restructuring charge.

N.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of.  The Company is required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001 and does not believe it will have a significant impact on its consolidated financial statements.

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

We do not provide maintenance services or rights to upgrades or enhancements.  Services are not usually sold with products.  Services currently represent less than 10% of revenues and therefore are not presented separately.  Services sold separately include on-site support, telephone support, system hosting and training.  These services are recognized ratably over the contractual period or as provided based on the nature of the service.

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

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. As of September 30, 2001, all research and development costs are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost reduction objectives, and that these expenses will increase in the future.

We believe that our revenues and results of operations have not been significantly impacted by inflation during the past three fiscal years.

Results of Operations

Revenues

Revenues of $16.0 million for the three months ended September 30, 2001 ("2001"), decreased 60.4% percent from $40.5 million for the three months ended September 30, 2000 ("2000").  Revenues of $59.4 million for the nine months ended September 30, 2001 decreased 40.8% from $100.4 million for the nine months ended September 30, 2000.  The decrease from 2000 to 2001 was attributable to the broad-based, worldwide economic slowdown affecting most technology sectors and communications in particular.  As a result, the levels of revenue we will be able to achieve in the future will depend to a great extent upon how long this slowdown will continue.

Revenues from customers located outside of North America of $6.8 million for the three months ended September 30, 2001 decreased 35.8% from $10.7 million for the three months ended September 30, 2000 and represented 42.7% and 26.3% of revenues for 2001 and 2000, respectively.  Revenues from customers located outside of North America of $22.5 million for the nine months ended September 30, 2001 decreased 21.6% from $28.7 million for the nine months ended September 30, 2000 and represented 37.8% and 28.6% of revenues for 2001 and 2000, respectively.  The decrease was due to the broad-based economic slowdown affecting most technology sectors reaching beyond North America.

Gross Profit

Gross profit for the three months ended September 30, 2001 of $7.1 million decreased 69.3% from $23.1 million for the three months ended September 30, 2000, and represented 44.2% and 57.0% of revenues for 2001 and 2000, respectively.  The decrease is primarily due to increased spending intended to create efficiencies in our manufacturing operation and a less favorable sales mix caused by our decreased sales volume.  Included in cost of revenues for the three months ended September 30, 2001 are $452,000 of completed technology amortization related to the Mobilee, IML and ViaDSP acquisitions, as well as $388,000 for the impairment of completed technology from the ViaDSP acquisition.  Excluding these costs from cost of revenues would yield a gross profit percentage of 49.5% for the quarter ended September 30, 2001.  Included in cost of revenues for the three months ended September 30, 2000 are $464,000 of completed technology amortization related to the IML and ViaDSP acquisitions and a $2.6 million inventory fair value adjustment related to the IML acquisition.  Excluding these costs from cost of revenues would yield a gross profit percentage of 64.2% for the quarter ended September 30, 2000.  Gross profit for the nine months ended September 30, 2001 of $29.6 million decreased 50.9% from $60.4 million for the nine months ended September 30, 2000 and represented 49.9% and 60.1% of revenues for 2001 and 2000, respectively.  The decrease is primarily due to increased spending intended to create efficiencies in our manufacturing operation and a less favorable sales mix caused by our decreased sales volume.  Included in cost of revenues for the nine months ended September 30, 2001 are $1.4 million of completed technology amortization related to the Mobilee, IML and ViaDSP acquisitions, $388,000 for the impairment of completed technology from the ViaDSP acquisition, and $516,000 restructuring charge related to the write-down of IP Services Management inventory.  Excluding these costs from cost of revenues would yield a gross profit percentage of 53.7% for the nine months ended September 30, 2001.  Included in cost of revenues for the nine months ended September 30, 2000 are $643,000 of completed technology amortization related to the IML and ViaDSP acquisitions and a $2.6 million inventory fair value adjustment related to the IML acquisition.  Excluding these costs from cost of revenues would yield a gross profit percentage of 63.1% for the nine months ended September 30, 2000.

Selling, General and Administrative

Selling, general and administrative expenses of $22.4 million for the three months ended September 30, 2001 decreased 22.3% from $28.8 million for the three months ended September 30, 2000, and represented 139.8% and 71.1% of total revenues for the three months ended September 30, 2001 and 2000, respectively.  Included in selling, general and administrative expense for the three months ended September 30, 2001 are $3.6 million of amortization of goodwill and other intangibles related to the Mobilee, IML and ViaDSP acquisitions, $250,000 related to the write-off of goodwill associated with the ViaDSP acquisition, $4.6 million of non-cash compensation expense related to the Mobilee and IML acquisitions and $290,000 of amortization of debt issuance costs.  Included in selling, general and administrative expense for the three months ended September 30, 2000 are $7.0 million of amortization of goodwill and other intangibles related to the IML, ViaDSP and Teknique acquisitions and $7.5 million of non-cash compensation expense related to the IML acquisition.  Selling, general and administrative expenses of $69.7 million for the nine months ended September 30, 2001 increased 35.0% from $51.7 million for the nine months ended September 30, 2000 and represented 117.4% and 51.5% of revenues, respectively.  Included in selling, general and administrative expense for the nine months ended September 30, 2001 are $17.5 million of amortization of goodwill and other intangibles related to the Mobilee, IML, ViaDSP and Teknique acquisitions, $250,000 related to the write-off of goodwill associated with the ViaDSP acquisition, $55.3 million related to the write-down of goodwill associated with the IML acquisition, $13.4 million of non-cash compensation expense related to the Mobilee and IML acquisitions, $866,000 of amortization of debt issuance costs and the reversal of a $4.6 million accrual related to additional compensation that would not be paid to the employees of IML.  This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation.  During the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed.  Included in selling, general and administrative expense for the nine months ended September 30, 2000 are $7.4 million of amortization of goodwill and other intangibles related to the IML, ViaDSP and Teknique acquisitions and $7.5 million of non-cash compensation expense related to the IML acquisition.  The remaining increase for the quarter and nine months ended September 30, 2001 are the result of a 24.9% increase in headcount from September 30, 2000 to September 30, 2001.  We expect that our selling, general and administrative expenditures will vary as a percentage of product revenues in future periods.

Research and Development

Research and development expenditures of $9.2 million for the three months ended September 30, 2001 increased 8.9% from $8.4 million for the three months ended September 30, 2000, and were 57.3% and 20.8% of total revenues for 2001 and 2000, respectively.  Research and development expenditures of $27.9 million for the nine months ended September 30, 2001 increased 24.7% from $22.4 million for the nine months ended September 30, 2000 and represented 46.9% and 22.3% of revenues, respectively.  The increases were due to a 52.9% increase in personnel from September 30, 2000 to September 30, 2001 and development project related costs associated with the CG6000, PowerBlade, PowerAccess, HearSay and PacketMedia product lines.  We expect that our research and development expenditures will continue to vary as a percentage of product revenues in future periods.

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

On June 25, 2001, we announced a plan to close our IP Services Management operation, which resulted in restructuring and other special charges of $2.2 million.  As part of this plan, all 30 employees of the IP Services Management operation were terminated.  The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write-downs, approximately $516,000 of inventory write-downs, approximately $248,000 of lease termination costs and $139,000 of other administrative closing costs.  At September 30, 2001, the remaining accrued balance for this charge was approximately $544,000.

We lease a facility in Schaumburg, Illinois that is not currently being occupied and will not be occupied in the future.  We sub-leased this facility to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008.  In April 2001, we were notified that the tenant had filed for bankruptcy protection and we would be required to resume primary responsibility for the lease payments on this facility.  We are currently working with a real estate agent to find another sub-lease tenant for this facility.  We have estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $1.3 million, and this amount is included as restructuring and other special charges in the second quarter of 2001.  At September 30, 2001, the remaining accrued balance for this charge was approximately $1.0 million.

On June 15, 2001, we notified six employees at our facility in Canada that their positions would be eliminated.  These terminations were primarily the result of redundant job functions.  Severance costs related to these terminations of approximately $115,000 have been recorded as restructuring and other special charges in the second quarter of 2001.  At September 30, 2001, the remaining accrued balance for this charge was approximately $66,000.

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

During the third quarter of 2001, we wrote down approximately $638,000 of impaired long-lived assets related to the goodwill and acquired technology associated with the ViaDSP acquisition.  Based on the uncertain future utilization of the acquired technology and the declining economic condition of the telecommunications industry as a whole, the estimated value of ViaDSP’s acquired technology and goodwill to us has decreased.  Based on our expectation of future undiscounted net cash flows, these assets have been written-down to their net realizable value.  The charge of approximately $250,000 related to the write-down of goodwill is included in the statement of operations classification “impairment charges” while the charge of approximately $388,000 related to acquired technology is included in the statement of operations classification “cost of revenues.”

It is reasonably possible that we may incur additional impairment charges for long-lived assets, including goodwill, in future reporting periods.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2001 and 2000 was ($3.3) million and $2.6 million, respectively.  The decrease is due to a $3.0 million foreign currency translation loss generated on the intercompany debt related to the IML transaction, $668,000 write-down to fair market value of a minority investment during the quarter, as well as the decrease in interest income resulting from the decrease in our cash, cash equivalents and marketable securities balance and the increase in interest expense related to our long-term debt.

Other income (expense) for the nine months ended September 30, 2001 and 2000 was ($6.9) million and $8.5 million, respectively.  The decrease is primarily due to a $3.3 million foreign currency translation loss generated on the intercompany debt related to the IML transaction and a $6.7 million write-down to fair market value of a minority investment.  Also, in 2000, there was a $2.1 million gain on the sale of minority investments and the gain on minority investments was only $174,000 in 2001.

The investee company for which the write-downs were recorded in each of the first, second and third quarters of 2001 has experienced a significant decline in operating and financial results during the past three quarters, in comparison to the results forecasted at the time this investment was made by us.  We determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.  It is reasonably possible that we may incur additional charges for this or other investments in future reporting periods.

Income Tax (Benefit) Expense

Income tax (benefit) expense for the three months ended September 30, 2001 and 2000 was ($3.7) million and $312,000, respectively.  Income tax (benefit) expense for the nine months ended September 30 was ($3.2) million and $766,000, respectively.  Income tax (benefit) expense is primarily due to state and foreign taxes and the tax effect of an extraordinary gain on extinguishment of debt.  For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $30.9 million at December 31, 2000 which may be subject to limitation pursuant to Internal Revenue Code Section 382.  These carryforwards will begin to expire in 2019.  We also have a foreign net operating loss carryforward of approximately $6.0 million at December 31, 2000.  We have $3.4 million of tax credits which are composed of federal and state research and development credits of $2.7 million and $700,000, respectively.  These credits expire beginning in 2001.  Under applicable accounting standards, we believe that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation allowance has been established.

Extraordinary Gain on Extinguishment of Debt

In the third quarter of 2001, the Company paid $13.2 million to extinguish $22.7 million face value of convertible debt.  As a result of this transaction, the Company recorded a related extraordinary gain of $5.7 million, net of tax expense of $3.8 million.  It is reasonably possible that the Company will record further extraordinary gains or losses related to early debt extinguishments in future reporting periods.

Liquidity and Capital Resources

Cash provided by (used in) operations for the nine months ended September 30, 2001 and 2000 was ($22.7) million and $6.8 million, respectively.  The net loss for the nine months ended September 30, 2001 included depreciation and amortization expense related to fixed assets, intangible assets and deferred compensation of $40.2 million, a loss from the write-down of an equity investment of $6.7 million and an impairment charge related to the write-down of goodwill and other intangibles of $56.0 million.  The increase in depreciation and amortization in 2001 over 2000 is primarily due to the amortization of the IML goodwill and other intangibles.  Net income for the nine months ended September 30, 2000 included depreciation and amortization expense of $20.4 million.

Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $179.7 million and $137.7 million, respectively.  Cash was used in 2001 and 2000 for purchases of property and equipment of $10.5 million and $7.5 million respectively.  Included in purchases in 2001 is $1.3 million for the purchase of two buildings which we were leasing for our Canadian operations.  In 2001, we purchased additional marketable securities totaling $252.5 million and sold marketable securities for proceeds of $94.0 million.  We also paid $12.2 million of net cash for the acquisition of Mobilee during the second quarter of 2001.  In 2000, we purchased additional marketable securities totaling $146.4 million and sold marketable securities for proceeds of $83.8 million.  We also paid $65.8 million of net cash for the acquisition of IML during the third quarter of 2000.

Cash (used in) provided by financing activities in 2001 and 2000 was $(12.0) million and $178.3 million, respectively.  In 2001, $1.4 million was provided by the issuance of common stock upon the exercise of common stock options and the employee stock purchase plan, while $13.2 million was used to repurchase $22.7 million of outstanding convertible notes and $324,000 was used to repay debt that was on the books of IML prior to our acquisition of IML.  In 2000, cash was provided by issuance of stock pursuant to a follow-on offering of $174.9 million. An additional $6.5 million was raised from issuance of common stock upon the exercise of common stock options and the employee stock purchase plan.  Cash was used in the amount of $2.5 million, for the same period, to repay debt incurred in connection with the acquisition of QWES.com.

Current assets at September 30, 2001, were $276.3 million, 19.5% less than current assets of $343.2 million at December 31, 2000.  The decrease is primarily due to the reduction in cash, cash equivalents and marketable securities due to $13.2 million of cash used to repurchase $22.7 million of outstanding convertible notes, $12.2 million of net cash paid for the Mobilee acquisition and $22.7 million of cash used in operations.  The remainder of the decrease is primarily related to the decrease in the accounts receivable balance, which is the result of fewer sales in the third quarter of 2001 as compared to the fourth quarter of 2000.  Current liabilities at September 30, 2001 were $25.7 million, 19.3% less than current liabilities of $31.8 million at December 31, 2000.  The decrease is primarily due to the adjustment of an estimate of a $4.6 million accrual related to additional compensation that will not be paid to the employees of IML and the payment during the quarter of various liabilities that had been accrued at December 31, 2000.

We established a $7.5 million bank line of credit for working capital purposes effective in May 1999 and amended on August 30, 2001.  Borrowings under our line of credit bear interest at the bank’s floating rate of prime plus one percent.  This interest rate will be reduced to the bank’s floating rate of prime upon completion of a common stock offering by us.  We are subject to covenants requiring maintenance of certain profitability, equity and liquidity ratios.  This credit agreement as amended is subject to renewal on May 13, 2002.

Effective April 10, 2001, we acquired Mobilee, Inc. (“Mobilee”), a privately held Massachusetts company for a total cost of $13.3 million, including transaction costs of approximately $150,000.  In connection with the acquisition, we paid net aggregate cash consideration of $11.2 million to the founders and shareholders of Mobilee.  An additional $1.0 million was placed in escrow and will be released to the founders of Mobilee on April 10, 2002, less any potential losses we incur that are allowed to be off-set against the escrow per the escrow agreement.  This amount is being amortized as compensation expense ratably over the one-year escrow period.  We also reserved stock valued at approximately $300,000 to be issued to a certain founder of Mobilee in equal quarterly installments beginning July 31, 2001, provided that this individual is still employed by us at the time each respective stock issuance is to be made.  This amount is being amortized as compensation expense ratably over the one-year stock issuance period.  We have accounted for the acquisition as a purchase.

On October 15, 2001, we announced that we had signed a definitive agreement to acquire the voice enhancement and echo cancellation business of Lucent Technologies.  Upon closing of the acquisition, we will pay $60 million in cash for all of the assets of this business.

On October 15, 2001, we announced our plan to strategically reposition ourselves.  This strategic repositioning will result in a future restructuring charge, to be recorded in the fourth quarter of 2001, primarily related to the direct and indirect costs associated with the severance of approximately 25% of our workforce.  We are still in the process of determining the specific items and amounts associated with this restructuring charge.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of.  We are required to adopt SFAS No. 144 for our fiscal year beginning after December 15, 2001 and we do not believe it will have a significant impact on our consolidated financial statements.

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

2.7                   Asset Purchase Agreement dated October 15, 2001 by and among the Registrant and Lucent Technologies Inc.  Pursuant to item 601 (b) of Regulation S-K, the schedules and exhibits referred to in the Agreement are omitted.  The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

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

3.4 *                Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 8-K dated May 4, 2001).

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

10.13#*           1993 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)),

10.14#*           1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.19#*           1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.20*             Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant's Form 10-K for the year ended December 31, 1996).

10.23#*           2000 Equity Incentive Plan (filed with the Registrant's registration statement on Form S-8 (333-40940)).

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

10.27 *            Lease agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant's Form 10-Q for the quarter ended March 31, 2001).

10.28               Third Loan Modification Agreement dated August 30, 2001 between the Registrant and Silicon Valley Bank.

*  Previously filed with the registration statement or report indicated.

#  Management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: November 14, 2001	By:	/S/ Robert P. Schechter

Robert P. Schechter

President and Chief Executive Officer
And Chairman of the Board of Directors

	By:	/S/ Robert E. Hult
Dated: November 14, 2001		Robert E. Hult
Vice President of Finance and Operations,
Chief Financial Officer and Treasurer

NMS Communications Corporation

Exhibit Index

No. 2.7	Asset Purchase Agreement dated October 15, 2001 by and among the Registrant and Lucent Technologies Inc.

No. 10.28	Third Loan Modification Agreement dated August 30, 2001 between the Registrant and Silicon Valley Bank.