Form 10-K
period 2001-12-31
NMS COMMUNICATIONS CORP
filed 2002-03-27
CIK 915866

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-23282

NMS COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2814586 (IRS Employer Identification No.)

100 CROSSING BOULEVARD, FRAMINGHAM, MASSACHUSETTS 01702
(Address of principal executive offices)

508-271-1000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of class	Name of each exchange on which registered
Common stock, $.01 per share	NASDAQ National Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $125.9 million, based on the closing price on such date of the registrant's Common Stock on the NASDAQ National Market. As of February 28, 2002, 35,959,983 shares of Common Stock, $.01 par value per share were outstanding.

Documents Incorporated by Reference

        Portions of the registrant's Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Form 10-K. Some of the exhibits listed in the accompanying Exhibit Index beginning on page 75 are incorporated by reference.

EXHIBIT INDEX ON PAGE 75

The following are trademarks and trade names of the company indicated.

        NMS Communications Corporation, NMS, CT Access, Natural Access, Natural Call Control, Convergence Generation, Mercury, Sonata III, Symphony, Cadenza II, PacketMedia, HearSay, PowerBlade and PowerAccess are trademarks; Studio Sound and Alliance Generation are registered trademarks; and NMS is a trade name of the registrant. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

        This Form 10-K, future filings of the registrant, press releases of the registrant and oral statements made with the approval of an authorized executive officer of the registrant may contain forward-looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 1, "Business—Forward-Looking Information" and "Business—Factors That May Affect Future Operating Results," which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

        References in this Form 10-K to the "Company," the "registrant," "we," "our" and "us" refer to NMS Communications Corporation and its subsidiaries.

PART I

Item 1.    Business.

OVERVIEW

        NMS Communications Corporation ("NMS") designs, delivers and supports technology-leading systems and system building blocks for innovative voice, video and data services on wireless and wireline networks. NMS products and services are built on open technologies and strategic relationships with application and technology suppliers, and leverage best-in-class supply chain and integration partnerships. Because of this, NMS customers, all of the world's top communications equipment suppliers, and many of the world's top solution developers and service providers, are able to enhance their competitive position and bring their applications and services to market faster and at lower cost.

        Our products consist of complete systems for voice enhancement and voice applications and services, and system building blocks for customer relationship management and contact centers, interactive voice response, unified messaging, enhanced services, media servers, voice over Internet protocol gateways and conferencing. The voice enhancement offering, recently acquired from Lucent Technologies, Inc. ("Lucent"), consists of a comprehensive portfolio of open, ready-to-install products and services that are deployed in large switching systems to facilitate the achievement of consistently clear audio quality—and through which all voice traffic on wireless networks must pass. These systems have been installed in central offices and mobile switching centers worldwide with over 10 million channels deployed.

        Voice application systems provide wireless and wireline operators with the capability for rapid and cost-effective deployment of customized, innovative voice-driven services. Our voice application systems include call and media processing, speech technology from all of the leading suppliers, operations, administration, management, provisioning, and billing interfaces, application servers with open, standard programming interfaces, and a validated group of well-known, third-party applications including voice- activated dialing and unified messaging. NMS system building blocks, consistent leaders in price performance, scalability and flexibility, provide basic hardware and software functions that enable network equipment manufacturers and solutions developers to rapidly develop and deploy new voice communications services, applications and infrastructure. Our system building blocks are deployed in over 90 countries in enhanced services, network infrastructure, and voice-based enterprise applications.

        Demand for our solutions arises from:

  •
  Growth in wireless subscribers
  •
  Competition among operators for subscribers
  •
  The operators' need to increase average revenue per subscriber
  •
  Demand for new service offerings for voice, video and data and higher quality service to permit service provider differentiation
  •
  The need of networking and communications system vendors and service providers to control expenditures on existing so-called "2G" networks while continuing an aggressive build out of "2.5G" and "3G" networks
  •
  The need to bridge the gap between current and emerging wireless and wireline network architectures
  •
  The need of equipment manufacturers to focus on application software and services

        Our products and services help our customers achieve a reduced time to market and allow them to focus their development efforts on new service creation and next generation infrastructure.

        During 2001, we took important steps to focus our company on markets for wireless systems and solutions, where healthy competition among operators, rapidly evolving technologies, and new service requirements are expected to drive sustained growth and profitable opportunities. We significantly reduced our cost structure during the past six months by exiting certain activities, including our IP Services Management initiative, and by reducing our yearly expense rate by approximately $25 million. We established new initiatives in the areas of voice-driven applications and services and packet infrastructure. These directly address critical wireless operator requirements such as increased revenue per subscriber, reduced customer turnover and cost effective migration to next generation networks.

        In November 2001, NMS completed the acquisition of the voice enhancement and echo cancellation business of Lucent. This acquisition provides NMS with a family of complete, ready-to-install systems, an experienced carrier-facing sales force, a top-notch development group, significant intellectual property, including patents, and access to a set of customers, through Lucent, that includes some of the world's largest wireless operators. Additionally, NMS has a multi-year agreement to serve as the exclusive supplier of stand-alone voice enhancement and echo cancellation systems for Lucent, as Lucent continues to supply these systems to its global service provider customers. At the same time, the agreement allows NMS to expand its market reach by establishing new alliances with other communications equipment suppliers and service providers.

        In April 2001, NMS acquired privately held Mobilee, Inc. ("Mobilee"), a Boston and Israel based wireless Internet infrastructure provider. With this acquisition, NMS added VoiceXML, audio streaming technologies, and considerable applications integration experience to its portfolio of capabilities.

        Strong partnerships with companies around the world enhance our ability to deliver essential technologies to service providers and network equipment suppliers and reduce time-to-market for these customers. Beginning in early 2002, we added new technology partners including Oracle and Sun Microsystems in conjunction with the introduction of NMS' Hearsay product. NMS works with Oracle to enable operators to take advantage of the wireless capabilities of Oracle9 Application Server and give their customers access to advanced voice services. Because wireless operators around the world know and trust Sun's Netra systems, NMS works closely with Sun's Network Equipment Provider Group to deliver carrier-grade, NEBS-certified reliability and uptime.

        NMS has also broadened and strengthened relationships with speech technology suppliers, such as InfoTalk, Nuance, Philips and SpeechWorks, to ensure that NMS platforms for developing new enhanced services and applications support a wide range of speech processing technologies. New speech application partners, announced in early 2002, include Oracle and Ureach Technologies, Inc.

        We broadened our reach and expanded our market coverage by adding new distribution partners, including AVNET/ACS in Europe, the S.A.S. Group in Hong Kong and Taiwan, and other distributors in Asia.

        NMS has made and continues to make significant investments in its supply chain capabilities, improving our ability to rapidly fulfill product at competitive costs. This is increasingly required by our customers as they seek to make their operations more efficient and responsive. For example, we extended our contract manufacturing relationships, which now include the globally distributed capabilities of SMTC Manufacturing Corporation, Celestica Inc., and Via Systems, Inc.

INDUSTRY BACKGROUND

        The communications sector is a diverse, multi-billion dollar market that ranges from wireless applications and infrastructure, to Web services and voice portals, to equipment that delivers voice, video and data over packet and broadband networks. Participants in this industry succeed by maintaining a clear focus on business fundamentals, particularly developing and selling revenue-generating applications and services, maximizing the value of existing network infrastructure, and reducing the time to market, cost and risk of developing solutions.

        The communications industry has experienced dynamic change over the past few years, including reduced capital expenditures by service providers, limited availability of capital in the capital markets, reduced valuations, consolidation of service providers and equipment manufacturers, and workforce reductions. In addition, we are in a broad-based economic slowdown affecting most technology sectors. There are indications of stabilization that suggest the restructuring of the industry may be nearing completion, yet carrier capital expenditure concerns continue, as evidenced by the delay in the buildout of the 3G wireless network. Upon recovery of the economy, we expect the resumption of rapid growth in the telecommunications industry and the purchase of communications equipment, including our products, driven by the primary factors described below.

MARKET NEEDS

        The most advanced markets for wireless services are Japan and Western Europe. International Data Corporation ("IDC") estimates that 69.4% of the European population and 57% of the Japanese population were mobile subscribers at the end of 2001. The market for wireless services in the United States is on the threshold of enormous change and opportunity. IDC estimates the total number of wireless subscribers in the United States will increase from 125.5 million at the end of 2001 to 200.6 million subscribers in 2006, growing at a compound annual growth rate (CAGR) of 9.8%. IDC further estimates that business subscribers will account for the strongest growth (12.4% CAGR).

        There are major opportunities for growth in the consumer market in the coming years. We believe, beginning as early as 2003, new wireless terminals optimized to enhance wireless data services, such as access to Internet content, will emerge in the marketplace. This trend paves the way for carriers to provide richer media experiences by offering premium services such as high-quality multimedia beginning in 2004. Wireless carriers are now aggressively upgrading their networks to 2.5G, which adds data (internet access and text messaging) to the current wireless infrastructure, and rolling out services expansively in their markets as part of their gradual migration paths to full 3G, a completely new wireless infrastructure with high performance and greater packet orientation, expected to be commercially deployed and operational in 2004 with widespread deployment thereafter.

        As wireless carriers begin their 2.5G/3G deployments in the next 18 to 24 months, they are expected to offer enhanced functionality to existing services while introducing more robust wireless data applications to consumers and businesses. These advanced networks will support higher data speeds and provide always-on functionality, global roaming, location services and support for high-quality multimedia. Consumers can expect to see some of the following applications and functionality based on 2.5G and 3G wireless network deployments:

  •
  Text based email with attachments
  •
  Fuller high-speed Internet browsing
  •
  Multimedia messaging, allowing users to send and receive messages using a combination of text, audio, graphics, image, animation and video
  •
  Enhanced gaming (including multiplayer, networked games)
  •
  Location services
  •
  Mobile commerce
  •
  On demand conferencing
  •
  Text to voice applications

        Declining subscriber growth and the resulting need to increase the average revenue per user will compel carriers to migrate their existing customer base from analog and 2G to 2.5G and 3G networks to provide new revenue streams from these services. Additionally, the efficiencies in the use of the radio spectra that allow for significant increases in subscribers and services afforded by 2.5G and 3G networks will further necessitate carriers migrating their customers to next generation networks. 3G operators will seek to differentiate their high-value services in the marketplace, while new opportunities will arise for infrastructure suppliers, content providers, advertisers and application service providers to thrive in the evolving 3G ecosystem.

        In the near term, however, the growth of wireless data services will be gated by a number of hurdles. These include customer awareness, uncertain or confusing pricing strategies, lack of interoperability among different carrier networks, carrier control of content and customer security concerns. Consumers will initially be unaware of the burgeoning array of new services offered. Carriers will need to focus on educating consumers about wireless services other than voice and will have to step up targeted marketing campaigns to reflect this new concept. Initially, pricing of wireless data services is likely to be confusing and frustrating to consumers as carriers experiment with connection-based and usage-based pricing structures, both of which are neither familiar nor amenable to consumers. This confusion may delay or prevent consumer adoption of one or more services. Currently, widespread adoption of wireless messaging services, including short message service and instant messaging is inhibited by the lack of network interoperability among all carriers. Additionally, based on their respective affiliations, carriers still control wireless content, quite unlike the way traditional Internet content is provided. This limits the Internet content choices for subscribers and thus the widespread adoption of wireless Internet content services. Additionally, consumer perception about wireless security will need to be addressed to allay any consumer concerns related to wireless messaging applications, Internet access, and ultimately mobile commerce.

THE NMS COMMUNICATIONS SOLUTION

        We provide complete, open systems to the world's leading wireless and wireline network operators and network equipment providers. These systems enable communications service providers to rapidly create new services, including voice quality enhancements and voice application systems. We provide system building blocks that enable network equipment manufacturers and solutions developers to rapidly develop and deploy new voice communications services in wireless, wireline and enterprise networks.

        NMS services include product evaluation support, systems architecture and engineering design and development, trial and deployment support, and post deployment lifecycle management services. Our Services and Solutions group has expertise in a broad range of communications technologies and specialization in the areas of wireless video, speech applications infrastructure, and specialized hardware including hardware for data services.

        These systems, system building blocks and services facilitate the rapid creation and deployment of enhanced services and applications, including voice, video and data services, while conforming to the high quality, availability, scalability and manageability required in service provider networks. Our products and technologies are compliant with open industry standards to insure interoperability and compatibility, and leverage mass-market components, such as general-purpose servers, microprocessors, digital signal processors and operating system software.

STRATEGY

        Our objective is to be the leading provider of systems to the top telecommunications service providers around the world and the leading supplier of systems and system building blocks to the major network equipment providers and solutions developers.

        Growth areas that NMS addresses include:

  •
  Voice enhancement systems for the global wireless market
  •
  Voice applications driven by automatic speech recognition, such as voice-activated dialing or voice-driven messaging and information services
  •
  Next-generation packet infrastructure, including next-generation wireless media gateways

        The following are key elements of our strategy:

        Focus on wireless.    The business challenges for wireless network operators include competition for subscribers, retention of subscribers, and the need to increase average revenues per user. As a result, these operators provide innovative new services. We believe that our technologies, products and services are uniquely suited to these business challenges.

        Provide a complete solution.    To insure the commercial success of our products and services, we invest in development of a complete set of capabilities and services required by the end customer. Examples of capabilities which NMS coordinates in its offering to customers include systems, speech, database, network operations, systems integration, supply chain, and other technology and services suppliers. Our investment makes NMS accountable to the end customer for the complete solution.

        Strengthen and expand strategic partnerships.    Our strategic relationships with speech technology, applications, and technology partners are essential to our complete solutions offering. We work closely with partners to insure that our customers are provided with the most integrated solution comprised of the latest offerings, and that there is a clear line of support and accountability.

        Extend our technology leadership.    We have assembled a team of approximately 300 engineers and technical personnel. Over our 25 years of experience, we have developed significant expertise in voice and media processing, including echo cancellation, background noise suppression, voiceXML technology, speech based applications, global network interface and protocol technologies, digital signal processing software, and specialized silicon for media processing. We intend to continue to invest in our technological expertise through in-house development and strategic acquisitions.

        Support open architecture and evolving standards.    We will continue to support open architectures and industry standards. We expect that this will in turn further reduce development time for our customers and enable them to take advantage of advances made in complementary technologies. Our products are open and accessible, allowing our customers to integrate them into their environments. We have a record of developing and promoting open industry standards and intend to continue our leadership role.

        Strengthen and expand relationships with strategic customers.    Our strategy is to establish and maintain long term working relationships with, and to sell our products and services to, leading network operators and network equipment providers. We dedicate over 100 sales and technical services personnel to approximately 100 network operators and 40 network equipment providers worldwide. By focusing on leading network operators and network equipment providers, we believe we can reach the largest portion of our market opportunity while minimizing the cost and complexity of our marketing efforts. These customer relationships also provide us with multiple sales opportunities across product lines. We work closely with our customers to design our software and hardware solutions into their offerings and use consulting and support services to facilitate and reinforce these relationships. By working with leading customers early in their product design and development stages, we gain valuable insights into future industry requirements and trends.

        Expand reach and improve coverage through channel partners.    We use indirect channel partners to reach the broader market, including network equipment providers, solutions developers, and additional geographies. These channel partners provide sales, marketing, pre- and post-sales support, fulfillment, and credit services to additional customers. We plan to migrate more of our system building blocks sales through these indirect channels as we focus on the systems business.

        Leverage our corporate infrastructure.    NMS' sales and services organization comprises over 100 people and represents our company's product line to service providers, network operators, major telecommunication equipment providers and solution developers around the world. Our customers require rapid availability of our products at a cost effective price. We have made significant investments in systems, supplier relationships, customer relationships, systems integration partnerships, and people to develop a responsive, cost-effective supply chain that is a strategic asset. NMS' consulting and support services extend from initial product conception and design through implementation, field trial, marketing, and deployment. These service relationships increase our visibility to our customers and provide us with insight into future market requirements.

PRODUCTS AND SERVICES

        Our broad range of products include voice quality enhancement and echo cancellation systems, voice applications systems, systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing. Our emerging products will address packet network infrastructure. NMS' consulting and support services extend from initial product conception and design through implementation, field trial, marketing, and deployment.

        Our products are developed for global markets and allow customers to integrate their applications and systems into existing and future network architectures. Our products are compatible with signaling protocols and are in use in over 90 countries.

Systems Products

        Studio Sound ®. is a comprehensive software product that runs in conjunction with NMS Echo Cancellation systems to create an optimal listening environment for both parties in a wireless voice call. It consists of five major components: acoustic echo control, dynamic speech restoration, noise compensation, noise reduction, and automatic gain control, minimizing distractions due to outside noise, such as traffic. Independent studies have shown that consumers are more likely to make calls in noisy environments if they know they will still be able to hear clearly, and they will stay on the phone longer if it is a more pleasant experience.

        Mercury.    The Mercury Broadband Echo Cancellation System removes electrical and acoustic echo and supports DS3, STS-1, OC3, or STM-1 interfaces in a single package. Introduced in 2001, Mercury provides the highest density at the lowest acquisition and operational costs.

        Sonata III.    The Sonata III Echo Cancellation system offers a cost-effective, high capacity, and low-power-consumption solution for E1 echo cancellation and voice enhancement. Designed to improve the voice quality of digital cellular and long distance international calls, it also offers a design option for the A-Interface in GSM networks.

        Symphony.    The Symphony T1 Echo Cancellation System offers a high per-shelf channel capacity, low power consumption, unmatched performance and unique Studio Sound® features, supporting North American networks.

        Cadenza II.    The Cadenza II Echo Cancellation system provides the benefits of cost effectiveness, high capacity, and low power consumption with exceptional voice quality for long distance communications in North America.

        HearSay.    Introduced in January 2002, HearSay is a complete reliable, scalable, cost-effective solution that enables wireless operators worldwide to voice-empower communication services. This solution is the first open and comprehensive offering that merges telecom mobility with the content-rich Internet and integrates applications and technology from leading suppliers. This gives wireless operators new and essential capabilities for rapidly and cost-effectively deploying customized, innovative voice-driven services such as: voice-activated dialing (VAD), personalized voice portals, short message service, conferencing applications, and unified communications, all of which can be deployed in today's networks, and operate in the packet-based networks of the future.

System Building Blocks

        Convergence Generation.    The Convergence Generation product family consists of software and hardware components configured specifically for convergence-centric systems and applications. This product family's design includes an Intel StrongARM co-processor and Texas Instruments (TI) C54x family of digital signal processors. The architecture is extensible to hundreds of ports per slot and capable of integrating high-density Internet protocol network and public switch telephone network interfaces including T3 and OC-3. This product family offers the best price performance for converged network solutions such as IP telephony gateways and IP media servers. In 2001, NMS introduced several new versions, including the CG 6100, high density T1/E1 network interface and resource hardware.

        PowerAccess.    Introduced in 2001, this high density access gateway hardware and software is used for VoDSL, VoATM, voice over wireless local loop (WLL) deployments, and gateways for emerging network infrastructure. This product family includes the PA HYPER T3 DS3/STS-1 Network Adapter, the M100 Echo Cancellation and Compression Option (for the PA HYPER T3) and the S-200 high performance asynchronous transfer mode (ATM) interface. Combined, these products create a 2-slot, 672-port (T3) access gateway, exploiting our core application specific integrated circuit (ASIC) and ATM technologies.

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

        Alliance Generation.    The Alliance Generation is a proven product family with a field history of over eight years. It consists of software and hardware components configured to meet the needs of enterprise and enhanced services multimedia applications for circuit-switched environments. This product family is designed for an Intel x86 co-processor and TI C51 or TI C549 families of digital signal processors. The port densities offered range from 2 to 120 ports per slot and the Alliance Generation product line is differentiated from competition due to its unique extensibility. The product family enables systems to maximize resources, thereby reducing costs.

        Natural Access Software.    The Natural Access Software suite consists of CT Access with Natural Call Control, NaturalFax, ISDN, Channel Associated Signaling and high availability extensions. This suite was designed as the development and run-time environment for the Alliance and Convergence Generation product families and provides for the rapid development of high performance, scalable applications. Natural Access allows developers, working with common programming languages and different programming models, independent of host platforms and operating systems, to implement applications and systems requiring communications functionality.

Services

        To complement our hardware and software products, we also offer a broad range of services with practices specializing in wireless video, speech application infrastructure, and specialized hardware, including hardware for wireless data services. Services offered include:

        Product Evaluation.    The first phase of our customer relationships consist of product evaluation. We supply a set of services including training, documentation, telephone, and on-site consultation, to assist the customer in evaluation of our product prior to selection for development or deployment.

        Design and Development.    We provide telephone and on-site consultation, as well as custom design and engineering services.

        Trial.    We supply telephone and on-site consultation, as well as on-site operations and integration assistance during the field trail phase of our customers' go to market initiatives.

        Deployment.    Our services range from on-site installation and systems integration services to 24x7 on-call support.

CORE PRODUCT ATTRIBUTES

        All of our products contain Network Operator standards and features including the following competencies:

        High availability technology.    Our voice enhancement and echo cancellation systems feature 1:1 protected network interfaces and system controller, 1:N redundant EC boards, dual -48V power supplies, extensive system monitoring and alarms, built-in self test and diagnostics and a Remote Operations Support System (OSS). These have been developed over years of proven operation in the central offices and mobile switching centers of 100 operators worldwide. We also deliver hot-swap enabled CompactPCI products and have established an industry leading software infrastructure to support carrier class deployments. We offer systems level software that extends system availability during component failures, system maintenance and upgrades.

        Network Operator environment integration.    We understand the operations, administration, maintenance, and provisioning environments of service providers and our software and services facilitate systems integration into those environments.

        Highly scalable systems.    Our offerings can address the needs ranging from a handful of users to millions of subscribers.

        Flexible, high performance communications software and systems architecture.    Our high performance software architecture minimizes the computational load on the host processors, freeing system resources for the use of our customers' applications while providing the highest possible capacity on any specific computing platform. The flexibility of our programming interface supports diverse customer software models and simplifies any development efforts.

        Cost of acquisition and ownership.    Our systems and system building blocks leverage mass-market components and custom silicon, with the objective of price performance leadership. Because of this, we believe our products have the lowest acquisition costs and consume less space and power, and generate less heat than competitive offerings, resulting in the lowest cost of ownership.

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

        Speech and media processing.    We have extensive knowledge and experience with voice recognition, text to speech processing, and Voice XML (VXML). These capabilities are embedded in our HearSay applications server, shielding the application developer from the complexities of call management and speech engines. We have extensive knowledge and capabilities for media processing, including voice encoding and decoding on DSPs, including g.729, g.723.1, GSM, g.711, T.38 fax, AMR, and others.

        Leverage Open Systems and Industry Standards.    Our products are built from merchant silicon (Intel, Texas Instruments); utilize standard processors (Sun, Windows Servers), and standard operating systems (SPARC Solaris, Windows 2000, Linux). We participate in the development of industry standards (PCIMIG, IEEE, ITEF) and we readily adopt appropriate standards (H.323, SIP, GSM, VXML, SALT). Our offerings are accessible to software developers, and are extended by them.

        Embedded computing.    NMS' systems building blocks function as embedded computers that provide systems level service, leaving host processors available for other purposes. Our embedded computing hardware includes:

  Digital signal processing software and related compute engines. We base our solutions on high performance commercial digital signal processors integrated with proprietary technology to provide high density, scalable signal processing arrays.

  Application Specific Integrated Circuits (ASICs). Our VoATM products use the latest silicon technology to create high density, low cost gateway technology, enabling voice over packet services for access networks. Our Voice Quality Enhancement products utilize custom ASICs that are also marketed to other network equipment providers. Our e256 has 8 times the density of competitive offerings.

CUSTOMERS AND MARKET AREAS

        Our customers are network operators, network equipment providers, and solutions developers. Through Lucent, our network operator and service provider customers include ATT, ATT Wireless, Cable and Wireless, France Telecom, Hutchison Telecom, NTT, NTT DoCoMo, Telefonica, and Verizon Wireless. Our network equipment provider customers include ADC Telecom, Alcatel, Avaya, Cisco, Comverse, Ericsson, Fujitsu, Lucent, Motorola, NEC, Nortel, and Siemens. Our solution developer customers include Aspect, Edify and Jetstream.

        NMS is pursuing four market areas: wireless network operators for voice enhancement systems, voice driven applications, and the next generation of voice infrastructure, as well as platforms and services for network equipment providers and solutions developers.

SALES AND MARKETING

        We focus our sales and marketing efforts on approximately 100 leading network operators and service providers, and 40 leading suppliers of networking and communications systems. We utilize channel partnerships to address network operator and equipment customers and prospects.

        By the end of 2001, our sales and marketing organization consists of 117 employees in 16 offices worldwide, of which 73 are in North America, 28 are in Europe, and 16 are in Asia. During 2001, 37% of our revenues were from sales and services to customers based outside North America.

RESEARCH AND DEVELOPMENT

        We believe that the extension and enhancement of existing products, the development of new products and the development of NMS-proprietary technologies in support of future products are critical to our future success. Therefore, we undertake direct research and development, we do joint product development with selected partners and we participate in the development of industry standards where appropriate. During 2001, we spent $37.2 million, or 45.9% of our revenues, on research and development.

        Our current research and development is conducted by 281 employees located at our headquarters in Framingham, Massachusetts, and at our offices in Red Bank, New Jersey, Schaumburg, Illinois, Saint Hubert, Quebec, Chaville, France and Bet Shamesh, Israel. Significant research and development activities include, but are not limited to, packetization engines for ATM and IP transport, digital signal processing engines for speech coding, echo cancellation and voice quality enhancement, SS7 signaling, conferencing, efficient and feature rich VoiceXML middleware, integration of speech technologies from partner companies, high density cost optimized platforms, highly available platforms and OAMP interfaces. Our product development investment is focused on bringing these technologies to market both in the form of highly scalable platforms and as complete systems ready for deployment by service providers.

MANUFACTURING

        We outsource the manufacturing and order fulfillment of all printed circuit board products, subassemblies and wired frame equipment to ISO 9000 certified electronic manufacturing service providers.

        We monitor quality control and ensure final test verification from our Framingham, Massachusetts facility, for which we originally received ISO 9002 certification in 1996. Since then, we have participated in all processes and audits required to maintain this certification, successfully completing an ISO Quality Systems re-certification in October 2000. The British Approvals Board for Telecommunications conducted its most recent audit on NMS in November 2000 and found no nonconformity. All of our products are produced in accordance with FCC and UL safety requirements and to IPC-610 standards of assembly workmanship. Additionally, we maintain a formal product specific structure for all required international regulatory and compliance testing.

        We seek to use industry standard components for our products. Many of these components are generally available from multiple suppliers. However, we also use certain custom integrated circuits and other devices in our products that are sourced from a single supplier. Although we believe we could develop other sources for each of these custom devices, the process could take several months.

COMPETITION

        Competition in the high growth markets that we target for our products is intense, and we expect it to intensify as current competitors expand their product offerings and new competitors enter the market. Competition in many of our markets is highly fragmented.

        Our current voice enhancement competitors include Ditech Communications Corporation and Tellabs, Inc. Current voice application systems competitors include Comverse Technology, Inc., Unisys Corporation, Hewlett-Packard Company, IBM, and Intervoice-Brite, Inc. These competitors have established themselves as systems suppliers to wireless operators, our target customers.

        Our current system building blocks competitors include AudioCodes Ltd., RadiSys Corporation, Brooktrout, Inc., Dialogic Corp., a wholly owned subsidiary of Intel Corporation, and the Blue Wave division of Motorola, Inc. Others may enter our markets in the future.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        Our success depends on proprietary technology and know-how. We rely primarily on a combination of copyrights and restrictions on access to our trade secrets to protect our proprietary rights. In addition, we have ten patents issued, we have received a notice of allowance on four additional patents which we expect to issue shortly, and we have applications pending on 49 patents. We distribute our software products under license agreements which grant customers a nonexclusive license to use the software and contain certain terms and conditions prohibiting its unauthorized reproduction or transfer.

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

EMPLOYEES

        As of December 31, 2001, we had 607 full-time employees, including 74 in sales, 55 in marketing and business development, 281 in research and development, 59 in services, 49 in operations and 89 in administration and finance. None of the employees is represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

Forward-Looking Information

        This Form 10-K includes and incorporates forward-looking statements that involve substantial risks and uncertainties and are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would," "intends," "estimates," "predicts," "potential," "continue" and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Operating Results" below, as well as other risks and uncertainties referenced in this Form 10-K. We do not assume any obligations to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results.

Factors That May Affect Future Operating Results

We have experienced recent operating losses and may not become profitable.

        We experienced operating losses in all four quarters of 2001 and in the first, third and fourth quarters of 2000. As a result, for the years ended December 31, 2000 and 2001, we reported operating losses of approximately $35.6 million and $151.6 million, respectively. We expect to continue to maintain our levels of research and development and sales and marketing expenditures, and therefore we can only achieve profitability if we can significantly increase our revenues. If our revenues do not meet the levels that we anticipate, or if our costs and expenses exceed our expectations, we will again sustain losses and the price of our common stock may decline substantially.

We are experiencing the impact of a slowdown in the telecommunications industry.

        We are in a broad-based economic slowdown affecting most technology sectors and communications in particular. As a result, many of our customers have aggressively increased efficiency in their supply chains and reduced inventory levels. This is evident as our customers continue to order low quantities and, in some cases, to defer orders into future periods. Because it is difficult to predict how long this slowdown will continue, we may not be able to meet anticipated revenue levels on a quarterly or annual basis.

During 2001 we initiated a major reorganization and repositioning of our business to offer systems as well as system building blocks, the success of which is dependent upon, among other things, our ability to effect major changes in our prior sales, marketing and sourcing strategies.

        To accomplish our repositioning, we are in the process of the following initiatives, the effectiveness of which will affect our future operating results.

        We are increasing our dependency on a direct sales force to penetrate new customers for our systems offerings, including the creation of a sales force to penetrate wireless service providers. We must be successful in selling to our customers' laboratories for evaluation and field trial, to their purchasing decision-makers, and to the appropriate network operations staff in order to achieve customer acceptance of our systems products. Repeated customer acceptance is required to achieve market acceptance of our systems offerings.

        In concert with our greater emphasis on systems offerings, we are shifting the primary sales method of our historical system building blocks to indirect channels and original equipment manufacturers. In the past, we have sold the vast majority of these products directly with our own sales force. If we are successful in this repositioning, indirect channels will be the primary outlet for the majority of our system building blocks. We will be increasingly reliant on the effectiveness of our indirect channel partners' sales, marketing, and distribution capabilities to generate and fulfill demand for our products.

        We have begun to leverage our existing supplier relationships and to develop a broader network of suppliers and strategic partners to support our systems level product offerings. We must be successful in developing strategic relationships with major hardware and software companies, in securing the breadth and depth of application partners, and in identifying and completing supply relationships with various providers of outsourced services.

        There can be no assurance that we will be successful at implementing these changes and the failure to achieve successfully one or more of these initiatives could result in reduced revenues and/or increased expenses. In addition, there can be no assurance that our repositioning, even if fully implemented, will have a positive effect on our financial results, our operations or our market share.

Our operating results fluctuate and are difficult to predict, which could cause our stock price to decline.

        Our revenues and net income, if any, in any particular period may be lower than revenues and net income, if any, in a preceding or comparable period. Factors contributing to these fluctuations, some of which are beyond our control, include:

  •
  fluctuations in our customers' businesses

  •
  demands for our customers' products incorporating our products

  •
  timing and market acceptance of new products or enhancements introduced by us or our competitors

  •
  availability of components from our suppliers and the manufacturing capacity of our subcontractors

  •
  timing and level of expenditures for sales, marketing and product development

  •
  changes in the prices of our products or of our competitors' products

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

        Larger average selling prices of our products stemming from our offering of systems may result in sharper fluctuations in our results in any particular quarter as the delay of any given sale will have a greater impact on our revenue period to period. We may receive one or more large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, our revenue may vary significantly from quarter to quarter.

We may be unable to integrate successfully with our business the echo cancellation business acquired from Lucent Technologies and our financial performance may suffer.

        The process of integrating our acquisition of the assets, technology and business comprising Lucent's echo cancellation business may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business and repositioning. The integration and exploitation of this acquired business is important to our future financial performance and failure to achieve a successful integration will likely cause our results to suffer.

We expect that nearly all of our revenue for our voice enhancement systems in the next one to two years will come from Lucent Technologies, Inc. through Lucent's purchases under a three year supply agreement signed with Lucent at the time of our acquisition of this business from Lucent.

        As part of our acquisition of Lucent's echo cancellation business, now comprising most of our voice enhancement systems business, we entered into a three year supply agreement with Lucent in which Lucent agreed to purchase from us, on an exclusive basis, any of our products that Lucent requires which incorporate the recently purchased voice enhancement products. We expect such sales to Lucent to generate most of our near term revenue for such products. Accordingly, any delays, reductions or other disruptions of Lucent's purchasing volume would have a significant and material adverse effect on our revenues.

The markets we serve are highly competitive, and we may be unable to compete effectively.

        Competition in the high growth markets that we target for our products is intense, and we expect it to intensify as current competitors expand their product offerings and new competitors enter the market. Competition in many of our markets is highly fragmented.

        Our current voice enhancement competitors include Ditech Communications Corporation and Tellabs, Inc. Current voice application systems competitors include Comverse Technology, Inc., Unisys Corporation, Hewlett-Packard Company, IBM, and Intervoice-Brite, Inc. These competitors have established themselves as systems suppliers to wireless operators, our target customers.

        Our current system building blocks competitors include AudioCodes Ltd., RadiSys Corporation, Brooktrout, Inc., Dialogic Corp., a wholly owned subsidiary of Intel Corporation, and the Blue Wave division of Motorola, Inc. Others may enter our markets in the future.

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

We rely on third parties to assemble, and in certain cases, to ship, distribute and install our products.

        We do not have in-house manufacturing capabilities and currently rely on several third-party contract manufacturer partners to assemble our printed circuit boards and other product offerings. Our manufacturing capabilities are concentrated on these manufacturers, some of which are the sole source for the products such partner manufactures for us. In addition, some of these manufacturers ship our products directly from their fabrication facility, and provide distribution and installation services. This reliance could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products. Any problems that occur and persist in connection with the delivery, quality or cost of the assembly of our products could affect our ability to ship product and recognize revenue, harm our relationship with our customers and harm our business.

We depend on sole source suppliers for certain components used in our products.

        We rely on vendors to supply components for our products, and we rely on sole source suppliers for certain custom integrated circuits and other devices that are components of one or more of our products. In particular, Texas Instruments is our sole source for the digital signal processors used in many of our products and customarily requires order lead times of 12 to 14 weeks or more to insure delivery in desired quantities. In addition, Agere Systems, Inc. is our sole source supplier for integrated circuit components used in many of our products and customarily requires order lead times of 13 weeks or more. An interruption in supply from either Texas Instruments or Agere would disrupt production, thereby adversely affecting our ability to deliver products to our customers. Converting to an alternative source for key components could require a large investment in capital and manpower resources and might cause significant delays in introducing replacement products. Although we believe we could identify alternative sources for all of our components, that process could take several months, and any interruption in our supplies could harm our business.

We do not obtain binding purchase commitments from our customers and rely on projections prepared by our customers in assessing future demand for our products.

        Our volume purchase agreements with network equipment providers and our supply agreements with service providers are not supported by purchase obligations. Therefore, there can be no assurance that these agreements will result in purchase orders for our products. After we begin receiving initial orders for a product from a customer, we rely heavily on the customer's projections as to future needs for our product, without having any binding commitment from the customer as to future orders. Because our expenses are based on forecasting of future orders, a substantial reduction or delay in orders for our products from our customers could harm our business.

Our products typically have long sales cycles, causing us to expend significant resources before achieving agreements or "design wins" and recognizing revenue.

        The length of our sales cycle typically ranges from six to eighteen months and varies substantially from customer to customer. Prospective customers generally must commit significant resources to test and evaluate our products and integrate them into their operating environment or product offering. This evaluation period is often prolonged due to delays associated with approval processes that typically accompany the design and testing of new communications equipment by our customers. In addition, the rapidly emerging and evolving nature of the markets in which we and our customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after we achieve an agreement or "design win" and our product is expected to be utilized in a product or service offering being developed by our customer, the timing of the development, introduction and implementation of those products is controlled by, and can vary significantly with the needs of, our customers and may exceed several months. This complicates our planning processes and reduces the predictability of our earnings. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may fail to achieve our revenue goals.

The average selling prices of our products may decrease, which could adversely affect gross margins and revenues.

        Competitive pressures and rapid technological change may cause erosion of the average selling prices of our products and services. In addition, as many of our target customers are network equipment providers and service providers with significant market power, we may face pressure from them for steep volume-based discounts in our pricing. Any significant erosion in our average selling prices could impact our gross margins and harm our business.

Our revenue growth depends significantly on the timely development and launch of new products and product enhancements, and we cannot be sure that our new products will gain wide market acceptance.

        The communications equipment and services market is characterized by rapid technological change, which requires continual development and introduction of new products and product enhancements that respond to evolving market needs and industry standards on a timely and cost-effective basis. Successfully developing new products requires us to accurately anticipate technological evolution in the communications industry as well as the technical and design needs of our customers. In addition, new product development and launch require significant commitments of capital and personnel. We are continuing to invest significant research and development resources into new product categories, including voice applications and packet infrastructure, and supporting technologies, the market acceptance and commercial viability of which has not been proven. Failure to successfully update and enhance current products and to develop and launch new products would harm our business.

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

        If appropriate opportunities present themselves, we may acquire businesses, technologies, services or products that we believe are strategic. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our net income.

Internal development efforts by our customers may adversely affect demand for our system building blocks.

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

        Sales to customers outside North America accounted for approximately 37% of our revenues in 2001, and we believe a material portion of our domestic sales results in the use of our products outside North America. Since customers generally evaluate our purchase price as expressed in their own currency, changes in foreign currency exchange rates may hurt our sales in other countries. In addition, some of our sales transactions are denominated in local currency and we do not mitigate the currency risk by engaging in currency-hedging transactions. An increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets or adversely impact the U.S. dollar yield from sales transactions denominated in local currency.

        Other risks arising from our international business include political instability or recessions in other countries, the imposition of trade and tariff regulations by foreign governments and the difficulties in managing operations across disparate geographic areas. These or other factors may limit our ability to sell our products and services in other countries.

The markets we target may not develop as rapidly as we anticipate.

        We currently operate in four areas of the communications market: echo cancellation systems, voice application systems including speech access to network content, network infrastructure and system building blocks. Although we expect growth in these areas, each of these market areas is characterized by emerging product categories and rapid technological change, and we may fail to generate demand for our products at the levels we anticipate, which could limit our future revenues and harm our business.

Future regulation or legislation could restrict our business or increase our costs.

        We are unable to predict the impact, if any, that future legislation, legal decisions or regulations relating to our target markets may have on our business, financial condition and results of operations. Regulation may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products and services, either of which could restrict our business or increase our cost of doing business.

Anti-takeover provisions in Delaware law and our corporate documents may affect the value of our common stock.

        Provisions of Delaware law and our corporate documents may make it difficult and expensive for a third party to acquire us. For example, our certificate of incorporation provides for the election of members to our board of directors for staggered three-year terms, we have adopted a shareholder rights plan, and under the indenture related to our notes, a third party is prevented from acquiring us without the consent of the debt holders. The existence of these anti-takeover provisions may substantially impede the ability of a third party to acquire control of us or accumulate large blocks of our common stock, which may adversely affect our stock price.

Item 2.    Properties

        We lease two facilities totaling approximately 145,000 square feet for our corporate headquarters in Framingham, Massachusetts. The leases on these facilities expire in May 2012.

        We also lease facilities in Red Bank, New Jersey, Schaumburg, Illinois, Saint-Hubert, Quebec, Chaville, France and Bet Shamesh, Israel, in which we conduct design and engineering operations. The Chaville office also serves as our European sales and service headquarters.

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

Item 3.    Legal Proceedings

        From time to time, we are a party to various legal proceedings incidental to our business. We have no material legal proceedings currently pending, except as described below:

        We are the defendant in an action by Connectel, LLC initially filed in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of our products infringe upon a United States patent owned by it and seeks injunctive relief and damages in an unspecified amount. The patent relates to a specific routing protocol. The action is in the discovery phase. We have reviewed the allegations with our patent counsel and believe that none of our products infringe upon the patent. We are defending the claim vigorously.

Item 4.    Submission of Matters to a Vote of Securities Holders

        None during the fourth quarter of 2001.

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

Year Ended December 31, 2000	High	Low
First Quarter	$42.88	$16.13
Second Quarter	56.22	22.50
Third Quarter	76.88	45.31
Fourth Quarter	57.25	6.03
Year Ended December 31, 2001
First Quarter	$11.94	$7.56
Second Quarter	8.13	4.94
Third Quarter	6.59	1.56
Fourth Quarter	5.18	1.56

        As of December 31, 2001, we had approximately 243 stockholders of record of our common stock.

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

ISSUANCE OF UNREGISTERED SECURITIES

        We acquired Inno Media Logic (I.M.L.) Inc. ("IML") of St. Hubert, Quebec in July 2000 for a combination of cash and stock. We and our wholly owned Canadian subsidiaries issued to the stockholders of IML 982,296 shares of our common stock and shares exchangeable into an additional 1,653,004 shares of our common stock. As of December 31, 2001, an aggregate of 160,096 additional shares of our common stock had been issued in exchange for exchangeable shares. The shares of our common stock and the exchangeable shares were issued, as to acquirers in the United States, in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933 (the "Act") and, as to acquirers outside the United States, pursuant to Regulation S under the Act. We registered on form S-3 under the Act, effective August 25, 2000, for public sale in the United States, all the shares of our common stock which were or are to be issued to the former shareholders of IML.

Item 6.    Selected Financial Data.

        Components of selected financial information consist of the following:

SELECTED FINANCIAL INFORMATION

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands except per share data)
Revenues	$75,363	$76,529	$79,476	$134,612	$80,984
Gross profit	50,065	48,411	47,956	78,798	39,630
Operating income (loss)	7,319	(10,057)	(17,869)	(35,555)	(151,601)
Income (loss) before income taxes and extraordinary item	8,517	(8,993)	(17,688)	(26,871)	(160,149)
Income tax expense (benefit)	4,758	(2,868)	1,000	780	(6,164)
Gain on early extinguishment of debt, net of tax	—	—	—	—	11,327
Net income (loss)	3,759	(6,125)	(18,688)	(27,651)	(142,658)
Net income (loss) per share:
Basic	$0.18	$(0.28)	$(0.81)	$(0.83)	$(3.90)
Diluted	$0.17	$(0.28)	$(0.81)	$(0.83)	$(3.90)
Weighted average common shares used in computing net income (loss) per share:
Basic	20,962	21,847	22,965	33,147	36,551
Diluted	22,358	21,847	22,965	33,147	36,551
	December 31,
	1997	1998	1999	2000	2001
Total assets	$81,693	$78,950	$70,709	$498,778	$319,105
Long-term debt,
less current portion	243	260	306	175,000	128,432

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

        We design, deliver and support technology-leading systems and system building blocks for innovative voice, video and data services on wireless and wireline networks. Our products and services are built on open technologies and strategic relationships with application and technology suppliers and leverage best-in-class supply chain and integration partnerships. Because of this, our customers, all of the world's top communications equipment suppliers, and many of the world's top solution developers and service providers, are able to enhance their competitive position and bring their applications and services to market faster and at lower costs.

        During 2001 we initiated a major reorganization and repositioning of our business to offer systems as well as system building blocks to our customers. The success of this reorganization and repositioning is dependent upon, among other things, our ability to effect major changes in our prior sales, marketing and sourcing strategies. To accomplish our repositioning, we are in the process of several initiatives, the effectiveness of which will affect our future operating results. We are increasing our dependence on a direct sales force to penetrate new customers for our systems offerings, including the creation of a sales force to penetrate wireless service providers. In concert with our greater emphasis on systems offerings, we are shifting the primary sales method of our historical system building blocks to indirect channels and original equipment manufacturers. We have also begun to leverage our existing supplier relationships and to develop a broader network of suppliers and strategic partners to support our systems level product offerings. There can be no assurance that we will be successful at implementing these changes and the failure to achieve successfully one or more of these initiatives could result in reduced revenues and/or increased expenses. In addition, there can be no assurance that our repositioning, even if fully implemented, will have a positive effect on our financial results or operations.

        We achieved sequential increases in revenue over the prior quarter of 16% in the second quarter and 26% in the third quarter of 2000. In the quarter ended September 30, 2000, we achieved record revenues of $40.5 million representing a 100% increase over the same period in the prior year. Revenues of $34.2 million for the fourth quarter of 2000 decreased sequentially over the prior quarter by 16% as we began to experience the effects of the broad-based, worldwide economic slowdown affecting most technology sectors and communications in particular. Revenue continued to decline sequentially over prior quarters in the first, second and third quarters of 2001 by 22%, 37% and 4%, respectively. In the fourth quarter of 2001 we achieved a sequential increase over prior quarter revenue of 35%, primarily due to the revenue generated by the voice enhancement and echo cancellation business acquired from Lucent. As we continue to be in a broad-based economic slowdown affecting most technology sectors and communications in particular, the levels of revenue we will be able to achieve going forward will depend to a great extent upon how long this slowdown will continue.

        Effective April 10, 2001, we acquired Mobilee, Inc. ("Mobilee"), a privately held Massachusetts company, for a total cost of $13.3 million, including transaction costs of approximately $150,000. In connection with the acquisition, we paid net aggregate cash consideration of $11.2 million to the founders and shareholders of Mobilee. An additional $1.0 million was placed in escrow and will be released to the founders of Mobilee on April 10, 2002, less any potential losses we incur that are allowed to be off-set against the escrow per the escrow agreement. This amount was recorded as deferred compensation and is being amortized as compensation expense ratably over the one-year escrow period. We also will issue stock valued at approximately $300,000 to a founder of Mobilee in four equal quarterly installments beginning July 31, 2001, provided that this individual is still employed by us at the time each respective stock issuance is to be made. This amount was recorded as deferred compensation and is being amortized as compensation expense ratably over the one-year period. We have accounted for the acquisition as a purchase business combination.

        On November 30, 2001, we acquired the voice enhancement and echo cancellation business ("VES") of Lucent. Under the terms of the agreement, we paid cash totaling $60 million for all assets of VES. We also entered into a multi-year agreement to serve as the exclusive supplier of stand-alone voice enhancement and echo cancellation systems for Lucent, as Lucent continues to supply these systems to its global service provider customers. This agreement allows us to expand our market reach by establishing new alliances with other communications equipment suppliers and service providers. We also received a perpetual license from Lucent for a substantial portfolio of complementary intellectual property to support the development efforts and growth of the acquired business. We have accounted for the acquisition as a purchase business combination.

        During 2001, we recorded restructuring and other special charges of approximately $11.5 million. These charges consist of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, approximately $2.6 million related to a long-term lease obligation, and approximately $6.6 million related to our strategic repositioning of the Company. The details of these charges are explained further in management's discussion and analysis of 2001 compared to 2000.

        During 2001, we wrote down approximately $56.0 million of impaired long-lived assets related to the goodwill associated with the IML acquisition and the goodwill and acquired technology associated with the ViaDSP acquisition. Based on the declining historical and forecasted operating results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML's and ViaDSP's goodwill had decreased. Furthermore, based on the uncertain future utilization of the acquired technology, the estimated value of ViaDSP's acquired technology had decreased. As a result, these assets were written-down to their fair value.

        During 2001, we paid $27.1 million to extinguish $46.6 million face value of convertible debt. As a result, we recorded a related extraordinary gain of $11.3 million, net of tax expense of $7.6 million. It is reasonably possible that we will record further extraordinary gains or losses related to early debt extinguishment in future reporting periods.

        In October 2001, the Board of Directors approved a stock repurchase program authorizing us to repurchase up to 2,500,000 shares of our outstanding common stock for an aggregate purchase price not to exceed $5.0 million. As of December 31, 2001, we have repurchased 400,000 shares for an aggregate purchase price of $1.9 million.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, investments, intangible assets, income taxes, restructuring and other special charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue Recognition. Our revenue from product sales is generally recognized upon shipment providing that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and title and risk of loss have passed to the customer. If we have a future obligation to install the system or to obtain customer acceptance, revenues are deferred until this obligation has been met. We do not offer rights of return on sales made through our direct sales force. However, we do offer quarterly return rights to a limited number of our indirect channel customers that allow the indirect channel customer to rotate a percentage of their inventory based on their prior quarter purchases. We provide for these return rights each quarter by deferring revenue equal to the estimated return amount.

  Our products are generally a bundled hardware and software solution that are shipped together. We offer a warranty on all of our products that generally provides for us to repair or replace any defective product within eighteen to twenty-four months of the invoice date. Based upon historical experience and expectation of future conditions, we reserve for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. To the extent we may experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty reserve may need to be increased, resulting in decreased gross profit.

  Shipping and handling fees, if any, billed to customers are recognized as revenue. The related costs are recognized in cost of revenues.

    Our service revenue represents 8.4%, 5.8% and 6.5% of our revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Service revenue is primarily comprised of consulting services and technical support services. Consulting services consist of hardware and/or software customization projects provided to our customers through consulting contracts. We recognize revenue for consulting services based on the percentage-of-completion method for fixed fee contracts and as the services are performed for time and materials contracts. Under the percentage-of-completion method, we rely on estimates of total expected contract costs as a factor in determining the timing of when revenue is recorded. In future periods, if revised cost estimates and actual costs incurred differ from our original estimates, we would be required to decrease or increase our profit margin in the appropriate future reporting period. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full in the current period. Technical support services, which we sell separately from our products, consist of on-site support, telephone support, system hosting and training. We recognize revenue for technical support services ratably over the contractual period or as services are provided, based on the nature of the service. We do not provide maintenance service or rights to upgrades or enhancements on any of our products.

    Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

  •
  Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specifically identified customer collection issues. While such charges taken against the allowance for doubtful accounts have historically been within our expectations and the allowance established, we cannot guarantee that we will continue to be able to estimate our future experience with the same success. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

  •
  Inventory. We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Furthermore, if our estimates of future product demand prove to be inaccurate, a reserve adjustment may be required for excess and obsolete inventory.

  •
  Investments. We hold equity investments in which we do not have the ability to exercise significant influence and for which there is not a readily determinable market value. These investments are accounted for under the cost method of accounting. We periodically evaluate the carrying value of these investments for other than temporary impairment. If an impairment is indicated as a result of our analysis, we record a charge to adjust the carrying value of the investment down to fair value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring future charges to write these equity investments down to fair value.

  •
  Intangible Assets and Goodwill. We assess the impairment of long-lived assets, including identifiable intangible assets and goodwill, whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow model.

  •
  Income Taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted statutory tax rates in effect in the year in which the differences are expected to reverse. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. Because we currently believe that the realization of certain deferred tax assets is more unlikely than not, we have established a full valuation against our deferred tax assets. We will continue to assess the valuation allowance and if we were to determine that we would be able to realize our deferred tax assets, an adjustment to the valuation allowance would increase income in the period such determination was made.

  •
  Restructuring and Other Special Charges. Involuntary termination benefits and activity exit costs are recognized when management approves and commits to a sufficiently detailed plan of termination or activity exit plan. During compilation of a plan of termination or activity exit plan, management makes certain assumptions and estimates regarding certain costs contained in these plans based on information gathered from internal and external sources. If actual results of any of these assumptions or estimates were to exceed or not met our expectations in the future, we may need to adjust certain restructuring and other special charges in future reporting periods, resulting in increased or decreased operating expense.

  •
  Accounting for Acquisitions. We account for acquisitions using the purchase method. In connection with the application of the purchase method, management makes certain estimates regarding the value of tangible and intangible assets acquired and liabilities assumed based on information gathered from internal and external sources.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of revenues.

	Year Ended December 31,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.7	41.5	51.1

Gross profit	60.3	58.5	48.9

Operating expenses
Selling, general and administrative	50.3	59.3	108.0
Research and development	31.0	23.2	45.9
Purchased in-process research and development	—	2.4	—
Impairment charges	—	—	68.6
Merger related expenses	1.6	—	—
Restructuring and other special charges	(0.1)	—	13.6

Total operating expenses	82.8	84.9	236.1

Operating loss	(22.5)	(26.4)	(187.2)
Other income (loss), net	0.2	6.5	(10.6)

Loss before income taxes	(22.3)	(19.9)	(197.8)
Income tax expense (benefit)	1.2	0.6	(7.6)

Net loss before extraordinary item	(23.5)	(20.5)	(190.2)
Gain on early extinguishment of debt, net of tax expense	—	—	14.0

Net loss	(23.5)%	(20.5)%	(176.2)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

REVENUES

        Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. Revenues decreased to $81.0 million for the year ended December 31, 2001 from $134.6 million for the year ended December 31, 2000, representing a decrease of 39.8%. The decrease from 2000 to 2001 is attributable to the broad-based, worldwide economic slowdown affecting most technology sectors, and communications in particular, which has had a negative impact across all of our product families. This decrease was partially offset by the revenue generated by VES, which we acquired on November 30, 2001. The levels of revenue we will be able to achieve in the future will depend to a great extent upon how long this slowdown will continue. Future revenues will also depend on the success of our reorganization and repositioning.

        Revenues from sales to customers located outside North America were 36.9% of sales, or $29.9 million, and 28.3% of sales, or $38.1 million, in 2001 and 2000, respectively. The dollar decrease from 2000 to 2001 is due to the broad-based economic slowdown affecting most technology sectors reaching beyond North America.

        No single customer accounted for more than 10% of revenues in 2001 or 2000.

GROSS PROFIT

        Our cost of revenues consist primarily of product cost, cost of services provided to our customers and the overhead associated with testing and fulfillment operations. Gross profit decreased 49.7% to

$39.6 million in 2001 from $78.8 million in 2000, and represented 48.9% and 58.5% of revenues for 2001 and 2000, respectively. The decrease in gross profit is primarily due to an increase in per unit allocated overhead costs that resulted from lower sales volume and increased spending intended to create efficiencies, such as out-sourced manufacturing and order fulfillment, in our supply chain operation. Included in cost of revenues for 2001 are $2.1 million of completed technology amortization related to the VES, Mobilee, IML and ViaDSP acquisitions, a $1.5 million inventory fair value adjustment related to the VES acquisition, $388,000 for the impairment of completed technology from the ViaDSP acquisition, and a $516,000 restructuring charge related to the write-down of IP Services Management inventory. Excluding these costs from cost of revenues would yield a gross profit percentage of 54.5% for the year ended December 31, 2001. Included in cost of revenues for 2000 are $1.1 million of completed technology amortization related to the IML and ViaDSP acquisitions, as well as a $5.1 million inventory fair value adjustment related to the IML acquisition. Excluding these costs from cost of revenues would yield a gross profit percentage of 63.1% for the year ended December 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses. Selling, general and administrative expense increased to $87.4 million for 2001 from $79.8 million for 2000, representing an increase of 9.5%. Included in selling, general and administrative expense for 2001 are $21.3 million of amortization of goodwill and other intangibles related to the VES, Mobilee, IML, ViaDSP and Teknique acquisitions, $14.8 million of non-cash compensation expense related to the Mobilee and IML acquisitions, $1.1 million of amortization of debt issuance costs and the reversal of a $4.7 million accrual related to additional compensation that would not be paid to the employees of IML. This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation. During the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed. Included in selling, general and administrative expense for 2000 are $14.1 million of amortization of goodwill and other intangibles related to the IML, ViaDSP and Teknique acquisitions, $8.7 million of non-cash compensation expense related to the IML acquisition and a $4.7 million accrual for additional compensation related to the IML merger agreement. As we continue to reposition our business and integrate VES, we expect selling, general and administrative expenses to remain relatively flat as cost savings realized as a result of the restructuring and repositioning will be offset by VES expenses.

RESEARCH AND DEVELOPMENT

        Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred. Research and development expense increased to $37.2 million for 2001 from $31.2 million for 2000, representing an increase of 19.1%. The increase in expense was due to increased development project related costs associated with the CG6100, PowerAccess, HearSay and PacketMedia product lines. As we continue to reposition our business and integrate VES, we expect research and development expenses to remain relatively flat as cost savings realized as a result of the restructuring and repositioning will be offset by VES expenses.

RESTRUCTURING AND OTHER SPECIAL CHARGES

        During 2001, we recorded restructuring and other special charges of approximately $11.5 million. These charges consist of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, approximately $2.6 million related to a long-term lease obligation, and approximately $6.6 million related to our strategic repositioning of our Company. For this total charge of $11.5 million, approximately $516,000 related to the write-down of IP Services Management inventory and is included in the statement of operations classification, "cost of revenues." The remaining $11.0 million is included in the statement of operations classification, "restructuring and other special charges." The details of each of these items are outlined below.

  IP Services Management Charges

        During 2001, we announced a plan to close our IP Services Management operation, which resulted in restructuring and other special charges of $2.3 million. As part of this plan, all 30 employees of the IP Services Management operation were terminated. The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write-downs, approximately $516,000 of inventory write-downs, approximately $406,000 of lease termination costs and approximately $139,000 of other administrative closing costs. At December 31, 2001, the remaining accrued balance for this charge was approximately $536,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the majority of the remaining accrued balance during 2002.

  Long-Term Lease Obligation Charges

        We lease a facility in Schaumburg, Illinois that is not currently being occupied by us and will not be occupied by us in the future. This facility was sub-leased by us to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008. In April 2001, we were notified that the tenant had filed for bankruptcy protection and we would be required to resume primary responsibility for the lease payments on this facility. We are currently working with a real estate agent to find another sub-lease tenant for this facility. We have estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $2.6 million, and this amount is included as restructuring and other special charges in 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $2.2 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." Due to the long-term nature of this liability, we expect to utilize the remaining accrued balance over the next five years.

  Strategic Repositioning Charges

        During 2001, we announced a major restructuring and repositioning of our business. As a result of this repositioning, we will have eliminated approximately 160 positions at our facilities in the United States, Canada, Europe and Asia. These terminations consist primarily of engineering positions, but also include manufacturing, sales and administrative positions. Severance costs related to these terminations of approximately $2.8 million have been recorded as restructuring and other special charges during 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $1.6 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the remaining accrued balance during 2002.

        Due to this strategic repositioning, certain facilities and fixed assets were no longer being utilized by us and will not be utilized by us in the future. We are currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe. We have estimated that the difference between the committed lease payments over the lives of the leases and the sub-lease rental income will approximate $702,000, and this amount is included as restructuring and other special charges in 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $702,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the majority of the remaining accrued balance during 2002. We are also in the process of disposing of the fixed assets that are no longer being utilized. These fixed assets consist primarily of leasehold improvements on the idle leased facilities and computer equipment, furniture and fixtures and machinery and equipment that were used in connection with activities that have been discontinued. The total charge for the fixed assets that is included as restructuring and other special charges in 2001 is $2.4 million. At December 31, 2001, there is no accrual balance related to this charge.

        Additional costs of approximately $670,000 related to the strategic repositioning have been charged to restructuring and other special charges. These costs consist primarily of contract termination charges and legal fees. At December 31, 2001, the remaining accrued balance for this charge was approximately $520,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the remaining accrued balance during 2002.

IMPAIRMENT CHARGE

        We review long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value. During 2001, we wrote down approximately $56.0 million of impaired long-lived assets which consisted of approximately $55.3 million related to the goodwill associated with the IML acquisition and approximately $638,000 related to the goodwill and acquired technology associated with the ViaDSP acquisition. Based on the declining historical and forecasted operating results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML's and ViaDSP's goodwill had decreased. Furthermore, based on the uncertain future utilization of the acquired technology, the estimated value of ViaDSP's acquired technology had decreased. As a result, these assets were written-down to their fair value. The charge of approximately $55.6 million related to the write-down of goodwill is included in the statement of operations classification "impairment charges" while the charge of approximately $388,000 related to acquired technology is included in the statement of operations classification "cost of revenues."

        It is reasonably possible that we may incur additional impairment charges for long-lived assets, including goodwill, in future reporting periods.

OTHER INCOME (LOSS), NET

        Other income and expense, reflecting net interest income, one time gains or losses and foreign exchange gains and losses, decreased to ($8.5 million) for 2001 from $8.7 million for 2000. Included in other income and expense for 2001 is a $4.7 million foreign currency translation loss generated on the intercompany debt related to the IML transaction, a $7.0 million write-down to fair market value of a minority investment, $8.3 million of interest expense related to the convertible notes and a $174,000 gain on the sale of a minority investment. Included in other income and expense for 2000 is a $2.3 million foreign currency translation loss generated on the intercompany debt related to the IML transaction, $2.0 million of interest expense related to the convertible notes and a $2.2 million gain on the sale of minority investments.

INCOME TAX (BENEFIT) EXPENSE

        Income tax (benefit) expense was ($6.2 million) and $780,000 for 2001 and 2000, respectively. Our effective tax rate decreased in 2001 to (3.8%) from 2.9% in 2000. In 2001, the primary component of the effective tax rate is the maintenance of the full valuation allowance on the deferred tax asset. In 2000, the primary components of the effective tax rate are the non-deductible amortization of intangible assets and the maintenance of the full valuation allowance on the deferred tax asset.

EXTRAORDINARY GAIN

        During 2001, we paid $27.1 million to extinguish $46.6 million face value of convertible debt. As a result, we recorded a related extraordinary gain of $11.3 million, net of tax expense of $7.6 million. It is reasonably possible that we will record further extraordinary gains or losses related to early debt extinguishment in future reporting periods.

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

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses. Selling, general and administrative expense increased to $79.8 million for 2000 from $40.0 million for 1999, representing an increase of 99.7%. The increase in expenses was primarily due to $12.8 million of amortization of goodwill and other intangibles and $13.4 million of compensation expense related to the acquisition of IML, which occurred in 2000. The additional increase was due to costs associated with increased selling activity.

RESEARCH AND DEVELOPMENT

        Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred. Research and development expense increased to $34.5 million for 2000 from $24.7 million for 1999, representing an increase of 39.7%. The increase in expense was due to the write-off of $3.3 million of in-process research and development expense related to the IML acquisition, $1.0 million expense related to the execution of a funded research and development agreement acquired in the IML transaction, and increased personnel and project development costs associated with the CG6000, PowerBlade, PowerAccess, HearSay and PacketMedia product lines and development of PolicyPoint.

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

Liquidity and Capital Resources

        As of December 31, 2001, our principal sources of liquidity included cash and cash equivalents of $84.0 million and marketable securities of $77.2 million. We also have access to a $7.5 million bank line of credit for working capital purposes that was established in May 1999 and amended on August 30, 2001. Borrowings under our line of credit bear interest at the bank's floating rate of prime plus one percent. This interest rate will be reduced to the bank's floating rate of prime upon completion of a common stock offering by us. We are subject to certain covenants under the agreement. The most significant of these covenants require the maintenance of equity and liquidity ratios, timely financial reporting to the bank and the maintenance of depository and operating accounts with the bank. As of December 31, 2001 we were in compliance with all of those covenants, and there were no amounts outstanding. This credit agreement is subject to renewal on May 13, 2002. We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in the contractual obligations table below and in our consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities

        Cash provided by (used in) operations for the years ended December 31, 2001, 2000 and 1999 was ($35.4 million), $14.6 million and $7.6 million, respectively. The following table provides a reconciliation of our net loss to cash provided by (used in) operations for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Net loss	$(142,658)	$(27,651)	$(18,688)

Non-cash adjustments:
Depreciation and amortization (1)	47,172	35,476	6,691
Loss on impairment of fixed assets	3,069	—	—
Loss on impairment of goodwill and other intangibles	55,985	—	—
Foreign exchange translation loss on intercompany debt	4,688	2,291	—
Loss on minority investment	7,000	—	—
Purchased in-process research and development	—	3,300	—
Write off of debt issuance costs	1,222	—	—
Amortization of bond issuance costs	1,074	237	—
Deferred taxes	—	—	4,820
Tax benefit from stock option exercises	—	—	2,165

Total non-cash adjustments	$120,210	$41,304	$13,676

Cash adjustments:
Gain on minority investment	—	(2,228)	—
Gain on repurchase of convertible notes	(18,878)	—	—
Change in working capital	5,807	3,746	12,448
Other	101	(605)	163

Total cash adjustments	$(12,970)	$913	$12,611

Cash provided by (used in) operating activities	$(35,418)	$14,566	$7,599

(1)
Includes depreciation and amortization of fixed assets, amortization of goodwill and other intangibles and deferred stock compensation expense amortized or accrued.

        The change in working capital in 2001 was primarily due to the changes in accounts receivable, inventory and accrued expenses and other liabilities. Accounts receivable decreased from $18.8 million in 2000 to $12.5 million in 2001. This decrease was the result of the decrease in revenue for 2001 compared to 2000. Inventory increased from $7.8 million in 2000 to $11.1 million in 2001. The increase in inventory resulted from the acquisition of $8.2 million of inventory in connection with the VES acquisition, offset by a decrease in inventory that resulted from a declined demand for our products in 2001 as compared to 2000. Accrued expenses and other liabilities decreased from $25.2 million to $21.2 million due to the reversal of a $4.7 million accrual related to additional consideration that was to be paid to the former shareholders of IML. This accrual was established in 2000 when it appeared that IML would achieve the financial targets needed to earn the additional consideration. We reversed this accrual in 2001 when it became known that these financial targets would not be met by IML.

        The change in working capital in 2000 was primarily due to the changes in accounts receivable and accrued expenses and other liabilities. Accounts receivable increased from $11.6 million in 1999 to $18.8 million in 2000. This increase was the result of the increase in revenue for 2000 compared to 1999. Accrued expenses increased from $9.8 million in 1999 to $25.2 million in 2000. The increase in accrued expenses and other liabilities is primarily due to the accrual of interest to be paid on the convertible notes and the accrual of $4.7 million of additional consideration to be paid to the former shareholders of IML based on the achievement of certain financial targets.

        The change in working capital in 1999 was primarily due to the changes in accounts receivable and inventory. Accounts receivable decreased from $17.2 million in 1998 to $11.6 million in 1999. This decrease was the result of more timely cash collections and an increase in the allowance for doubtful accounts. Inventory decreased from $9.8 million in 1998 to $5.4 million in 1999. The decrease in inventory was due to a successful effort by management to reduce inventory levels.

        Cash used in investing activities in 2001, 2000 and 1999 was $133.6 million, $99.1 million and $7.7 million, respectively. Cash of $254.5 million, $672.8 million and $17.3 million was used to purchase marketable securities, with cash of $206.0 million, $650.6 million and $16.4 million provided from maturities of marketable securities for 2001, 2000 and 1999, respectively. Capital expenditures were $12.8 million, $10.5 million and $6.2 million for 2001, 2000 and 1999, respectively. In 2001 we spent a total of $73.8 million to acquire VES and Mobilee and in 2000 we spent $65.8 million to acquire IML. We expect capital expenditures in 2002 will approximate $19.4 million, principally for testing equipment, development equipment and computer hardware and software.

        Cash provided by (used in) financing activities in 2001, 2000 and 1999 was ($27.5 million), $349.2 million and $4.2 million, respectively. In 2001, we used cash of $27.1 million to extinguish $46.6 million face value of convertible debt and $1.9 million to purchase 400,000 shares of common stock through our repurchase plan, while cash of $1.7 million was provided by the exercise of stock options and the purchase of stock through our employee stock purchase plan. In 2000, cash of $349.9 million was provided by the offerings of our common stock and convertible notes. In 1999, cash was provided primarily by the exercise of stock options and issuance of debt used to fund QWES operations. This was partially offset by our purchase for $1.1 million of 100,000 shares of common stock through our repurchase plan, which our board of directors authorized in July 1999 and subsequently rescinded.

        The following table details our future payments due under contractual obligations. We currently do not have any commercial commitments.

	Payments Due by Period
Contractual Obligations
	2002	2003	2004	2005	2006	Thereafter	Total
Property Leases	$4,972	$4,325	$4,064	$3,646	$3,678	$16,711	$37,396
Convertible Notes				128,432			128,432

Total Contractual Obligations	$4,972	$4,325	$4,064	$132,078	$3,678	$16,711	$165,828

        We believe that our available cash, cash equivalents, marketable securities and bank line of credit will be sufficient to meet our operating expenses, capital requirements and contractual obligations for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot provide assurance that additional funding will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the introduction of new products and potential acquisitions of related businesses or technology.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("FAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("FAS No. 142"), "Goodwill and Other Intangible Assets." FAS No. 141 is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS No. 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually and the amortization period of intangible assets with finite lives will no longer be limited to forty years. We adopted FAS No. 141 and FAS No. 142 on January 1, 2002. The adoption of FAS No. 141 did not have a significant impact on our consolidated financial statements. The adoption of FAS No. 142 will eliminate the amortization expense of goodwill from our consolidated statement of operations, resulting in a decrease of our operating expenses. However, this decrease will be offset by the amortization of intangible assets that were acquired during 2001. Additionally, as a result of the required periodic impairment reviews of goodwill, if an impairment is indicated in a future reporting period, we may be required to record an impairment charge in that future reporting period to reflect the reduction of the carrying value of goodwill to its fair value.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. We are required to adopt SFAS No. 144 for our fiscal year beginning after December 15, 2001 and we do not believe it will have a significant impact on our consolidated financial statements.

Quarterly Results (Unaudited)

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

        We achieved sequential increases in revenue over the prior quarter of 16% in the second quarter and 26% in the third quarter of 2000. In the quarter ended September 30, 2000, we achieved record revenues of $40.5 million representing a 100% increase over the same period in the prior year. Revenues of $34.2 million for the fourth quarter of 2000 decreased sequentially over the prior quarter by 16% as we began to experience the effects of the broad-based, worldwide economic slowdown affecting most technology sectors and communications in particular. Revenue continued to decline sequentially over prior quarters in the first, second and third quarters of 2001 by 22%, 37% and 4%, respectively. In the fourth quarter of 2001 we achieved a sequential increase over prior quarter revenue of 35%, primarily due to the revenue generated by VES.

        Our cost of revenues and operating expenses over the two-year period ended December 31, 2001 have generally increased as a percentage of revenue. For cost of revenues, this trend is due to increased spending to create future efficiencies in our supply chain operation. For operating expenses, this trend is due to increased acquisition and non-recurring expenses including, but no limited to, goodwill and other intangibles amortization, deferred compensation amortization, impairment charges and restructuring and other special charges.

        We expect to continue to maintain our levels of research and development and sales and marketing expenditures, and therefore we can only achieve profitability if we can significantly increase our revenues. If our revenues do not meet the levels that we anticipate, or if our costs and expenses exceed our expectations, we will again sustain operating losses.

        Our quarterly operating results may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to: fluctuations in our customers' businesses; demands for our customers' products incorporating our products; timing and market acceptance of new products or enhancements introduced by us or our competitors; availability of components from our suppliers and the manufacturing capacity of our subcontractors; timing and level of expenditures for sales, marketing and product development; and changes in the prices of our products or of our competitors' products.

        In addition, we have historically operated with less than one quarter's worth of backlog and a customer order pattern that is skewed toward the later weeks of the quarter. Any significant deferrals of orders for our products would cause a shortfall in revenue for the quarter. Accordingly, we cannot be sure that we will be profitable in any particular quarter.

        For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $59.1 million at December 31, 2001, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also have a foreign net operating loss carryforward of approximately $13.8 million. We have $3.8 million of tax credits that are composed of federal research and development credits and state and local credits. These credits expire beginning in 2002.

        We believe that our revenues and results of operations have not been significantly impacted by inflation during the past three fiscal years.

        All figures set out in the table below are in thousands, except per share data, and are unaudited.

	Quarter Ended
	31-Mar-00	30-Jun-00	30-Sep-00	31-Dec-00	31-Mar-01	30-Jun-01	30-Sep-01	31-Dec-01
Revenues	$27,722	$32,125	$40,536	$34,229	$26,617	$16,764	$16,034	$21,569
Cost of revenues	10,589	11,991	17,450	15,784	11,454	9,379	8,942	11,579

Gross profit	17,133	20,134	23,086	18,445	15,163	7,385	7,092	9,990
Operating expenses:
Selling, general and administrative	11,011	11,806	28,840	28,191	21,562	25,772	22,410	17,695
Research and development	6,984	6,940	8,434	8,847	8,678	10,007	9,186	9,295
Purchased in-process research and development	—	—	3,300	—	—	—	—	—
Impairment charges	—	—	—	—	—	55,347	250
Restructuring and other special charges	—	—	—	—	—	3,037	—	7,992

Total operating expenses	17,995	18,746	40,574	37,038	30,240	94,163	31,846	34,982

Operating income (loss)	(862)	1,388	(17,488)	(18,593)	(15,077)	(86,778)	(24,754)	(24,992)
Other income (loss) net	1,976	3,989	2,571	148	(6,202)	2,639	(3,309)	(1,676)

Income (loss) before income taxes	1,114	5,377	(14,917)	(18,445)	(21,279)	(84,139)	(28,063)	(26,668)
Income tax expense (benefit)	78	376	312	14	225	250	(3,652)	(2,987)

Net income (loss) before extraordinary item	$1,036	$5,001	$(15,229)	$(18,459)	$(21,504)	$(84,389)	$(24,411)	$(23,681)
Extraordinary gain on extinguishment of debt	—	—	—	—	—	—	5,666	$5,661

Net income (loss)	$1,036	$5,001	$(15,229)	$(18,459)	$(21,504)	$(84,389)	$(18,745)	$(18,020)

Basic loss before extraordinary item per common share	$0.04	$0.15	$(0.42)	$(0.51)	$(0.59)	$(2.31)	$(0.67)	$(0.65)
Extraordinary gain on extinguishment of debt	—	—	—	—	—		0.16	0.16

Basic net loss per common share	$0.04	$0.15	$(0.42)	$(0.51)	$(0.59)	$(2.31)	$(0.51)	$(0.49)

Diluted net loss per common share	$0.03	$0.14	$(0.42)	$(0.51)	$(0.59)	$(2.31)	$(0.51)	$(0.49)

	Quarter Ended
(Percent of revenues)
	31-Mar-00	30-Jun-00	30-Sep-00	31-Dec-00	31-Mar-01	30-Jun-01	30-Sep-01	31-Dec-01
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.2	37.3	43.0	46.1	43.0	55.9	55.8	53.7

Gross profit	61.8	62.7	57.0	53.9	57.0	44.1	44.2	46.3
Operating expenses:
Selling, general and administrative	39.7	36.8	71.1	82.4	81.0	153.7	139.8	82.0
Research and development	25.2	21.6	20.8	25.8	32.6	59.7	57.3	43.1
Purchased in-process research and development	—	—	8.2	—	—	—	—	—
Impairment charges	—	—	—	—	—	330.2	1.5	—
Restructuring and other special charges	—	—	—	—	—	18.1	—	37.1

Total operating expenses	64.9	58.4	100.1	108.2	113.6	561.7	198.6	162.2

Operating income (loss)	(3.1)	4.3	(43.1)	(54.3)	(56.6)	(517.6)	(154.4)	(115.9)
Other income (loss), net	7.1	12.4	6.3	0.4	(23.3)	15.7	(20.6)	(7.7)

Income (loss) before income taxes	4.0	16.7	(36.8)	(53.9)	(79.9)	(501.9)	(175.0)	(123.6)
Income taxes expense (benefit)	0.3	1.2	0.8	0.0	0.8	1.5	(22.8)	(13.8)

Net income (loss) before extraordinary item	3.7	15.5	(37.6)	(53.9)	(80.7)	(503.4)	(152.2)	(109.8)
Extraordinary gain on extinguishment of debt	—	—	—	—	—	—	35.3	26.3

Net income (loss)	3.7%	15.5%	(37.6)%	(53.9)%	(80.7)%	(503.4)%	(116.9)%	(83.5)%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents, marketable securities and non-marketable securities are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. At December 31, 2001, we had $128.4 million of long-term debt outstanding. A hypothetical 10% decrease in our weighted-average borrowing rate at December 31, 2001 would not have materially affected the year-end carrying value of the debt. Our exposure to currency exchange rate fluctuations has been moderate due to the fact that the operations of our international subsidiaries are primarily conducted in their respective local currencies. During 2000, two of our subsidiaries, a U.S. subsidiary and a Canadian subsidiary, entered into an intercompany debt arrangement whereby the U.S. subsidiary issued a loan to the Canadian subsidiary. The debt is denominated in U.S. dollars and will be settled during the ordinary course of business. In 2001 and 2000, as a result of remeasuring the debt at each reporting period, we incurred a foreign exchange loss of approximately $4.7 million and $2.3 million, respectively. Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Accountants

To the Board of Directors and Stockholders of NMS Communications Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of NMS Communications Corporation (formerly, Natural MicroSystems Corporation) and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
January 16, 2002, except for Note 17
as to which the date is February 13, 2002

NMS Communications Corporation

Consolidated Balance Sheets

	December 31,
	2000	2001
	(In thousands except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$280,152	$84,010
Marketable securities	29,002	77,168
Accounts receivable, net of allowance for doubtful accounts of $1,260 and $1,178, respectively	18,840	12,540
Inventories	7,781	11,062
Prepaid expenses and other assets	5,189	4,263
Income tax receivable	2,278	2,548

Total current assets	343,242	191,591

Property and equipment, net	19,768	20,768
Other assets	16,340	5,587
Goodwill and other intangibles, net	119,428	101,159

Total assets	$498,778	$319,105

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	6,576	5,763
Accrued expenses and other liabilities	25,218	21,171

Total current liabilities	31,794	26,934

Long-term debt less current portion	175,000	128,432
Commitments and contingencies (see note 15)
Stockholders' equity:
Common stock, $.01 par value; 125,000,000 shares authorized at December 31, 2000 and 2001, 36,494,753 and 36,728,965 shares issued at December 31, 2000 and 2001, respectively, and 36,401,236 and 36,328,965 shares outstanding at December 31, 2000 and 2001, respectively	364	367
Additional paid-in capital	375,663	366,969
Accumulated deficit	(49,631)	(192,289)
Accumulated other comprehensive loss	(1,065)	(383)
Deferred compensation	(31,028)	(9,049)
Notes receivable from common stockholders	(96)	—
Treasury stock, at cost, 93,517 and 400,000 shares in 2000 and 2001, respectively	(2,223)	(1,876)

Total stockholders' equity	291,984	163,739

Total liabilities and stockholders' equity	$498,778	$319,105

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	1999	2000	2001
	(In thousands except for per share data)
Revenues	$79,476	$134,612	$80,984
Cost of revenues	31,520	55,814	41,354

Gross profit	47,956	78,798	39,630
Operating expenses:
Selling, general and administrative	39,976	79,848	87,439
Research and development	24,705	31,205	37,166
Purchased in-process research and development	—	3,300	—
Impairment charges	—	—	55,597
Merger related expenses	1,235	—	—
Restructuring and other special charges	(91)	—	11,029

Total operating expenses	65,825	114,353	191,231

Operating loss	(17,869)	(35,555)	(151,601)
Interest income	849	11,947	12,613
Interest expense	(239)	(2,640)	(8,320)
Other	(429)	(623)	(12,841)

Other income (loss), net	181	8,684	(8,548)

Loss before income taxes and extraordinary item	(17,688)	(26,871)	(160,149)
Income tax expense (benefit)	1,000	780	(6,164)

Net loss before extraordinary item	(18,688)	(27,651)	(153,985)
Gain on early extinguishment of debt, net of tax
expense of $7,551	—	—	11,327

Net loss	$(18,688)	$(27,651)	$(142,658)

Basic:
Basic loss before extraordinary item per common share	$(0.81)	$(0.83)	$(4.21)
Extraordinary gain on extinguishment of debt	—	—	0.31

Basic net loss per common share	$(0.81)	$(0.83)	$(3.90)

Weighted average basic shares outstanding	22,965	33,147	36,551

Diluted:
Diluted loss before extraordinary item per common share	$(0.81)	$(0.83)	$(4.21)
Extraordinary gain on extinguishment of debt	—	—	0.31

Diluted net loss per common share	$(0.81)	$(0.83)	$(3.90)

Weighted average shares outstanding	22,965	33,147	36,551

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation
Consolidated Statements of Stockholders' Equity

	Preferred stock		Common stock				Accumulated other comprehensive loss		Notes receivable from common stockholders
					Additional paid-in capital	Accumulated earnings (deficit)		Deferred compensation		Treasury stock	Total stockholders equity	Comprehensive income (loss)
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, December 31, 1998	38	$—	23,903	$239	$68,523	$(3,292)	$(48)	$(110)	$(99)	$—	$65,213	$(6,171)

Exercise of common stock options and warrants			737	7	2,285						2,292
Conversion of preferred into common	(38)		784	8	140						148
Amortization of deferred compensation								110			110
Issuance of common stock under employee purchase plan			109	1	235						236
Stock repurchase			(200)	(2)						(1,058)	(1,060)
Tax benefit related to stock options					2,165						2,165
Treasury stock used in ESPP Plan			187	2	(552)					990	440
Change in market value of securities available for sale							93				93	93
Foreign currency translation adjustment							(436)				(436)	(436)
Net loss						(18,688)					(18,688)	(18,688)

Balance, December 31, 1999	—	$—	25,520	$255	$72,796	$(21,980)	$(391)	$—	$(99)	$(68)	$50,513	$(19,031)

Exercise of common stock options and warrants			1,295	13	5,911						5,924
Stock issued in follow-on offering, net of offering costs of $9,644			6,900	69	174,862						174,931
Stock issued in acquisition of IML			2,635	26	118,324						118,350
Issuance of common stock under employee purchase plan			144	1	2,170					68	2,239
Settlement of QWES.com escrow			(73)		1,600					(1,600)	—
Deferred compensation								(39,696)			(39,696)
Amortization of deferred compensation								8,668			8,668
Stock repurchase			(20)							(623)	(623)
Debt repayment by common stockholders									3		3
Foreign currency translation adjustment							(674)				(674)	(674)
Net loss						(27,651)					(27,651)	(27,651)

Balance, December 31, 2000	—	$—	36,401	$364	$375,663	$(49,631)	$(1,065)	$(31,028)	$(96)	$(2,223)	$291,984	$(28,325)

Exercise of common stock options and warrants			149	1	464						465
Issuance of common stock under employee purchase plan			295	3	(962)					2,223	1,264
Stock issued under Mobilee merger agreement			19	—	—						—
Stock forfeited under IML merger agreement			(135)	(1)	(9,129)			9,130			—
Deferred compensation					933			(1,933)			(1,000)
Amortization of deferred compensation								14,782			14,782
Stock repurchase										(1,876)	(1,876)
Debt repayment by common stockholders									96		96
Change in market value of securities available for sale							113				113	113
Foreign currency translation adjustment							569				569	569
Net loss						(142,658)					(142,658)	(142,658)

Balance, December 31, 2001	—	$—	36,729	$367	$366,969	$(192,289)	$(383)	$(9,049)	$—	$(1,876)	$163,739	$(141,976)

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	1999	2000	2001
	(In thousands)
Cash flow from operating activities:
Net loss	$(18,688)	$(27,651)	$(142,658)
Adjustments to reconcile net loss to cash
provided by (used) in operating activities:
Depreciation and amortization of fixed assets	5,317	6,762	8,952
Amortization of goodwill and other intangibles	1,264	15,358	23,438
Foreign exchange translation loss on intercompany debt	—	2,291	4,688
Loss on impairment of fixed assets	—	—	3,069
Loss on impairment of goodwill and other intangibles	—	—	55,985
(Gain) loss on minority investments	—	(2,228)	7,000
Gain on repurchase of convertible notes	—	—	(18,878)
Write-off of debt issuance costs	—	—	1,222
Amortization of bond issuance costs	—	237	1,074
Deferred stock compensation expense amortized or accrued	110	13,356	14,782
Purchased in-process research and development	—	3,300	—
Deferred income taxes	4,820	—	—
Tax benefit from stock option exercises	2,165	—	—
Other operating activities	163	(605)	101
Changes in operating assets and liabilities,
net of effects of acquisition:
Accounts receivable	5,132	(3,035)	6,068
Inventories	4,195	3,202	4,325
Prepaid expenses and other assets	529	(1,725)	299
Income tax receivable	(2,002)	1,385	(438)
Accounts payable	1,619	(1,480)	(2,364)
Accrued expenses and other liabilities	2,975	5,399	(2,083)

Cash provided by (used in) operating activities	7,599	14,566	(35,418)

Cash flow from investing activities:
Additions to property and equipment	(6,194)	(10,479)	(12,798)
Purchases of marketable securities	(17,326)	(672,777)	(254,511)
Proceeds from the sale of marketable securities	16,393	650,570	206,022
Acquisition of IML business, net of cash acquired	—	(65,836)	—
Acquisition of Mobilee, net of cash acquired	—	—	(12,218)
Acquisition of VES business	—	—	(61,627)
Proceeds from sale of investments	—	5,728	—
Purchase of investments	—	(7,410)	—
Proceeds from the sale of property & equipment	61	194	—
Additions to other assets and intangibles	(159)	(64)	(3)
Additions to goodwill for contingent payments	(515)	—	—
Receipts on notes receivable	—	984	1,500

Cash used in investing activities	(7,740)	(99,090)	(133,635)

Cash flow from financing activities:
Repayment of long-term debt	—	—	(27,430)
Proceeds from the issuance of notes payable	2,256	—	—
Payments of notes payable	—	(2,588)	—
Proceeds from issuance of common stock	2,125	8,111	1,729
Issuance of common stock, net of issuance costs of $9,642	—	174,931	—
Issuance of convertible notes	—	175,000	—
Payment of issuance costs on convertible notes	—	(5,698)	—
Repurchase of common stock	(1,058)	(623)	(1,876)
Issuance of repurchased treasury common stock	990	68	—
Other financing activities	(105)	(24)	62

Cash provided by (used in) financing activities	4,208	349,177	(27,515)

Effect of exchange rate changes on cash	378	(1,118)	426

Net increase in cash and cash equivalents	4,445	263,535	(196,142)

Cash and cash equivalents, beginning of year	12,172	16,617	280,152

Cash and cash equivalents, end of year	$16,617	$280,152	$84,010

Supplemental cash flow information:
Interest paid	$239	$674	$8,922
Taxes paid	197	242	1,280
Noncash transactions:
Issuance of warrants	147	—	—
Acquisition of treasury stock through settlement of QWES.com escrow	—	1,600	—
Acquisition of business:
Fair value of assets acquired, net of cash acquired	—	189,448	74,254
Fair value of liabilities assumed	—	5,262	409
Fair value of stock issued and common stock options exchanged	—	118,350	—

Acquisition of business, net of cash acquired	—	65,836	73,845

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Notes to Consolidated Financial Statements

1—Summary of Significant Accounting Policies

Business Description

        NMS Communications Corporation (the "Company") provides complete, open systems to the world's leading wireless and wireline network operators and network equipment providers. These systems enable communications service providers to rapidly create new services, including voice quality enhancements and voice application systems. The Company provides system building blocks that enable network equipment manufacturers and solutions developers to rapidly develop and deploy new voice communications services in wireless, wireline and enterprise networks.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, intangible assets, income taxes, restructuring and other special charges, and accounting for acquisitions. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation

        Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net and were immaterial for 1999. During 2000, two of the Company's subsidiaries, a U.S. subsidiary and a Canadian subsidiary, entered into an intercompany debt arrangement whereby the U.S. subsidiary issued a loan to the Canadian subsidiary. The debt is denominated in U.S. dollars and will be settled during the ordinary course of business. In 2000 and 2001, as a result of remeasuring the debt at each reporting period, the Company incurred a foreign exchange loss of approximately $2.3 million and $4.7 million, respectively. Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

Revenue Recognition

        Revenue from product sales is generally recognized upon shipment providing that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and title and risk of loss have passed to the customer. If a future obligation to install the system or to obtain customer acceptance exists, revenues are deferred until this obligation has been met. The Company does not offer rights of return on sales made through its direct sales force. The Company does offer quarterly return rights to a limited number of indirect channel customers that allow the indirect channel customer to rotate a percentage of its inventory based on its prior quarter purchases. The Company provides for these return rights each quarter by deferring revenue equal to the estimated return amount.

        The Company's products are generally a bundled hardware and software solution that are shipped together. The Company offers a warranty on all of its products that generally provides for it to repair or replace any defective product within eighteen to twenty-four months of the invoice date. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue.

        Shipping and handling fees, if any, billed to customers are recognized as revenue. The related costs are recognized in cost of revenues.

        Service revenue represents 8.4%, 5.8% and 6.5% of revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Service revenue is primarily comprised of consulting services and technical support services. Consulting services consist of hardware and/or software customization projects provided to customers through consulting contracts. The Company recognizes revenue for consulting services based on the percentage-of-completion method for fixed fee contracts and as the services are performed for time and materials contracts. Technical support services, which are sold separately from products, consist of on-site support, telephone support, system hosting and training. The Company recognizes revenue for technical support services ratably over the contractual period or as services are provided, based on the nature of the service. The Company does not provide maintenance service or rights to upgrades or enhancements on any of its products.

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

Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market. Reserves related to excess and obsolete inventory are based primarily on estimated forecast of product demand and production requirements over the next twelve months.

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

Goodwill and Other Intangibles

        Goodwill, which is being amortized on a straight-line basis over its estimated useful life of five years, was $106.7 million and $69.2 million, net, at December 31, 2000 and 2001, respectively. Accumulated amortization was $14.7 million and $28.5 million as of December 31, 2000 and 2001, respectively. Other intangible assets were $12.7 million and $31.9 million, net, at December 31, 2000 and 2001, respectively. These amounts include patents, trademarks, customer lists and other items, which are being amortized on a straight-line basis over lives ranging from 3 to 17 years. Other intangibles also include license agreements which are stated at cost. Amortization of licenses is computed on the shorter of a per unit sold basis or over the estimated useful lives of these licenses. At December 31, 2000 and 2001, accumulated amortization amounted to $3.4 million and $6.1 million, respectively. At January 1, 2000, the Company revised its estimate of the useful life of existing goodwill from seven to five years. The net effect of such change was a charge of $260,000 for the year ended December 31, 2000, which is included in the statement of operations classification, "Amortization of goodwill and other intangibles". Amortization expense for the years ended December 31, 1999, 2000 and 2001 was $1.3 million, $15.4 million and $23.4 million, respectively.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If an impairment is indicated, the asset is written down to its estimated fair value. During 2001, the Company wrote down approximately $56.0 million of impaired long-lived assets which consisted of approximately $55.3 million related to the goodwill associated with the IML acquisition and approximately $638,000 related to the goodwill and acquired technology associated with the ViaDSP acquisition. Based on the declining historical and forecasted operating results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML's and ViaDSP's goodwill had decreased. Furthermore, based on the uncertain future utilization of the acquired technology, the estimated value of ViaDSP's acquired technology had decreased. As a result, these assets were written-down to their fair value. The charge of approximately $55.6 million related to the write-down of goodwill is included in the statement of operations classification "impairment charges" while the charge of approximately $388,000 related to acquired technology is included in the statement of operations classification "cost of revenues."

        It is reasonably possible that the Company may incur additional impairment charges for long-lived assets, including goodwill, in future reporting periods.

Research and Development

        Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of the Company's products. All research and development costs are expensed as incurred.

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

Financial Instruments

        Financial instruments, primarily cash and cash equivalents, marketable securities and accounts receivable are carried at amounts which approximate their fair value. Fair value of long-term debt at December 31, 2001 is approximately $76.4 million.

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

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted FAS No. 141 and FAS No. 142 on January 1, 2002. The adoption of FAS No. 141 did not have a significant impact on the Company's consolidated financial statements. The adoption of FAS No. 142 will eliminate the amortization expense of goodwill from the Company's consolidated statement of operations, resulting in a decrease in its operating expense. However, this decrease will be offset by the amortization of intangible assets acquired during 2001. Additionally, as a result of the required periodic impairment reviews of goodwill, if an impairment is indicated in a future reporting period, an impairment charge will be recorded in that reporting period to reflect the reduction of the carrying value of goodwill to its fair value.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001 and does not believe it will have a significant impact on its consolidated financial statements.

2—Risks and Uncertainties

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

3—Mergers and Acquisitions

VES

        On November 30, 2001, the Company acquired the voice enhancement and echo cancellation business ("VES") of Lucent Technologies Inc. ("Lucent"). Under the terms of the agreement, the Company paid cash totaling $60 million for all assets of VES. The Company also entered into a multi-year agreement to serve as the exclusive supplier of stand-alone voice enhancement and echo cancellation systems for Lucent, as Lucent continues to supply these systems to its global service provider customers. The Company also received a perpetual license from Lucent for a substantial portfolio of complementary intellectual property to support the development efforts and growth of the acquired business.

        The acquisition has been accounted for as a purchase business combination under the transition guidance of FAS 141 and 142. Accordingly, the results of operations of VES have been included with those of the Company for periods subsequent to the date of the acquisition. Including transaction costs of $1.6 million, the total cost of the acquisition was approximately $61.6 million. The following table presents the allocation of the purchase price (in thousands):

	Amount	Estimated Life
Acquired technology	$11,000	6
Supply agreement with Lucent	12,000	3
Trademarks and tradenames	200	6
Net fair value of tangible assets acquired	9,462	—
Goodwill	28,965	—

Total purchase price allocation	$61,627

        The values assigned to acquired technology, supply agreement and trademarks and tradenames were based upon a modified discounted cash flow model. The Company based the cash flow projections for revenue on the projected incremental increase in revenue that the Company expected to receive from the acquired technology and supply agreement. The Company deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling, general and administrative expense, and research and development expense.

        The amounts allocated to acquired technology and trademarks and tradenames are being amortized using the straight-line method over a six-year period, while the supply agreement between the Company and Lucent is being amortized using the straight-line method over the three-year life of the agreement. The amortization of acquired technology, trademarks and tradenames and supply agreement is included in the statement of operations classifications, "Cost of revenues", "Research and development", and "Selling, general and administrative," respectively.

        Pro forma data summarizing the combined results of the Company and VES have been omitted since the use of forward-looking information is necessary to meaningfully present the effects of the acquisition.

Mobilee

        Effective April 10, 2001, the Company acquired Mobilee, Inc. ("Mobilee"), a privately held Massachusetts company, for a total cost of $13.3 million, including transaction costs of approximately $150,000. In connection with the acquisition, the Company paid net aggregate cash consideration of $11.2 million to the founders and shareholders of Mobilee. An additional $1.0 million was placed in escrow and will be released to the founders of Mobilee on April 10, 2002, less any potential losses incurred by the Company that are allowed to be off-set against the escrow per the escrow agreement. This amount was recorded as deferred compensation and is being amortized as compensation expense ratably over the one-year escrow period. The Company also will issue stock valued at approximately $300,000 to a founder of Mobilee in four equal quarterly installments beginning July 31, 2001, provided that this individual is still employed by the Company at the time each respective stock issuance is to be made. This amount was recorded as deferred compensation and is being amortized as compensation expense ratably over the one-year period.

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

        The Company assigned values of $1.2 million and $130,000 to existing core technology and acquired workforce, respectively. The amounts allocated to acquired technology, workforce and goodwill are being amortized over a four-year period. The amortization of acquired technology is included in the statement of operations classification, "Cost of revenues," and the amortization of workforce and goodwill is included in the statement of operations classification, "Selling, general and administrative expense."

        Pro forma data summarizing the combined results of the Company and Mobilee have been omitted as the results of operations of Mobilee are immaterial for all prior periods.

IML

        Effective July 7, 2000, the Company acquired InnoMediaLogic Inc. ("IML"), a privately held company headquartered in Canada. IML is a leading provider of enabling technology used in voice over digital subscriber line (VoDSL) gateways and other network access solutions. In connection with the acquisition, the Company issued or reserved for issuance 2,635,300 shares of NMS common stock valued at an average price of $39.66 per share, paid net aggregate cash consideration of $65.8 million, and assumed the obligation to issue up to an additional 318,672 shares of NMS common stock upon exercise of outstanding stock options for the purchase of the common stock of IML. The Company valued the IML options that were exchanged for NMS options using the Black-Scholes option pricing model.

        The total cost of the acquisition, including transaction costs of $2.4 million, was approximately $189.9 million. For each of the years ended March 31, 2001 and 2002, certain employees of IML were entitled to additional consideration based on the financial results of IML for the years then ended. The maximum potential total additional consideration was $12.5 million and is payable in the common stock of the Company. During the year ended December 31, 2000, the Company had accrued $4.7 million related to this additional consideration as compensation expense, which is included in the statement of operations classification, "Selling, general and administrative expense". During the first quarter of 2001, when it became known that the financial results necessary to earn this additional compensation would not be met, the accrual was reversed. Furthermore, the original agreement that provided for this potential additional consideration was amended in 2001 to eliminate this additional consideration provision.

        During 2001, the Company wrote down approximately $55.3 million of impaired long-lived assets related to the goodwill associated with the IML acquisition. Based on the declining historical and forecasted operating results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML's goodwill had decreased. As a result, these assets were written-down to their fair value.

        The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of IML have been included with those of the Company for periods subsequent to the date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

	Amount	Estimated Life
In-process research and development	$3,300	—
Acquired technology	6,000	4
Customer list	6,300	4
Workforce	1,600	4
Deferred compensation	39,696	2-3
Net fair value of tangible assets acquired and liabilities assumed	7,356	—
Goodwill	125,691	5

Total purchase price allocation	$189,943

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

        The Company assigned values of $3.3 million to in-process research and development and $6.0 million to existing core technology based upon a modified discounted cash flow model. The in-process research and development amount of $3.3 million was immediately expensed under applicable accounting standards. The Company based the cash flow projections for revenue on the projected incremental increase in revenue that the Company expected to receive from the completed acquired in-process research and development. IML expected revenue to commence with each product's release date, which occur on various dates in the fourth quarter of 2000 and the first half of 2001, and continue throughout each product's economic life, which range from three to six years. The Company deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling general and administrative expense, and research and development expense. The Company estimated operating expenses as a percent of revenue based on IML's historical results for the years ended March 31, 1999 to 2000. Projected results for the fiscal years ended March 31, 2001 to 2005 were also used in combination with past operating results and industry averages. The Company also deducted capital charges, or cash flow attributable to other assets such as working capital, customer list and assembled workforce, from pre-tax operating income to isolate the cash flow solely attributable to the in-process research and development. Income taxes were then deducted to arrive at after-tax cash flows. The Company discounted the after-tax cash flow projections using a risk-adjusted rate of return of 23%. In using the discounted model, the Company excluded the costs to complete the in-process technology from the research and development expense for 2000, and the Company reflected the percentage completion of the in-process research and development in each year's projected cash flow.

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

        The amount allocated to deferred compensation of $39.7 million is the total of $25.9 million related to an employment agreement with the founder of IML and $13.8 million related to the value of pre-acquisition options issued to IML employees that were converted into NMS options as a result of the acquisition.

        As part of the merger agreement, the Company entered into an employment agreement with the founder of IML. This employment agreement also served as a non-compete agreement. Based on the terms of the agreement, 541,536 shares of NMS stock were placed in escrow and are being paid out to the founder of IML in quarterly increments over the two year period following the closing date of the acquisition. The price of NMS shares on the closing date was $47.75, which results in this employment agreement being valued at $25.9 million. During 2001, the Company terminated this employment agreement and the founder of IML forfeited the remaining unearned shares of 135,384 shares. As a result, the associated unamortized deferred compensation of $9.1 million was written off by the Company.

        The value of $13.8 million assigned to the stock options issued in the IML acquisition was calculated using the guidance of Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." The value of the unvested stock options granted by NMS in exchange for stock options held by employees of IML were calculated as the intrinsic value of the replacement options at the closing date of the acquisition. This amount is being amortized as compensation expense over the three-year remaining vesting period of the options.

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

	Twelve months ended December 31,
	1999	2000
	(in thousands, except per share data)
Revenue	$85,696	$142,948
Operating loss	$(65,980)	$(52,174)
Net loss	$(61,328)	$(47,862)
Basic and diluted net loss per share	$(2.40)	$(1.38)

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

        Net revenue for the combined companies in 1998 was $76.5 million which was totally related to NMS, as QWES had no revenues in 1998. Operating income (loss) for the combined companies in 1998 was ($10.1) million of which ($9.3) million related to NMS and ($0.8) million related to QWES. Net income (loss) for the combined companies in 1998 was ($6.1) million of which ($5.3) million related to NMS and ($0.8) million related to QWES.

        Net revenue for the combined companies in 1999 was $79.5 million which was totally related to NMS, as QWES had no revenues in 1999. Operating income (loss) for the combined companies in 1999 was ($16.6) million of which ($14.2) million related to NMS and ($2.4) million related to QWES. Net income (loss) for the combined companies in 1999 was ($18.7) million of which ($15.9) million related to NMS and ($2.8) million related to QWES.

        .

4—Restructuring and Other Special Charges

        During 2001, the Company recorded restructuring and other special charges of approximately $11.5 million. These charges consist of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, approximately $2.6 million related to a long-term lease obligation and approximately $6.6 million related to the restructuring and repositioning of the Company. For this total charge of $11.5 million, approximately $516,000 related to the write-down of IP Services Management inventory and is included in the statement of operations classification, "cost of revenues." The remaining $11.0 million is included in the statement of operations classification, "restructuring and other special charges." The details of each of these items are outlined below.

  IP Services Management Charges

        During 2001, the Company announced a plan to close its IP Services Management operation, which resulted in the recording of restructuring and other special charges of $2.3 million. As part of this plan, all 30 employees of the IP Services Management operation were terminated. The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write-downs, approximately $516,000 of inventory write-downs, approximately $406,000 of lease termination costs and approximately $139,000 of other administrative closing costs. At December 31, 2001, the remaining accrued balance for this charge was approximately $536,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize a majority of the remaining accrued balance during 2002.

  Long-Term Lease Obligation Charges

        The Company leases a facility in Schaumburg, Illinois that it is not currently occupying and will not occupy in the future. This facility was sub-leased to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008. In April 2001, the Company was notified that the tenant had filed for bankruptcy protection and it would be required to resume primary responsibility for the lease payments on this facility. The Company is currently working with a real estate agent to find another sub-lease tenant for this facility. The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $2.6 million, and this amount is included as restructuring and other special charges in 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $2.2 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." Due to the long-term nature of this liability, the Company expects to utilize the remaining accrued balance over the next five years.

  Strategic Repositioning Charges

        During 2001, the Company announced a major reorganization and strategic repositioning. As a result of this repositioning, the Company will have eliminated approximately 160 positions at facilities in the United States, Canada, Europe and Asia. These terminations consist primarily of engineering positions, but also include manufacturing, sales and administrative positions. Severance costs related to these terminations of approximately $2.8 million have been recorded as restructuring and other special charges during 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $1.6 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the remaining accrued balance during 2002.

        Due to this strategic repositioning, certain facilities and fixed assets were no longer being utilized by the Company and will not be utilized in the future. The Company is currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe. The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $702,000, and this amount is included as restructuring and other special charges in 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $702,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the majority of the remaining accrued balance during 2002. The Company also disposed of fixed assets that were no longer being utilized. These fixed assets consist primarily of leasehold improvements on the idle leased facilities and computer equipment, furniture and fixtures and machinery and equipment that were used in connection with activities that have been discontinued by the Company. The total charge for the fixed assets that is included as restructuring and other special charges in 2001 is $2.4 million. At December 31, 2001, there is no accrual balance related to this charge.

        Additional costs of approximately $670,000 related to the strategic repositioning have been charged to restructuring and other special charges. These costs consist primarily of contract termination charges and other non-recurring charges associated with the repositioning. At December 31, 2001, the remaining accrued balance for this charge was approximately $520,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the remaining accrued balance during 2002.

        The following table sets forth restructuring and other special charges accrual activity during the year ended December 31, 2001:

	Employee Related	Facility Related	Impaired Assets	Other	Total
	(in thousands)
Restructuring and other special charges	$3,463	$3,688	$3,585	$809	$11,545
Cash payments	(1,705)	(544)	—	(181)	(2,430)
Non-cash utilization	—	—	(3,585)	(19)	(3,604)

Restructuring accrual balance at December 31, 2001	$1,758	$3,144	$—	$609	$5,511

        In 1999, as a result of a net lease commitment savings, the Company recorded a credit of $91,000 as restructuring and other special charges. At December 31, 2001, there are no remaining accrual balances related to the initial restructuring and other special charges to which this credit relates.

5—Business and Credit Concentration

        No customer accounted for 10% or more of the Company's revenues for the years ended December 31, 1999, 2000 and 2001, respectively. The Company did have two customers at the end of 1999 and 2000, and one customer at the end of 2001, that had ending accounts receivable balances that were greater than 10% of the Company's balance at December 31, 1999, 2000 and 2001. The Company does not require collateral on accounts receivable or letters of credit on foreign export sales. The Company evaluates its customer's creditworthiness before extending credit and performs periodic credit reviews on customers with existing credit. Additions to the allowance for doubtful accounts were $1,235,000, $433,000 and $882,000 in 1999, 2000 and 2001, respectively.

NMS Communications Corporation

Notes to Consolidated Financial Statements

6—Investments

        Investments in marketable securities categorized as "available for sale" are carried at fair value and consist of the following:

	December 31,
	2000	2001
	(in thousands)
Money market mutual funds	$36,425	$71,180
Corporate securities	246,451	75,150

	$282,876	$146,330
Included in cash and cash equivalents	253,874	69,162

Marketable securities	$29,002	$77,168

        Since it is the Company's intent to maintain a liquid portfolio, at December 31, 2001, all marketable securities are due to mature within one year and the unrealized gain (loss) was $0 and $113,000 at December 31, 2000 and 2001, respectively. Proceeds from sale of securities for the years ended December 31, 1999, 2000 and 2001 were $16.4 million, $650.6 million and $206.0 million, respectively. Gross realized gains (losses) from sale of securities for the years ended December 31, 1999 and 2000 were ($43,000) and $344,000, respectively. There were no gross realized gains or losses from sale of securities for the year ended December 31, 2001.

        Equity investments in which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The amount of these investments was $7.6 million and $649,000 at December 31, 2000 and 2001, respectively. These investments are included in the consolidated balance sheet caption "Other assets." The Company periodically evaluates the carrying value of these investments for other than temporary impairment. During 2001, the Company recorded a charge of approximately $7.0 million to reflect the other than temporary decline in fair value of one of these equity investments. The investee company for which the charge was recorded has experienced a significant decline in operating and financial results during the past year in comparison to the results forecasted at the time the investment was made. The Company determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. This charge is included in the consolidated statement of operations classification "Other expense." It is reasonably possible that the Company may incur additional charges for this or other investments in future reporting periods.

        For the years ended December 31, 2000 and 2001, gross realized gains from the sale of equity investments was $2.2 million and $174,000, respectively. The Company did not realize any gains or losses related to equity investments for the year ended December 31, 1999.

7—Inventories

        Inventories consist of the following:

	December 31,
	2000	2001
	(in thousands)
Raw materials	$3,489	$5,244
Work in process	713	1,841
Finished goods	3,579	3,977

	$7,781	$11,062

8—Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2000	2001
	(in thousands)
Computer equipment	$18,912	$16,868
Computer software	7,882	8,730
Furniture and fixtures	3,143	3,068
Machinery and equipment	2,637	2,329
Land	—	220
Building	—	808
Leasehold improvements	6,053	6,350

	38,627	38,373

Less accumulated depreciation	(18,859)	(17,605)

	$19,768	$20,768

        Depreciation and amortization expense was $5.3 million, $6.8 million and $9.0 million for the years ended December 31, 1999, 2000 and 2001, respectively.

9—Income Taxes

        The components of income tax expense consist of the following:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Current income tax expense (benefit):
Federal	$(3,927)	$185	$(6,418)
State	25	100	(973)
Foreign	89	495	1,227

	(3,813)	780	(6,164)
Deferred income tax expense (benefit):
Federal	3,340	—	—
State	613	—	—
Foreign	860	—	—

	4,813	—	—

	$1,000	$780	$(6,164)

Deferred tax assets (liabilities) consist of the following:
Net operating loss carryforwards	$7,211	$16,636	$36,035
Tax credit carryforwards	1,547	3,538	4,657
Inventories	682	277	7,464
Receivable allowances	637	—	—
Accrued expenses	(516)	832	4,069
Intangible assets	—	4,786	19,361
Other	1,495	1,753	3,400

	$11,056	$27,822	$74,986

Fixed assets	(1,048)	(1,633)	(337)

Valuation allowance:	(10,008)	(26,189)	(74,649)

Net deferred taxes	$—	$—	$—

        For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce taxable income of approximately $59.1 million at December 31, 2001, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. The Company also has a foreign net operating loss carryforward of approximately $13.8 million. The Company has $3.8 million of tax credits that are composed of federal research and development credits and state and local credits. These credits expire beginning in 2002. Under applicable accounting standards, management believed that the realization of certain deferred tax assets were more unlikely than not and, accordingly, established a full valuation. During fiscal 2001, the deferred tax asset valuation allowance increased by $48.5 million, primarily as the result of additional net operating loss carryforwards and the amortization of intangible assets. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $1.3 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which when realized, will be allocated directly to additional paid-in capital.

        The difference between the total expected income tax expense computed by applying the federal income tax rate of 34.0% to loss before income taxes and extraordinary item and the reported income tax expense is as follows:

	Year Ended December 31,
	1999	2000	2001
Computed expected tax expense at U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of U.S. federal tax benefit	(4.9)	0.4	(2.4)
Rate differential of foreign operations	1.9	(0.5)	(1.1)
State tax credits	(3.4)	—	—
U.S, federal research and development credits	(3.2)	(7.6)	(1.4)
Change in valuation allowance	43.3	19.2	32.0
Purchased in-process research and development	—	4.3	—
Amortization of nondeductible intangibles	1.9	22.2	3.6
Acquisition expense	2.2	—	—
Other	1.9	(1.1)	(0.5)

Effective tax rate	5.7%	2.9%	(3.8)%

        The domestic and foreign components of loss before income taxes and extraordinary item were:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Domestic	$(15,435)	$18,628	$(53,386)
Foreign	(2,253)	(45,499)	(106,763)

	$(17,688)	$(26,871)	$(160,149)

10—Accrued Expenses and Other Liabilities

        Components of accrued expenses and other liabilities consist of the following:

	December 31,
	2000	2001
	(in thousands)
Accrued compensation and related expenses	$14,877	$7,176
Accrued interest expense	2,288	1,363
Income taxes payable	2,359	1,838
Accrued restructuring and other special charges	—	5,511
Other liabilities	5,694	5,283

	$25,218	$21,171

11—Indebtedness

Convertible Notes

        Effective October 11, 2000, the Company issued $175 million of convertible subordinated notes (the "notes"). The notes are convertible into shares of NMS common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. The Company is subject to certain covenants under the related indenture, the most restrictive of which prohibits the Company from paying cash dividends. The Company incurred debt issuance costs aggregating $5.7 million, which have been deferred and will be amortized as a component of interest expense over the term of the notes. The unamortized issuance costs, $5.5 million and $3.3 million at December 31, 2000 and 2001, respectively, are included in the consolidated balance sheet caption "Other assets."

        During 2001, the Company paid $27.1 million to extinguish $46.6 million face value of convertible debt. As a result, the Company wrote off $1.2 million of unamortized debt issuance costs and recorded a related extraordinary gain of $11.3 million, net of tax expense of $7.6 million. It is reasonably possible that the Company will record further extraordinary gains or losses related to early debt extinguishment in future reporting periods.

Bank Line of Credit

        The Company established a $7.5 million bank line of credit for working capital purposes effective May 14,1999 and amended August 30, 2001. Borrowings under the line of credit bear interest at the bank's floating rate of prime plus one percent. This interest rate will be reduced to the bank's floating rate of prime upon completion of a common stock offering by the Company. The Company is subject to certain covenants under the agreement. The most significant of these covenants require the maintenance of certain equity and liquidity ratios, timely financial reporting to the bank and the maintenance of depository and operating accounts with the bank. The Company is currently compliant with all covenants under the line, and there are no amounts currently outstanding. This credit agreement, as amended, is subject to renewal on May 13, 2002.

Other Debt

        In connection with the IML acquisition, the Company assumed outstanding debt which consisted of two interest free loans from the Canadian government. The balances of these loans totaled $323,000 at December 31, 2000 and each loan was paid in full by the Company in January 2001.

        As part of the acquisition of QWES, the Company assumed its outstanding debt which consisted of promissory notes and notes payable. In connection with the issuance of some of the notes, the Company issued warrants to purchase 169,670 shares of common stock of the Company at an exercise price of $.04 per share for 141,084 shares and $3.94 per share for the remaining 28,586 shares. The warrants are exercisable in whole or in part at any time from the date of the grant and expire four years from the date of grant. At December 31, 2001, warrants to purchase 5,342 shares were outstanding.

12—Profit Sharing Plans

        The Company has established a 401(k) cash or deferred profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 1999, 2000 and 2001 was $452,000, $588,000 and $1.1 million, respectively.

        The Company currently matches contributions each pay period at 50% of the employee's contributions up to 6% of employee's compensation, not to exceed the federal limit of $10,500 per calendar year.

13—Earnings Per Share

        The following is a reconciliation of basic and diluted EPS computations for net loss, pursuant to SFAS 128:

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Year Ended December 31, 2001
Basic net loss per common share	$(142,658)	36,551	$(3.90)
Effect of dilutive securities (stock options)	—	—	—

Diluted net loss per common share	$(142,658)	36,551	$(3.90)

Year Ended December 31, 2000
Basic net loss per common share	$(27,651)	33,147	$(0.83)
Effect of dilutive securities (stock options)	—	—	—

Diluted net loss per common share	$(27,651)	33,147	$(0.83)

Year Ended December 31, 1999
Basic net loss per common share	$(18,688)	22,965	$(0.81)
Effect of dilutive securities (stock options)	—	—	—

Diluted net loss per common share	$(18,688)	22,965	$(0.81)

        The effect of dilutive options excludes those stock options for which the impact would have been anti-dilutive based on the exercise price of the options. The number of options that were anti-dilutive at December 31, 1999, 2000, and 2001 were 5,496,700, 7,773,884 and 9,615,378, respectively.

14—Stock Option and Stock Purchase Plans

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

1995 Non-Statutory Stock Option Plan

        In October 1995, the Company's Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the "1995 Plan"). The 1995 Plan permits non-statutory options to be granted to non-executive officer employees and consultants of the Company. The aggregate number of shares which may be issued under the 1995 Plan, as amended, is 6,350,000. The exercise price of non-statutory options may not be less than 100% of the fair market value of the company's common stock on the date of grant.

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

	Year Ended December 31, 1999		Year Ended December 31, 2000		Year Ended December 31, 2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,729,016	$5.70	5,496,700	$5.74	7,773,884	$20.84
Granted	2,060,894	4.94	3,871,627	36.38	3,096,190	5.07
Exercised	(607,122)	3.68	(1,274,287)	4.57	(134,551)	3.42
Forfeited or expired	(686,088)	4.79	(320,156)	13.27	(1,120,145)	25.73

Outstanding at end of period	5,496,700	5.74	7,773,884	20.84	9,615,378	15.51

Exerciseable at end of period	2,352,920	5.75	2,680,062	5.80	4,782,355	15.87

        The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2001:

Range of Exercise Prices	Weighted Average Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Average Exercise Price
$0.17-$10.00	6,283,987	4.9	$4.64	2,960,936	$4.41
$10.01-$20.00	339,026	5.4	15.02	276,497	14.76
$20.01-$30.00	171,262	6.7	24.01	98,473	23.80
$30.01-$40.00	1,559,182	3.4	32.64	819,882	32.63
$40.01-$50.00	1,165,489	3.2	46.00	583,967	45.93
$50.01-$60.00	36,562	3.5	56.56	13,957	56.42
$60.01-$70.00	11,248	3.1	65.19	5,182	65.22
$70.01-$80.00	48,622	3.0	72.20	23,461	72.07

	9,615,378	4.5	15.51	4,782,355	15.87

Other Stock Option Information

        All options granted under the various plans administered by the Company have a vesting life not to exceed four years. These options have an expiration date of up to ten years from the date of grant, with the exception of all repriced options, which have an expiration date of seven years from the date of grant.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plan.

        The weighted average fair value at date of grant for stock options granted during the years ended December 31, 1999, 2000 and 2001 was $3.42, $30.83 and $3.64, respectively. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates, as calculated in accordance with SFAS No.123, the Company's net loss, and net loss per diluted common share for the years ended December 31, 1999, 2000 and 2001, would have been $23.6 million, $51.1 million and $192.7 million and $1.03, $1.54 and $5.27, respectively. The fair value of each option granted during the years ended December 31, 1999, 2000 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; an expected life of five years, no dividend yield, 80.0% expected volatility in 1999, 100.0% in 2000 and 100.0% in 2001, and a risk free interest rate of 6.4% for 1999, 6.1% for 2000 and 4.6% for 2001.

1993 Employee Stock Purchase Plan

        The 1993 Employee Stock Purchase Plan ("Purchase Plan") which was adopted by the Board of Directors in 1993 and amended by the Company's stockholders in 1996, permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 800,000 shares for the Purchase Plan. In March 1999, the Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Purchase Plan from 800,000 to 1,400,000 shares. As of December 31, 2001, 1,002,035 shares have been issued under the Purchase Plan at prices ranging from $1.96 to $34.11 per share.

Stock Repurchase Program

        During 2001, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its outstanding common stock for an aggregate purchase price not to exceed $5.0 million. As of December 31, 2001, the Company has repurchased 400,000 shares for an aggregate purchase price of $1.9 million.

15—Commitments and Contingencies

        The Company leases its current corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities under leases, which expire within one to seven years. Rental expenses under all operating lease agreements in effect during December 31, 1999, 2000 and 2001 amount to approximately $1.8 million, $2.7 million and $4.2 million, respectively.

        The Company has various other facilities throughout North America, Europe and Asia that have short-term leases and act as sales offices. The Company believes that the existing facilities are adequate for our current needs and that suitable space will be available to meet future needs.

        At December 31, 2001, commitments under operating leases for minimum future payments consist of the following, and $3.1 million of these future operating lease payments have been accrued as part of the Company's restructuring and other special charges and will not impact the Company's results of operations in future periods:

Year ending December 31,	(in thousands)
2002	$4,972
2003	4,325
2004	4,064
2005	3,646
2006	3,678
Thereafter	16,711

$37,396

        The Company is the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of the Company's products infringe upon a United States patent owned by it and seeks injunctive relief and damages in an unspecified amount. The patent relates to a specific routing protocol. The action is in the discovery phase. The Company has reviewed the allegations with its patent counsel and believes that none of its products infringe upon the patent. Accordingly, the Company has not recorded any liability in the financial statements. The Company is defending the claim vigorously.

16—Segment and Geographic Information

        The Company manages and reports its business internally on the basis of geographic area. See Note 1 for a description of the Company's business. All intercompany revenues and expenses are eliminated in computing revenues and operating income. As of December 31, 2001 the Company had operations established in 13 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. "Other" includes the regions of Asia and Latin America.

	North America	Europe	Other	Corporate	Total
	(in thousands)
Net Sales to unaffiliated customers:
2001	$51,082	$13,403	$16,499		$80,984
2000	96,471	18,376	19,765		134,612
1999	57,664	14,329	7,483		79,476
Income (loss) from operations:
2001	$(154,999)	$(4,000)	$7,398		$(151,601)
2000	(46,540)	2,070	8,915		(35,555)
1999	(16,780)	(608)	(481)		(17,869)
Segment assets:
2001	$164,042	$9,242	$1,482	$144,339	$319,105
2000	200,257	13,773	1,879	282,869	498,778
1999	47,287	9,764	1,355	12,303	70,709
Long-lived assets:
2001	$120,516	$1,156	$255		$121,927
2000	137,456	1,458	282		139,196
1999	17,275	1,153	248		18,676
Capital expenditures:
2001	$12,580	$126	$92		$12,798
2000	9,286	1,050	143		10,479
1999	5,668	423	103		6,194
Depreciation and amortization expense:
2001	$31,817	$445	$128		$32,390
2000	21,488	524	108		22,120
1999	6,028	497	56		6,581

        Included in North America are the United States and Canada. Net sales to unaffiliated customers from the United States were $57.7 million, $96.5 million and $51.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. Long-lived assets in the United States were $17.2 million, $17.9 million and $79.5 million at December 31, 1999, 2000 and 2001, respectively. Additionally, Canada had long-lived assets of $119.5 million and $41.0 million at December 31, 2000 and 2001, respectively. There are no other countries that had material net sales to unaffiliated customers or long-lived assets.

17—Subsequent Events

        During January and February, the Company paid $2.2 million to extinguish $3.4 million face value of convertible debt. As a result, the Company wrote off $84,000 of unamortized debt issuance costs and recorded a related extraordinary gain of $709,000, net of tax expense of $473,000.

        During February, under the Board of Directors approved stock repurchase program, the Company repurchased 450,000 shares of its outstanding common stock for an aggregate purchase price of $2.6 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

VALUATION AND QUALIFYING ACCOUNTS

Schedule VIII

Column A	Column B	Column C	Column D	Column E
Allowance for doubtful accounts	Balance at beginning of year	Additions	Deductions (1)	Balance at end of year
12/31/99	$778,997	$1,235,480	$605,993	$1,408,484
12/31/00	$1,408,484	$433,073	$581,195	$1,260,362
12/31/01	$1,260,362	$882,200	$964,848	$1,177,714

(1)
Amounts include write-offs of accounts receivable deemed to be uncollectable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The following table lists our executive officers and directors as of December 31, 2001:

Name	Age	Position
Robert P. Schechter	53	Chairman of the Board, President and Chief Executive Officer
Robert E. Hult	54	Senior Vice President of Finance and Operations, Chief Financial Officer and Treasurer
Clarke Ryan	47	Senior Vice President and General Manager, Voice Enhancement Systems
Dorothy A. Terrell	56	Senior Vice President of Worldwide Sales and Services and President of the Platforms and Services Group
R. Brough Turner	55	Senior Vice President of Technology
Alex N. Braverman	42	Vice President and Corporate Controller
Brian Demers	38	Vice President and General Manager, Network Solutions
William E. Foster	57	Director
Ofer Gneezy	50	Director
W. Frank King, Ph. D.	62	Director
Pamela D. A. Reeve	52	Director
Ronald W. White	61	Director

        Each member of our board of directors is elected at the annual meeting of stockholders and holds office for three years and until his or her successor is elected and qualified.

        Mr. Schechter has served as a member of the Board, President and Chief Executive Officer of NMS Communications since April 1995 and as Chairman of the Board since March 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation and from 1980 to 1987 he was a partner of Coopers and Lybrand LLP. Mr. Schechter is also a director of Infinium Software, Inc., a developer of business software applications for enterprises and Moldflow Corporation, a provider of solutions for optimizing the design and manufacture of plastic products.

        Mr. Hult joined NMS Communications as Vice President of Finance, Chief Financial Officer and Treasurer in October 1998 and became Senior Vice President of Finance and Operations in April 1999. From 1996 to 1998 he held numerous positions at AltaVista Search Service (a division of Digital

Equipment Corporation), most recently serving as Chief Operating Officer, Chief Financial Officer and General Manager. He served Digital Equipment Corporation in a variety of financial executive positions from 1972 to 1995. Mr. Hult is also a director of Centra Software, a provider of enterprise software and services for eLearning and business collaboration.

        Mr. Ryan joined NMS Communications in December 2001 as part of the acquisition of Lucent Technologies, Inc.'s ("Lucent") Echo Cancellation Business. Mr. Ryan has over 20 years of experience in the telecommunications business and has held numerous positions within Lucent, including Chief Technical Officer of the Transmission Business Unit, Concept Center Director, and, most recently, Signal Processing Systems Director.

        Ms. Terrell joined NMS Communications as our Senior Vice President of Corporate Operations and President of the Services Group in February 1998 and became Senior Vice President of Worldwide Sales and Services and President of the Platforms and Services Group in April 1999. From 1991 until 1997, she was President of SunExpress, Inc., the after-marketing and online services company of Sun Microsystems, Inc. Ms. Terrell is also a director of Sears Roebuck and Company, General Mills, Inc. and Herman Miller, Inc.

        Mr. Turner, a co-founder of NMS Communications, has served as our Senior Vice President of Technology since 1994. He served as Vice President of Operations from 1983 to 1994.

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

        Mr. Demers joined NMS Communications in 1997 as part of the acquisition of ViaDSP, where he was Co-founder and Vice President of Engineering. At NMS, Mr. Demers has been in engineering management with responsibility for product development, most recently serving as Director of Media Products. Prior to co-founding ViaDSP in January 1996, Mr. Demers held various management and product development positions in the telecommunications industry at companies including Lockheed/Sanders, M/A-COM and DSP Software Engineering.

        Mr. Foster began serving as a director of NMS Communications in July 2000. He is a private investor serving on the boards of several private high-technology companies. In 1980, Mr. Foster co-founded Stratus Computer, Inc., a manufacturer of fault-tolerant computer systems and served as its Chairman and Chief Executive Officer until 1997. Prior to 1980, Mr. Foster spent 14 years in the computer industry, serving as Vice President of Software for Data General Corporation and in management and technical positions with Hewlett Packard Company.

        Mr. Gneezy began serving as a director of NMS Communications in July 2000. He is co-founder, director, President and Chief Executive Officer of iBasis, Inc., a provider of Internet-based communications services for international carriers. From 1994 to 1996, Mr. Gneezy served as President of Acuity Imaging, Inc., a multinational company focused on the industrial automation industry. From 1980 to 1994, he was an executive of Automatix Inc. (a predecessor to Acuity Imaging), an industrial automation company, most recently serving as its President and Chief Executive Officer.

        Dr. King has served as a director of NMS Communications since 1997. He has been, since November 1998, a private investor. From 1992 to 1998, he was Chief Executive Officer and a director of PSW Technologies, Inc., a provider of software services. From 1988 to 1992, Dr. King was a Senior Vice President of Development of Lotus Development Corporation and for the previous 19 years served in various positions with IBM Corporation, including his last position as Vice President Development for the entry system division. He is a director of eOn Communications Corporation, formerly known as Cortelco Systems, Inc., a provider of telecommunications applications; Concero, formerly known as PSW Technologies, Inc., Perficient, Inc., a provider of virtual professional services organizations to Internet software companies; iBasis, Inc., a provider of Internet telephony services and Aleri, Inc., a provider of data analytic software.

        Ms. Reeve has served as a director of NMS Communications since 1997. She has served, since September 1993, as Chief Executive Officer and a director and, from 1989 to September 1993, as President, Chief Operating Officer and a director of Lightbridge, Inc., a provider of products and services which enable wireless telecommunications carriers to improve customer acquisition and retention processes. From 1978 to 1989, she was with The Boston Consulting Group, a management consulting firm. Ms. Reeve is a director of American Tower Corporation, a provider of infrastructure facilities and services to the wireless, Internet and broadcasting industries.

        Mr. White has served as a director of NMS Communications since 1988. Since October 1997, he has been a partner of Argo Global Capital, a venture capital fund focused on wireless technology. Since 1983, Mr. White has been a partner of Advanced Technology Development Fund, a venture capital firm.

Item 11.    Executive Compensation.

        The information appearing under the caption "Executive Compensation" (other than the information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Stockholder Return") of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 2002 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 2002 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        The information appearing under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 2002 is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on FORM 8K.

(A)(1) FINANCIAL STATEMENTS

The following are included in Part II of this report:

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2000 and 2001.
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000 and 2001.
Consolidated Statements of Cash Flow for the Years Ended December 31, 1999, 2000 and 2001.
Notes to the Consolidated Financial Statements.

(A)(2) FINANCIAL STATEMENT SCHEDULES

        The following are included on the indicated pages of this report:

Page No.
Report of Independent Accountants on Schedule	41
Schedule VIII Valuation and Qualifying Accounts	70

        Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(A)(3) EXHIBITS

        The Exhibit Index, appearing after the signature page on sequentially numbered page 75, is incorporated herein by reference.

(B) REPORTS ON FORM 8K

        The Registrant filed a current report on Form 8-K on December 14, 2001 regarding the acquisition of the voice enhancement and echo cancellation business ("VES") of Lucent Technologies Inc. Under the terms of the agreement, the Registrant paid cash totaling $60 million for all assets of VES. This acquisition was completed on November 30, 2001 and has been accounted for as a purchase business combination.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMS COMMUNICATIONS CORPORATION
By:	/s/ ROBERT P. SCHECHTER Robert P. Schechter President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P. SCHECHTER Robert P. Schechter	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 27, 2002
/s/ ROBERT E. HULT Robert E. Hult	Senior Vice President of Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2002
/s/ ALEX N. BRAVERMAN Alex N. Braverman	Vice President and Corporate Controller (Chief Accounting Officer)	March 27, 2002
/s/ WILLIAM E. FOSTER William E. Foster	Director	March 27, 2002
/s/ OFER GNEEZY Ofer Gneezy	Director	March 27, 2002
/s/ W. FRANK KING, PH. D. W. Frank King, Ph. D.	Director	March 27, 2002
/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	March 27, 2002
/s/ RONALD W. WHITE Ronald W. White	Director	March 27, 2002

EXHIBIT INDEX

        The Company will furnish to any stockholder who so requests, a copy of this Annual Report on Form 10-K, as amended, including a copy of any exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed its cost of furnishing such exhibit.

Exhibit No.	Title
1.1*	Convertible Debt Underwriting Agreement dated as of October 5, 2000 by and among the Registrant and each of Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Dain Rauscher Incorporated (filed with the Registrant's Form 8-K dated October 12, 2000).
2.6*	Merger Agreement dated as of May 18, 2000 by and among the Registrant, NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (filed with the Registrant's Form 8-K dated July 20, 2000).
2.7*	Asset Purchase Agreement, dated October 15, 2001, by and between the Registrant and Lucent Technologies, Inc. (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2001).
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-K for the year ended December 31, 1995).
3.2*	By-laws of Registrant, as amended (filed with Registrant's registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 8-K dated May 4, 2001).
4.1*	Specimen Certificate for the Common Stock (filed with Registrant's registration statement on Form S-1 (#33-72596)).
4.2*	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).
4.3*	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).
4.4*	Form of Global Note (filed with the Registrant's Form 8-K dated October 12, 2000).
10.11#*	1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
10.12#*	1993 Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.13#*	1993 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.14#*	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.19#*	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.20*	Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant's Form 10-K for the year ended December 31, 1996).
10.23#*	2000 Equity Incentive Plan (filed with Registrant's registration statement on Form S-8 (333-40940)).

10.24*	Loan and Security Agreement dated May 14, 1999 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).
10.25*	First Loan Modification Agreement dated March 8, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).
10.26*	Second Loan Modification Agreement dated September 15, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).
10.27*	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant's Form 10-Q for the quarter ended March 31, 2001).
10.28*	Third Loan Modification Agreement dated August 30, 2001 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2001).
10.29*	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (filed with the Registrant's Form 8-K dated December 14, 2001).
10.30*	Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent's Echo Cancellation Business (filed with the Registrant's Form 8-K dated December 14, 2001).
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
25.1*	Form T-1 Statement of Eligibility of State Street Bank and Trust Company to act as trustee under the Indenture (filed with the Registrant's Form 8-K dated October 12, 2000).

*
Previously filed with the registration statement or report indicated.

#
Management contract or compensatory plan or arrangement.

QuickLinks

PART I
PART II
Report of Independent Accountants
NMS Communications Corporation Consolidated Balance Sheets
NMS Communications Corporation Consolidated Statements of Operations
NMS Communications Corporation Consolidated Statements of Cash Flows
NMS Communications Corporation Notes to Consolidated Financial Statements
NMS Communications Corporation Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES
EXHIBIT INDEX