Form 10-Q
period 2002-03-31
NMS COMMUNICATIONS CORP
filed 2002-05-03
CIK 915866

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2002

Commission File Number 0-23282

NMS Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-2814586
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

100 Crossing Boulevard, Framingham, Massachusetts	01702
(Address of principal executive offices)	(Zip Code)

(508) 271-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,970,724 shares of Common Stock, $.01 par value, outstanding at April 30, 2002.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,793	$84,010
Marketable securities	35,012	77,168
Accounts receivable, net of allowance for doubtful accounts of $1,005 and $1,178, respectively	16,048	12,540
Inventories	6,457	11,062
Prepaid expenses and other current assets	8,215	6,811

Total current assets	178,525	191,591

Property and equipment, net of accumulated amortization of $19,983 and $17,605, respectively	20,412	20,768
Goodwill and indefinite-lived intangible assets	70,387	70,259
Amortizable intangible assets, net of accumulated amortization of $7,700 and $5,488, respectively	28,729	30,900
Other long-term assets	5,296	5,587

Total assets	$303,349	$319,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$7,025	$5,763
Accrued expenses and other liabilities	22,441	21,171

Total current liabilities	29,466	26,934

Long-term obligations, less current portion	125,000	128,432

Stockholders' equity	148,883	163,739

Total liabilities and stockholders' equity	$303,349	$319,105

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2002	2001
Revenues	$28,217	$26,617
Cost of revenues	15,445	11,454
Gross profit	12,772	15,163

Operating expenses:
Selling, general and administrative	16,775	21,562
Research and development	9,781	8,678
Total operating expenses	26,556	30,240

Operating loss	(13,784)	(15,077)
Other expense, net	(757)	(6,202)
Loss before income taxes	(14,541)	(21,279)

Income tax (benefit) expense	(306)	225
Net loss before extraordinary item	(14,235)	(21,504)

Gain on extinguishment of debt, net of tax expense of $473	709	—
Net loss	$(13,526)	$(21,504)

Basic and diluted loss before extraordinary item per common share	$(0.39)	$(0.59)
Extraordinary gain on extinguishment of debt	0.02	—
Basic and diluted net loss per common share	$(0.37)	$(0.59)

Weighted average basic and diluted shares outstanding	36,102	36,427

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Cash flow from operating activities:
Net loss	$(13,526)	$(21,504)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	6,085	14,173
Extraordinary gain on extinguishment of debt	(1,182)	—
Write-off of debt issuance costs	84	—
Loss on write-down of investment	—	5,106
Foreign exchange translation (gain) loss on intercompany debt	(200)	2,937
Changes in assets and liabilities:
Accounts receivable	(3,523)	4,057
Inventories	4,597	(826)
Prepaid expenses and other assets	(1,835)	(236)
Accounts payable	1,269	1,568
Accrued expenses and other liabilities	1,422	(4,896)
Net cash (used in) provided by operating activities	(6,809)	379
Cash flow from investing activities:
Additions to property and equipment	(1,893)	(4,685)
Purchases of marketable securities	(35,001)	(176,159)
Proceeds from the sale of marketable securities	76,939	29,085
Proceeds from note receivable	—	1,500
Net cash provided by (used in) investing activities	40,045	(150,259)
Cash flow from financing activities:
Repayment of long-term debt	—	(324)
Repurchase of common stock	(2,563)	—
Repurchase of convertible notes	(2,214)	—
Proceeds from issuance of common stock	234	193
Net cash used in financing activities	(4,543)	(131)
Effect of exchange rate changes on cash	90	83
Net increase (decrease) in cash and cash equivalents	28,783	(149,928)
Cash and cash equivalents, beginning of period	84,010	280,152
Cash and cash equivalents, end of period	$112,793	$130,224

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.            BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statements of operations and cash flows for the three month periods ending March 31, 2002 and 2001 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (the “Company”).

In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, intangible assets, income taxes, restructuring and other special charges, and accounting for acquisitions.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The operating results for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company as of and for the year ended December 31, 2001.

B.            BUSINESS AND CREDIT CONCENTRATION

At March 31, 2002, one customer represented 43.2% of the Company’s outstanding net accounts receivable balance.  The same customer represented 35.5% of the Company’s revenue for the three months ended March 31, 2002.

At March 31, 2001, no customer represented more than 10% of the Company’s outstanding net accounts receivable balance or revenue for the three months ended March 31, 2001.

C.            GOODWILL AND INTANGIBLE ASSETS

The following schedule details the carrying value of goodwill, indefinite-lived intangible assets and amortizable intangible assets as of March 31, 2002 and December 31, 2001.

(In thousands)	March 31, 2002	December 31, 2001
Goodwill and indefinite-lived intangible assets
Goodwill	$69,353	$69,229
Indefinite-lived intangible assets	1,034	1,030
Total goodwill and indefinite-lived intangible assets	$70,387	$70,259

Amortizable intangible assets
Acquired completed technology	$17,770	$17,748
Supply agreement	12,000	12,000
Customer list	5,849	5,826
Trademarks and tradenames	200	200
Licenses and patents	610	614
Gross amortizable intangible assets	36,429	36,388

Accumulated amortization
Acquired completed technology	(3,348)	(2,458)
Supply agreement	(1,333)	(333)
Customer list	(2,559)	(2,185)
Trademarks and tradenames	(11)	(3)
Licenses and patents	(449)	(509)
Total accumulated amortization	(7,700)	(5,488)

Total amortizable intangible assets, net	$28,729	$30,900

The change in the carrying value of goodwill and indefinite-lived intangible assets from December 31, 2001 to March 31, 2002 is due to the fluctuation in foreign currency translation rates.  The change in the carrying value of amortizable intangible assets from December 31, 2001 to March 31, 2002 is due to amortization expense of $2.3 million, as well as the fluctuation in foreign currency translation rates.  Current estimated intangible asset amortization expense is expected to be $9.0 million, $9.0 million, $7.3 million, $2.0 million and $1.9 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

D.            EARNINGS PER SHARE

The following is a reconciliation of basic to the diluted earnings per share (EPS) computations for net loss (amounts in thousands, except per share amounts):

	Three months ended
	March 31,
	2002		2001
		Per Share		Per Share
	Loss	Amount	Loss	Amount
Basic and Diluted EPS
Loss before extraordinary item	$(14,235)	$(0.39)	$(21,504)	$(0.59)
Extraordinary gain on extinguishment of debt	709	0.02	—	—
Net loss	$(13,526)	$(0.37)	$(21,504)	$(0.59)

Weighted average basic and diluted shares outstanding		36,102		36,427

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive at the three months ended March 31, 2002 and 2001 were 9,279,255 and 8,566,546, respectively.

E.              RESTRUCTURING AND OTHER SPECIAL CHARGES

During 2001, the Company recorded restructuring and other special charges of approximately $11.5 million.  These charges consist of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, approximately $2.6 million related to a long-term lease obligation and approximately $6.6 million related to the restructuring and repositioning of the Company.  For this total charge of $11.5 million, approximately $516,000 related to the write-down of IP Services Management inventory and was included in the statement of operations classification, “cost of revenues.”  The remaining $11.0 million was included in the statement of operations classification, “restructuring and other special charges.”  The details of each of these items are outlined below.

IP Services Management Charges

During 2001, the Company announced a plan to close its IP Services Management operation, which resulted in the recording of restructuring and other special charges of $2.3 million.  As part of this plan, all 30 employees of the IP Services Management operation were terminated.  The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write-downs, approximately $516,000 of inventory write-downs, approximately $406,000 of lease termination costs and approximately $139,000 of other administrative closing costs.  At March 31, 2002, the remaining accrued balance for this charge was approximately $441,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize a majority of the remaining accrued balance during 2002.

Long-Term Lease Obligation Charges

The Company leases a facility in Schaumburg, Illinois that it is not currently occupying and will not occupy in the future.  This facility was sub-leased to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008.  In April 2001, the Company was notified that the tenant had filed for bankruptcy protection and it would be required to resume primary responsibility for the lease payments on this facility.  The Company is currently working with a real estate agent to find another sub-lease tenant for this facility.  The

Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $2.6 million, and this amount was included as restructuring and other special charges in 2001.  At March 31, 2002, the remaining accrued balance for this charge was approximately $2.0 million and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  Due to the long-term nature of this liability, the Company expects to utilize the remaining accrued balance over the next five years.

Strategic Repositioning Charges

During 2001, the Company announced a major reorganization and strategic repositioning.  As a result of this repositioning, the Company will have eliminated approximately 160 positions at facilities in the United States, Canada, Europe and Asia.  These terminations consist primarily of engineering positions, but also include manufacturing, sales and administrative positions.  Severance costs related to these terminations of approximately $2.8 million have been recorded as restructuring and other special charges during 2001.  At March 31, 2002, the remaining accrued balance for this charge was approximately $799,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize the remaining accrued balance during 2002.

Due to this strategic repositioning, certain facilities and fixed assets were no longer being utilized by the Company and will not be utilized in the future.  The Company is currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe.  The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $702,000, and this amount was included as restructuring and other special charges in 2001.  At March 31, 2002, the remaining accrued balance for this charge was approximately $685,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize the majority of the remaining accrued balance during 2002.  The Company also disposed of fixed assets that were no longer being utilized.  These fixed assets consist primarily of leasehold improvements on the idle leased facilities and computer equipment, furniture and fixtures and machinery and equipment that were used in connection with activities that have been discontinued by the Company.  The total charge for the fixed assets that was included as restructuring and other special charges in 2001 was $2.4 million and there was no accrual balance related to this charge as of December 31, 2001.

Additional costs of approximately $670,000 related to the strategic repositioning were charged to restructuring and other special charges in 2001.  These costs consist primarily of contract termination charges and other non-recurring charges associated with the repositioning.  At March 31, 2002, the remaining accrued balance for this charge was approximately $454,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize the remaining accrued balance during 2002.

The following table sets forth restructuring and other special charges accrual activity during the first quarter of 2002:

	Employee	Facility
(in thousands)	Related	Related	Other	Total
Restructuring accrual balance at December 31, 2001	$1,758	$3,144	$609	$5,511
Cash payments	(842)	(241)	(72)	(1,155)
Restructuring accrual balance at March 31, 2002	$916	$2,903	$537	$4,356

F.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of March 31, 2002 and December 31, 2001 were comprised of the following:

	March 31,	December 31,
(In thousands)	2002	2001
Raw materials	$2,077	$5,244
Work in process	775	1,841
Finished goods	3,605	3,977
	$6,457	$11,062

G.            SEGMENT INFORMATION

The following table presents the Company’s revenues and operating loss by geographic segment:

	Three Months ended
(In thousands)	March 31,
	2002	2001
Revenues
North America	$20,735	$18,067
Europe	3,315	4,547
Other	4,167	4,003
Total revenues	$28,217	$26,617

Operating Loss
North America	$(15,254)	$(17,072)
Europe	(615)	(57)
Other	2,085	2,052
Total operating loss	$(13,784)	$(15,077)

H.            COMPREHENSIVE LOSS

The following table represents the Company’s comprehensive loss for the stated periods.

	Three Months ended March 31,
(In thousands)	2002	2001
Net loss	$(13,526)	$(21,504)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(276)	(1,321)
Change in market value of available for sale securities	(146)	674
Comprehensive loss	$(13,948)	$(22,151)

I.                 LONG-TERM DEBT

In the first quarter of 2002, the Company paid approximately $2.2 million to extinguish approximately $3.4 million face value of convertible debt.  As a result, the Company wrote off approximately $84,000 of unamortized debt issuance costs and recorded a related extraordinary gain of approximately $709,000, net of tax expense of approximately $473,000.  It is reasonably possible that the Company will record further extraordinary gains or losses related to early debt extinguishments in future reporting periods.

J.              FOREIGN CURRENCY TRANSLATION

In the first quarter of 2002 and 2001, as a result of remeasuring the U.S. dollar denominated debt on the books of a Canadian subsidiary, the Company incurred a foreign exchange gain of approximately $200,000 and loss of approximately $2.9 million, respectively.  These amounts are included in the condensed consolidated statement of operations classification “Other expense, net.”  Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

K.            COMMITMENTS AND CONTINGENCIES

The Company is the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia.  This action has been transferred by court order to the U.S. District Court for the District of Massachusetts.  The plaintiff alleges that one or more of the Company’s products infringe upon a United States patent owned by it and seeks injunctive relief and damages in an unspecified amount.  The patent relates to a specific routing protocol.  The action is in the discovery phase.  The Company has reviewed the allegations with its patent counsel and believes that none of its products infringe upon the patent.  Accordingly, the Company has not recorded any liability in the financial statements.  The Company is defending the claim vigorously.

L.             SUBSEQUENT EVENTS

On April 1, 2002, the Company acquired MessageMachines, Inc.  The acquisition will be accounted for as a purchase.  The total purchase price will approximate $2.9 million.

M.          RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Statement updates, clarifies and simplifies existing accounting pronouncements.  FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses.  FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements.  The Company is currently evaluating the potential impact of FAS No. 145 to its consolidated financial statements.

In June 2001, the FASB issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets.”  FAS No. 141 is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.  FAS No. 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually and the amortization period of intangible assets with finite lives will no longer be limited to forty years.  The Company adopted FAS No. 141 and FAS No. 142 on January 1, 2002.  The adoption of FAS No. 141 did not have a significant impact on the Company’s consolidated financial statements.

The adoption of FAS No. 142 eliminated the amortization of goodwill and indefinite-lived intangible assets from the Company’s consolidated statement of operations for the quarter ended March 31, 2002.  In accordance with FAS No. 142, during the first quarter of 2002, the Company assigned its goodwill and indefinite-lived intangible assets to reporting units and tested these assets for impairment.  As a result, no impairment of goodwill or indefinite-lived intangible assets was indicated.  Therefore, no impairment charge has been recorded by the Company based upon its adoption of FAS. No. 142.  Going forward, FAS No. 142 requires the Company to test goodwill and indefinite-lived intangible assets for impairment at least annually and if an impairment is indicated, a charge will be taken in the appropriate reporting period to reflect the reduction of the carrying value of the goodwill or indefinite-lived intangible asset to its fair value.

The following schedule provides a reconciliation of previously reported net loss and loss per share to adjusted net loss and adjusted loss per share as if the adoption of FAS No. 142 had taken place on January 1 of the year indicated:

Three Months ended
(In thousands, except per share amounts)	March 31,
2001
Net loss as reported	$(21,504)
Amortization of goodwill	6,287
Amortization of indefinite-lived intangible assets	98
Adjusted net loss	$(15,119)

Weighted average basic and diluted shares outstanding	36,427

Loss per share as reported	$(0.59)

Adjusted loss per share	$(0.42)

In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS No. 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of.  The Company adopted FAS No. 144 on January 1, 2002 and it did not have a significant impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We design, deliver and support technology-leading systems and system building blocks for innovative voice, video and data services on wireless and wireline networks.  Our products and services are built on open technologies and strategic relationships with application and technology suppliers and leverage best-in-class supply chain and integration partnerships.  Because of this, our customers, all of the world’s top communications equipment suppliers, and many of the world’s top solution developers and service providers, are able to enhance their competitive position and bring their applications and services to market faster and at lower costs.

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

During the first quarter of 2002, we paid $2.2 million to extinguish $3.4 million face value of convertible debt.  As a result, we recorded a related extraordinary gain of $709,000, net of tax expense of $473,000.  It is reasonably possible that we will record further extraordinary gains or losses related to early debt extinguishment in future reporting periods.

The Board of Directors approved a stock repurchase program in October of 2001, authorizing us to repurchase up to 2,500,000 shares of our outstanding common stock for an aggregate purchase price not to exceed $5.0 million.  During the first quarter of 2002, we repurchased 450,000 shares for an aggregate purchase price of $2.6 million.  As of March 31, 2002, cumulative repurchases under the stock repurchase program totaled 850,000 shares for an aggregate purchase price of $4.4 million.  It is reasonably possible that we will repurchase additional shares of our outstanding common stock in future reporting periods.

RESULTS OF OPERATIONS

Revenues

Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers.  Revenues of $28.2 million for the three months ended March 31, 2002 (“2002”), increased 6.0% from $26.6 million for the three months ended March 31, 2001 (“2001”).  The increase is attributable to $10.2 million of revenue generated by VES, which we acquired in the fourth quarter of 2001.  These VES sales were made primarily through our supply agreement with Lucent Technologies, Inc. The VES revenue was partially offset by the broad-based, worldwide economic slowdown affecting most technology sectors and communications in particular, which has had a negative impact across all of our product families.  The levels of revenue we will be able to achieve in the future will depend to a great extent upon how long this slowdown continues.  Future revenues will also depend on the success of our reorganization and repositioning which we instituted in the fourth quarter of 2001.

Revenues from customers located outside of North America of $7.5 million for the three months ended March 31, 2002 decreased 12.5% from $8.6 million for the three months ended March 31, 2001 and represented 26.5% and 32.1% of revenues for 2002 and 2001, respectively.  The decrease was due to the broad-based economic slowdown affecting most technology sectors reaching beyond North America.

Revenues from one customer represented 35.5% of total revenues for the three months ended March 31, 2002.

Gross Profit

Our cost of revenues consist primarily of product cost, cost of services provided to our customers, overhead associated with testing and fulfillment operations and the amortization of completed technology.  Gross profit for the three months ended March 31, 2002 of $12.8 million decreased 15.8% from $15.2 million for the three months ended March 31, 2001, and represented 45.3% and 57.0% of revenues for 2002 and 2001, respectively.  The decrease in gross profit is primarily due to increased spending intended to create efficiencies in our manufacturing operation, including the integration of the VES business, and increased sales of lower margin products.  Included in cost of revenues for the three months ended March 31, 2002 are $804,000 of completed technology amortization related to the VES and IML acquisitions, as well as a $1.1 million inventory fair value adjustment related to the VES acquisition.  Excluding these costs from cost of revenues would yield a gross profit percentage of 52.2% for the quarter ended March 31, 2002.  Included in cost of revenues for the three months ended March 31, 2001 are $456,000 of completed technology amortization related to the IML and ViaDSP acquisitions.  Excluding these costs from cost of revenues would yield a gross profit percentage of 58.7% for the quarter ended March 31, 2001.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses.  Selling, general and administrative expenses of $16.8 million for the three months ended March 31, 2002 decreased 22.2% from $21.6 million for the three months ended March 31, 2001, and represented 59.4% and 81.0% of total revenues for the three months ended March 31, 2002 and 2001, respectively.  Included in selling, general and administrative expense for the three months ended March 31, 2002 are $1.4 million of amortization of intangible assets related to the VES and IML acquisitions, $1.5 million of non-cash compensation expense related to the VES, Mobilee and IML acquisitions and $211,000 of amortization of debt issuance costs.  Included in selling, general and administrative expense for the three months ended March 31, 2001 are $6.8 million of amortization of goodwill and other intangibles related to the IML, ViaDSP and Teknique acquisitions, $4.3 million of non-cash compensation expense related to the IML acquisition, $286,000 of amortization of debt issuance costs and the reversal of a $4.6 million accrual related to additional compensation that would not be paid to the employees of IML.  This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation.  During the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed.  We expect that the dollar amount of our selling, general and administrative expenditures will remain relatively flat for the foreseeable future.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.  These costs are expensed as incurred.  Research and development expenditures of $9.8 million for the three months ended March 31, 2002 increased 12.7% from $8.7 million for the three months ended March 31, 2001, and were 34.7% and

32.6% of total revenues for 2002 and 2001, respectively.  The increases were due to increased development project related costs associated with the CG6100, PowerAccess, HearSay and PacketMedia product lines.  We expect that the dollar amount of our research and development expenditures will remain relatively flat for the foreseeable future.

Other Expense, Net

Other expense, net, for the three months ended March 31, 2002 and 2001 was $757,000 and $6.2 million, respectively.  Included in other expense for 2002 is a $200,000 foreign currency translation gain generated on the intercompany debt related to the IML transaction.  Included in other expense for 2001 is a $2.9 million foreign currency translation loss generated on the intercompany debt related to the IML transaction, a $5.1 million write-down to fair market value of a minority investment and a $174,000 gain on the sale of a minority investment.

Income Tax (Benefit) Expense

Income tax (benefit) expense for the three months ended March 31, 2002 and 2001 was ($306,000) and $225,000, respectively.  Income tax (benefit) expense is primarily due to state and foreign taxes in 2002 and 2001, and the tax effect of an extraordinary gain on extinguishment of debt in 2002.  For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $59.1 million at December 31, 2001 which may be subject to limitation pursuant to Internal Revenue Code Section 382.  These carryforwards will begin to expire in 2019.  We also have a foreign net operating loss carryforward of approximately $13.8 million at December 31, 2001.  We have $3.8 million of tax credits which are composed of federal research and development credits and state and local credits.  These credits expire beginning in 2002.  We believe that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation allowance has been established.

Extraordinary Gain on Extinguishment of Debt

In the first quarter of 2002, the Company paid approximately $2.2 million to extinguish approximately $3.4 million face value of convertible debt.  As a result, the Company recorded a related extraordinary gain of approximately $709,000, net of tax expense of approximately $473,000.  It is reasonably possible that the Company will record further extraordinary gains or losses related to early debt extinguishments in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, our principal sources of liquidity included cash and cash equivalents of $112.8 million and marketable securities of $35.0 million.  We also have access to a $7.5 million bank line of credit for working capital purposes that was established in May 1999 and amended on August 30, 2001. Borrowings under our line of credit bear interest at the bank’s floating rate of prime. We are subject to certain covenants under the agreement.  The most restrictive of these covenants require the maintenance of equity and liquidity ratios, prohibits the issuance of dividends, timely financial reporting to the bank and the maintenance of depository and operating accounts with the bank.  This credit agreement is subject to renewal on May 13, 2002.  We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in our Form 10-K for the year ended December 31, 2001, nor do we have any transactions, arrangements or other relationships with any special purpose entities.

Cash provided by (used in) operations for the three months ended March 31, 2002 and 2001 was ($6.8) million and $379,000, respectively. Included in net income for the three months ended March 31, 2002 and 2001 are $6.1 million and $14.2 million, respectively, of non-cash expenses related to depreciation and amortization of fixed assets, intangible assets and deferred compensation.  Also included in net income for the three months ended March 31, 2001 is $5.1 million of non-cash expense related to the write-down of an equity investment.

The change in working capital for the three months ended March 31, 2002 was $1.9 million compared to ($333,000) for the three months ended March 31, 2001.  The increase in working capital in 2002 was primarily due to the decrease in inventory from $11.1 million at December 31, 2001 to $6.5 million at March 31, 2002, partially off-set by the increase in accounts receivable from $12.5 million at December 31, 2001 to $16.0 million at March 31, 2002.  The decrease in inventory is attributable to a 30.8% increase in sales in the first quarter of 2002 as compared to the fourth quarter of 2001 combined with more efficient inventory management.  The increase in accounts receivable is also attributable to the increase in sales in the first quarter of 2002 as compared to the fourth quarter of 2001

Cash provided by (used in) investing activities for the three months ended March 31, 2002 and 2001 was $40.0 million and ($150.3) million, respectively.  Cash was used in 2002 and 2001 for purchases of property and equipment of $1.9 million and $4.7 million, respectively.  Included in purchases in 2001 is $1.3 million for the purchase of two buildings which we were leasing for our Canadian operations.  In 2002, we purchased additional marketable securities totaling $35.0 million and sold marketable securities for proceeds of $76.9 million.  In 2001, we purchased additional marketable securities totaling $176.2 million and sold marketable securities for proceeds of $29.1 million.  We expect capital expenditures in 2002 will approximate $10 to $12 million, principally for testing equipment, development equipment and computer hardware and software.

Cash used in financing activities in 2002 and 2001 was $4.5 million and $131,000, respectively.  In 2002, we used cash of $2.2 million to extinguish $3.4 million face value of convertible debt and $2.6 million to purchase 450,000 shares of our common stock through our repurchase plan, while cash of $234,000 was provided by the exercise of common stock options.  In 2001, $324,000 was used to repay debt that was on the books of IML prior to our acquisition of IML and $193,000 was provided by the exercise of common stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Statement updates, clarifies and simplifies existing accounting pronouncements.  FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses.  FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements.  We are currently evaluating the potential impact of FAS No. 145 to our consolidated financial statements.

In June 2001, the FASB issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets.”  FAS No. 141 is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.  FAS No. 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually and the amortization period of intangible assets with finite lives will no longer be limited to forty years.  We adopted FAS No. 141 and FAS No. 142 on January 1, 2002.  The adoption of FAS No. 141 did not have a significant impact on our consolidated financial statements.

The adoption of FAS No. 142 eliminated the amortization of goodwill and indefinite-lived intangible assets from our consolidated statement of operations for the quarter ended March 31, 2002.  In accordance with FAS No. 142, during the first quarter of 2002, we assigned our goodwill and indefinite-lived intangible assets to reporting units and tested these assets for impairment.  As a result, no impairment of goodwill or indefinite-lived intangible assets was indicated.  Therefore, no impairment charge has been recorded based upon our adoption of FAS. No. 142.  Going forward, FAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually and if an impairment is indicated, a charge will be taken in the appropriate reporting period to reflect the reduction of the carrying value of the goodwill or indefinite-lived intangible asset to its fair value.

The following schedule provides a reconciliation of previously reported net loss and loss per share to adjusted net loss and adjusted loss per share as if the adoption of FAS No. 142 had taken place on January 1 of the year indicated:

Three Months ended
(In thousands, except per share amounts)	March 31,
2001
Net loss as reported	$(21,504)
Amortization of goodwill	6,287
Amortization of indefinite-lived intangible assets	98
Adjusted net loss	$(15,119)

Weighted average basic and diluted shares outstanding	36,427

Loss per share as reported	$(0.59)

Adjusted loss per share	$(0.42)

In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS No. 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of.  We adopted FAS No. 144 on January 1, 2002 and it did not have a significant impact on our consolidated financial statements.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will likely result”, “the company expects”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a continued slowdown in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, quarterly fluctuations in financial results, the availability of products from vendors and other risks.  These and other risks are detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including in Part I of the Company’s annual report on Form 10-K for the year ended

December 31, 2001.  The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from its exposure as provided in the Company’s 2001 Annual Report on Form 10-K.

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

2.7 *	Asset Purchase Agreement dated October 15, 2001 by and between the Registrant and Lucent Technologies Inc. (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2001).

3.1 *	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-K for the year ended December 31, 1995).

3.2 *	By-laws of Registrant, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).

3.4 *	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 8-K dated May 4, 2001).

4.1 *	Specimen Certificate for the Common Stock (filed with the Registrant's registration statement on Form S-1 (#33-72596)).

4.2 *	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).

4.3 *	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).

4.4 *	Form of Global Note (filed with the Registrant's Form 8-K dated October 12, 2000).

10.11 # *	1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).

10.12 # *	1993 Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.13 # *	1993 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.14 # *	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.19 # *	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.20 *	Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant's Form 10-K for the year ended December 31, 1996).

10.23 # *	2000 Equity Incentive Plan (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.24 *	Loan and Security Agreement dated May 14, 1999 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.25 *	First Loan Modification Agreement dated March 8, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.26 *	Second Loan Modification Agreement dated September 15, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).

10.27 *	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant's Form 10-Q for the quarter ended March 31, 2001).

10.28 *	Third Loan Modification Agreement dated August 30, 2001 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2001).

10.29 *	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (filed with the Registrant's Form 8-K dated December 14, 2001).

10.30 *

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

NMS Communications Corporation

Dated: May 3, 2002	By:	/S/ Robert P. Schechter

Robert P. Schechter

President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: May 3, 2002	By:	/S/ Robert E. Hult
Robert E. Hult
Vice President of Finance and Operations, Chief Financial Officer and Treasurer