Form 10-Q
period 2002-06-30
NMS COMMUNICATIONS CORP
filed 2002-08-13
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2002

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

YES  ☒                   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,066,540 shares of Common Stock, $.01 par value, outstanding at July 31, 2002.

Total Number of Pages with Exhibits:  32

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$39,893	$84,010
Marketable securities	80,053	77,168
Accounts receivable, net of allowance for doubtful accounts of $1,015 and $1,178, respectively	13,177	12,540
Inventories	7,001	11,062
Prepaid expenses and other current assets	9,095	6,811

Total current assets	149,219	191,591

Property and equipment, net of accumulated amortization of $22,557 and $17,605, respectively	20,308	20,768
Goodwill and indefinite-lived intangible assets	38,111	70,259
Amortizable intangible assets, net of accumulated amortization of $4,435 and $5,488, respectively	22,745	30,900
Other long-term assets	4,110	5,587

Total assets	$234,493	$319,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,990	$5,763
Accrued expenses and other liabilities	19,919	21,171

Total current liabilities	26,909	26,934

Long-term obligations, less current portion	99,968	128,432

Stockholders’ equity	107,616	163,739

Total liabilities and stockholders’ equity	$234,493	$319,105

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Revenues	$29,187	$16,764	$57,404	$43,381

Cost of revenues	17,233	9,379	32,678	20,833

Gross profit	11,954	7,385	24,726	22,548

Operating expenses:
Selling, general and administrative	16,505	25,772	33,280	47,333
Research and development	10,956	10,007	20,737	18,686
Restructuring and other special charges	—	3,037	—	3,037
Impairment charges	36,400	55,347	36,400	55,347
Total operating expenses	63,861	94,163	90,417	124,403

Operating loss	(51,907)	(86,778)	(65,691)	(101,855)

Other income (expense), net	2,450	2,639	1,693	(3,563)

Loss before income taxes	(49,457)	(84,139)	(63,998)	(105,418)

Income tax (benefit) expense	(3,849)	250	(4,155)	475

Net loss before extraordinary item	(45,608)	(84,389)	(59,843)	(105,893)

Gain on extinguishment of debt, net of tax expense of $3,043 and $3,516 for the three and six months ended June 30, 2002, respectively	4,565	—	5,274	—

Net loss	$(41,043)	$(84,389)	$(54,569)	$(105,893)

Basic and diluted loss before extraordinary item per common share	$(1.27)	$(2.31)	$(1.66)	$(2.90)
Extraordinary gain on extinguishment of debt	0.13	—	0.15	—
Basic and diluted net loss per common share	$(1.14)	$(2.31)	$(1.51)	$(2.90)

Weighted average basic and diluted shares outstanding	36,033	36,573	36,054	36,497

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flow from operating activities:
Net loss	$(54,569)	$(105,893)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,321	29,140
Extraordinary gain on extinguishment of debt	(8,790)	—
Write-off of debt issuance costs	643	—
Loss on impairment of IML goodwill and other intangible assets	39,301	55,347
Loss on write-down of investment	—	6,062
Restructuring and other special charges	—	1,166
Foreign exchange translation (gain) loss on intercompany debt	(3,786)	297
Changes in assets and liabilities:
Accounts receivable	(403)	9,250
Inventories	5,201	(3,487)
Prepaid expenses and other assets	(1,456)	66
Accounts payable	(65)	(1,737)
Accrued expenses and other liabilities	(1,064)	(7,362)
Net cash used in operating activities	(12,667)	(17,151)
Cash flow from investing activities:
Additions to property and equipment	(3,974)	(7,265)
Purchases of marketable securities	(80,003)	(240,536)
Proceeds from the sale of marketable securities	76,939	29,085
Cash paid for acquisitions, net	(2,994)	(12,218)
Proceeds from note receivable	—	1,500
Other	—	(3)
Net cash used in investing activities	(10,032)	(229,437)
Cash flow from financing activities:
Repayment of long-term debt	—	(325)
Receipts on stockholders’ notes receivable	—	96
Repurchase of common stock	(2,801)	—
Repurchase of convertible notes	(19,186)	—
Proceeds from issuance of common stock	586	1,314
Net cash (used in) provided by financing activities	(21,401)	1,085
Effect of exchange rate changes on cash	(17)	87
Net decrease in cash and cash equivalents	(44,117)	(245,416)
Cash and cash equivalents, beginning of period	84,010	280,152
Cash and cash equivalents, end of period	$39,893	$34,736

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

NMS Communications Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.            BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statements of operations and cash flows for the three and six month periods ending June 30, 2002 and 2001 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (the “Company”).

In the opinion of management, all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, intangible assets, income taxes, restructuring and other special charges, and accounting for acquisitions.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

B.            BUSINESS AND CREDIT CONCENTRATION

At June 30, 2002, one customer, Lucent Technologies, Inc. (“Lucent”), represented 40.2% of the Company’s outstanding net accounts receivable balance.  Lucent also represented 31.6% and 33.5% of the Company’s revenue for the three and six months ended June 30, 2002, respectively.

At June 30, 2001, no customer represented more than 10% of the Company’s outstanding net accounts receivable balance or revenue for the three and six months ended June 30, 2001.

C.            GOODWILL AND INTANGIBLE ASSETS

The following schedule details the carrying value of goodwill, indefinite-lived intangible assets and amortizable intangible assets as of June 30, 2002 and December 31, 2001.

(In thousands)	June 30, 2002	December 31, 2001

Goodwill and indefinite-lived intangible assets
Goodwill	$37,981	$69,229
Indefinite-lived intangible assets	130	1,030
Total goodwill and indefinite-lived intangible assets	$38,111	$70,259

Amortizable intangible assets
Acquired completed technology	$14,321	$17,748
Supply agreement	12,000	12,000
Customer list	—	5,826
Trademarks and tradenames	200	200
Licenses and patents	659	614
Gross amortizable intangible assets	27,180	36,388

Accumulated amortization
Acquired completed technology	(1,577)	(2,458)
Supply agreement	(2,333)	(333)
Customer list	—	(2,185)
Trademarks and tradenames	(20)	(3)
Licenses and patents	(505)	(509)
Total accumulated amortization	(4,435)	(5,488)

Total amortizable intangible assets, net	$22,745	$30,900

The decrease in goodwill and indefinite-lived intangible assets from December 31, 2001 to June 30, 2002 is due to an impairment charge of $33.4 million to write down the goodwill and indefinite-lived intangible assets related to the IML acquisition and a $1.1 million purchase price adjustment related to inventory acquired in the VES acquisition.  These decreases were partially off-set by the goodwill of $874,000 recorded in connection with the MessageMachines, Inc. acquisition and the fluctuation in foreign currency translation rates.

The decrease in the carrying value of amortizable intangible assets from December 31, 2001 to June 30, 2002 is due to amortization expense of $4.7 million and an impairment charge of $5.9 million to write down the amortizable intangible assets related to the IML acquisition.  $3.0 million of this impairment charge related to the write down of the customer list and is included in the condensed consolidated statement of operations classification, “Impairment charges,” while $2.9 million of this impairment charge related to the write down of acquired completed technology and is included in the condensed consolidated statement of operations classification, “Cost of revenues.”  These decreases were partially off-set by the $2.1 million of acquired completed technology recorded in connection with the MessageMachines, Inc. acquisition as well as the fluctuation in foreign currency translation rates.  Current estimated intangible asset amortization expense is expected to be $8.0 million, $6.7 million, $6.4 million, $2.5 million and $2.0 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

The Company reviews goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable.  In performing this assessment, the Company assigns goodwill and indefinite-lived intangible assets to reporting units and then performs a two-step analysis to test for impairment.  The first step is used only to identify a potential goodwill impairment loss by comparing the fair value of the reporting unit with the unit’s carrying amount.  The second step is used to measure the amount of a goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an impairment is indicated, the asset is written down to its estimated fair value based on the Company’s expectation of future discounted net cash flows.

During the second quarter of 2002, the Company wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition.  As a result of the Company’s planned intention to reduce overall workforce, including IML employees, the discontinuance of IML products as a part of the Company’s generally available product offering, continued declining financial results for IML and the economic condition of the competitive local exchange carriers (“CLEC”) industry and the voice over digital subscriber line (“VoDSL”) market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.   Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

During the second quarter of 2001, the Company wrote down approximately $55.3 million of goodwill associated with the IML acquisition.  As a result of declining historical and forecasted results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML’s goodwill had decreased.  The Company performed an impairment test based on a comparison of the undiscounted cash flows to the recorded value of the asset.  Since an impairment was indicated, the asset was written down to its estimated fair value on a discounted cash flow basis.

D.            EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share (EPS) computations for net loss (amounts in thousands, except per share amounts):

	Three months ended June 30,
	2002		2001
	Loss	Per Share Amount	Loss	Per Share Amount

Basic and Diluted EPS
Loss before extraordinary item	$(45,608)	$(1.27)	$(84,389)	$(2.31)
Extraordinary gain on extinguishment of debt	4,565	0.13	—	—
Net loss	$(41,043)	$(1.14)	$(84,389)	$(2.31)

Weighted average basic and diluted shares outstanding		36,033		36,573

	Six months ended June 30,
	2002		2001
	Loss	Per Share Amount	Loss	Per Share Amount

Basic and Diluted EPS
Loss before extraordinary item	$(59,843)	$(1.66)	$(105,893)	$(2.90)
Extraordinary gain on extinguishment of debt	5,274	0.15	—	—
Net loss	$(54,569)	$(1.51)	$(105,893)	$(2.90)

Weighted average basic and diluted shares outstanding		36,054		36,497

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive at the three and six months ended June 30, 2002 and 2001 were 10,677,473 and 8,656,938, respectively.  This represents all outstanding stock options as of June 30, 2002 and 2001 due to the net loss position of the Company.

E.              RESTRUCTURING AND OTHER SPECIAL CHARGES

During 2001, the Company recorded restructuring and other special charges of approximately $11.5 million.  These charges consist of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, approximately $2.6 million related to a long-term lease obligation and approximately $6.6 million related to the restructuring and repositioning of the Company.  For this total charge of $11.5 million, approximately $516,000 related to the write down of IP Services Management inventory and was included in the statement of operations classification, “cost of revenues.”  The remaining $11.0 million was included in the statement of operations classification, “restructuring and other special charges.”  The details of each of these items are outlined below.

IP Services Management Charges

During 2001, the Company announced a plan to close its IP Services Management operation, which resulted in the recording of restructuring and other special charges of $2.3 million.  As part of this plan, all 30 employees of the IP Services Management operation were terminated.  The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write downs, approximately $516,000 of inventory write downs, approximately $406,000 of lease termination costs and approximately $139,000 of other administrative closing costs.  At June 30, 2002, the remaining accrued balance for this charge was approximately $313,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize a majority of the remaining accrued balance during 2002.

Long-Term Lease Obligation Charges

The Company leases a facility in Schaumburg, Illinois that it is not currently occupying and will not occupy in the future.  This facility was sub-leased to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008.  In April 2001, the Company was notified that the tenant had filed for bankruptcy protection and it would be required to resume primary responsibility for the lease payments on this facility.  The Company is currently working with a real estate agent to find another sub-lease tenant for this facility.  The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $2.6 million, and this amount was included as restructuring and other special charges in 2001.  At June 30, 2002, the remaining accrued balance for this charge was approximately $1.8 million and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  Due to the long-term nature of this liability, the Company expects to utilize the remaining accrued balance over the next five years.

Strategic Repositioning Charges

During 2001, the Company announced a major reorganization and strategic repositioning.  As a result of this repositioning, the Company will have eliminated approximately 160 positions at facilities in the United States, Canada, Europe and Asia.  As of June 30, 2002, approximately 20 positions remain to be eliminated.  These terminations consist primarily of engineering positions, but also include manufacturing, sales and administrative positions.  Severance costs related to these terminations of approximately $2.8 million have been recorded as restructuring and other special charges during 2001.  At June 30, 2002, the remaining accrued balance for this charge was approximately $670,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize the remaining accrued balance during 2002.

Due to this strategic repositioning, certain facilities and fixed assets were no longer being utilized by the Company and will not be utilized in the future.  The Company is currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe.  The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $702,000, and this amount was included as restructuring and other special charges in 2001.  At June 30, 2002, the remaining accrued balance for this charge was approximately $531,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize the majority of the remaining accrued balance during 2002.  The Company also disposed of fixed assets that were no longer being utilized.  These fixed assets consist primarily of leasehold improvements on the idle leased facilities and computer equipment, furniture and fixtures and machinery and equipment that were used in connection with activities that have been discontinued by the Company.  The total charge for the fixed assets that was included as restructuring and other special charges in 2001 was $2.4 million and there was no accrual balance related to this charge as of December 31, 2001.

Additional costs of approximately $670,000 related to the strategic repositioning were charged to restructuring and other special charges in 2001.  These costs consist primarily of contract termination charges and other non-recurring charges associated with the repositioning.  At June 30, 2002, the remaining accrued balance for this charge was approximately $368,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize the remaining accrued balance during 2002.

The following table sets forth restructuring and other special charges accrual activity during the first six months of 2002:

(in thousands)	Employee Related	Facility Related	Other	Total
Restructuring accrual balance at December 31, 2001	$1,758	$3,144	$609	$5,511
Cash payments	(1,029)	(677)	(159)	(1,865)
Restructuring accrual balance at June 30, 2002	$729	$2,467	$450	$3,646

F.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of June 30, 2002 and December 31, 2001 were comprised of the following:

(In thousands)	June 30, 2002	December 31, 2001

Raw materials	$3,766	$5,244
Work in process	759	1,841
Finished goods	2,476	3,977
	$7,001	$11,062

G.            SEGMENT INFORMATION

The following table presents the Company's revenues and operating loss by geographic segment:

(In thousands)	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001

Revenues
North America	$19,012	$9,683	$39,747	$27,750
Europe	4,293	3,267	7,608	7,814
Other	5,882	3,814	10,049	7,817
Total revenues	$29,187	$16,764	$57,404	$43,381

Operating Loss
North America	$(53,673)	$(87,013)	$(68,927)	$(104,085)
Europe	(1,178)	(1,167)	(1,793)	(1,224)
Other	2,944	1,402	5,029	3,454
Total operating loss	$(51,907)	$(86,778)	$(65,691)	$(101,855)

Due to the impairment of IML goodwill, indefinite-lived intangible assets and amortizable intangible assets, long-lived assets in Canada have decreased to $2.0 million at June 30, 2002 as compared to $41.0 million at December 31, 2001.

H.            COMPREHENSIVE LOSS

The following table represents the Company’s comprehensive loss for the stated periods.

(In thousands)	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001

Net loss	$(41,043)	$(84,389)	$(54,569)	$(105,893)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(1,520)	(64)	(1,796)	(1,385)
Change in market value of available for sale securities	33	227	(113)	901
Comprehensive loss	$(42,530)	$(84,226)	$(56,478)	$(106,377)

I.                 LONG-TERM DEBT

In the second quarter of 2002, the Company paid approximately $17.0 million to extinguish approximately $25.0 million face value of convertible debt.  As a result, the Company wrote off approximately $559,000 of unamortized debt issuance costs and recorded a related extraordinary gain of approximately $4.6 million, net of tax expense of approximately $3.0 million.

In the six months ended June 30, 2002, the Company paid approximately $19.2 million to extinguish approximately $28.5 million face value of convertible debt.  As a result, the Company wrote off approximately $643,000 of unamortized debt issuance costs and recorded a related extraordinary gain of approximately $5.3 million, net of tax expense of approximately $3.5 million.

It is possible that the Company will record further extraordinary gains or losses related to early debt extinguishments in future reporting periods.

J.              FOREIGN CURRENCY TRANSLATION

For the quarter ended June 30, 2002 and 2001, as a result of remeasuring the U.S. dollar denominated debt on the books of a Canadian subsidiary, the Company incurred a foreign exchange gain of approximately $3.6 million and $2.6 million, respectively.  For the six months ended June 30, 2002 and 2001, these amounts were a gain of $3.8 million and a loss of $297,000, respectively.  These amounts are included in the condensed consolidated statement of operations classification “Other expense, net.”  Further transaction losses or gains, which may be material, may be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

K.            COMMITMENTS AND CONTINGENCIES

The Company is the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia.  This action has been transferred by court order to the U.S. District Court for the District of Massachusetts.  The plaintiff alleges that one or more of the Company’s products infringe upon two related United States patents owned by it and seeks injunctive relief and damages in an unspecified amount.  The patents relate to a specific routing protocol.  The action is in the discovery phase and the parties are preparing for a claim construction hearing.  The Company has reviewed the allegations with its patent counsel and continues to believe that none of its products infringe upon the patents.  Accordingly, the Company has not recorded any liability in the financial statements.  The Company is defending the claim vigorously.

L.             ACQUISITION OF MESSAGEMACHINES, INC.

On April 1, 2002, the Company acquired MessageMachines, Inc. (“MMI”), a privately-held Massachusetts company for a total cost of $3.0 million, including transaction costs of $365,000.  In connection with the acquisition, the Company paid net aggregate cash consideration of $2.6 million to the founders and shareholders of MMI.

MMI’s technology brings new capabilities in wireless data and messaging to the Company. MMI’s messaging software routes text messages between wireless networks and all types of real-time communications devices, including mobile phones, pagers, and personal digital assistants.

The acquisition has been accounted for as a purchase business combination.  Accordingly, the results of operations of MMI have been included with those of the Company for periods subsequent to the date of the acquisition.  Of the total purchase price of $3.0 million, $2.1 million was allocated to acquired completed technology and $874,000 was recorded as goodwill.  The amount allocated to acquired completed technology is being amortized over a four-year period and this amortization is included in the statement of operations classification, “Cost of revenues.”

Pro forma data summarizing the combined results of the Company and MMI have been omitted as the results of operations of MMI are immaterial for all prior periods.

M.          RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Statement updates, clarifies and simplifies existing accounting pronouncements.  FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, gains and losses from debt extinguishment are classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements.  FAS No. 145 is effective for the Company beginning January 1, 2003.  The Company is currently evaluating the potential impact of FAS No. 145 to its consolidated financial statements.

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

The adoption of FAS No. 142 eliminated the amortization of goodwill and indefinite-lived intangible assets from the Company’s consolidated statement of operations for the quarter and six months ended June 30, 2002.  In accordance with FAS No. 142, during the first quarter of 2002, the Company assigned its goodwill and indefinite-lived intangible assets to reporting units and tested these assets for impairment.  As a result, no impairment of goodwill or indefinite-lived intangible assets was indicated.  Therefore, no impairment charge was recorded by the Company based upon its adoption of FAS. No. 142.  After adoption, FAS No. 142 requires the Company to test goodwill and indefinite-lived intangible assets for impairment at least annually and if an impairment is indicated, a charge will be taken in the appropriate reporting period to reflect the reduction of the carrying value of the goodwill or indefinite-lived intangible asset to its fair value.

The following schedule provides a reconciliation of previously reported net loss and loss per share to adjusted net loss and adjusted loss per share as if the adoption of FAS No. 142 had taken place on January 1 of the year indicated:

(In thousands, except per share amounts)	Three Months ended June 30, 2001	Six Months ended June 30, 2001

Net loss as reported	$(84,389)	$(105,893)
Amortization of goodwill	6,661	12,948
Amortization of indefinite-lived intangible assets	103	201
Adjusted net loss	$(77,625)	$(92,744)

Weighted average basic and diluted shares outstanding	36,573	36,497

Loss per share as reported	$(2.31)	$(2.90)

Adjusted loss per share	$(2.12)	$(2.54)

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

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  FAS No. 146 addresses accounting for restructuring and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3.  FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  FAS No. 146 is effective for restructuring activities initiated after December 31, 2002.  The Company is still evaluating the potential impact of this new accounting pronouncement.

N.            SUBSEQUENT EVENTS

Restructuring

In July 2002, the Company announced a restructuring plan that will reduce headcount by approximately 12% and operating expenses by approximately 20%.  The Company is currently in the process of finalizing this restructuring plan.

Bank Line of Credit

On August 1, 2002, the Company amended its bank line of credit.  This line of credit was originally established in May 1999 for working capital purposes.  The amendment increased the line of credit from $7.5 million to $10.0 million, with $5.0 million of this credit facility available to the Company at any time and the remaining $5.0 million available to the Company based on a borrowing base calculation.  Borrowings under the line of credit bear interest at the bank’s floating rate of prime. The Company is subject to certain covenants under the agreement.  These covenants require the maintenance of a specific equity ratio, timely financial reporting to the bank and the maintenance of depository and operating accounts with the bank.  This credit agreement is subject to renewal on August 1, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We design, deliver and support technology-leading systems and system building blocks for innovative voice, video and data services on wireless and wireline networks.  Our products and services are built on open technologies and strategic relationships with application and technology suppliers and leverage best-in-class supply chain and integration partnerships.  Because of this, our customers, which include most of the world’s top communications equipment suppliers and many of the world’s top solution developers and service providers, are able to enhance their competitive position and bring their applications and services to market faster and at lower costs.

During 2001 we initiated a major reorganization and repositioning of our business to offer systems as well as system building blocks to our customers.  The success of this reorganization and repositioning is dependent upon, among other things, our ability to effect major changes in our prior sales, marketing and sourcing strategies.  To accomplish our repositioning, we are in the process of several initiatives, the effectiveness of which will affect our future operating results.  We are increasing our dependence on a direct sales force to penetrate new customers for our systems offerings, including the creation of a sales force to penetrate wireless service providers.  In concert with our greater emphasis on systems offerings, we are shifting the primary sales method of our historical system building blocks to indirect channels and original equipment manufacturers.  We have also begun to leverage our existing supplier relationships and to develop a broader network of strategic partners to support our systems level product offerings.  There can be no assurance that we will be successful at implementing these changes and the failure to achieve successfully one or more of these initiatives could result in reduced revenues and/or increased expenses.  In addition, there can be no assurance that our repositioning, even if fully implemented, will have a positive effect on our financial results or operations.

During the first six months of 2002, we paid $19.2 million to extinguish $28.5 million face value of convertible debt.  As a result, we recorded a related extraordinary gain of $5.3 million, net of tax expense of $3.5 million.  It is possible that we will record further extraordinary gains or losses related to early debt extinguishment in future reporting periods.

The Board of Directors approved a stock repurchase program in October of 2001, authorizing us to repurchase up to 2,500,000 shares of our outstanding common stock for an aggregate purchase price not to exceed $5.0 million.  During the second quarter of 2002, we repurchased 65,000 shares for an aggregate purchase price of $238,000.  As of June 30, 2002, cumulative repurchases under the stock repurchase program totaled 915,000 shares for an aggregate purchase price of $4.7 million.  It is reasonably possible that we will repurchase additional shares of our outstanding common stock in future reporting periods.

On April 1, 2002, we acquired MessageMachines, Inc. (“MMI”), a privately-held Massachusetts company for a total cost of $3.0 million, including transaction costs of $365,000.  In connection with the acquisition, we paid net aggregate cash consideration of $2.6 million to the founders and shareholders of MMI.  The acquisition has been accounted for as a purchase business combination.

During the second quarter of 2002, we wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition.  As a result of our announced and planned intention to reduce overall workforce, including IML employees, the discontinuance of IML products as part of our generally available product offering, continued declining financial results for IML and the economic condition of the CLEC industry and VoDSL market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets decreased.  Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

In July 2002, we announced a restructuring plan that will reduce our headcount by approximately 12% and our operating expenses by approximately 20%.  We are currently in the process of finalizing this restructuring plan.

RESULTS OF OPERATIONS

Revenues

Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers.  Revenues of $29.2 million for the three months ended June 30, 2002 (“2002”) increased 74.1% from $16.8 million for the three months ended June 30, 2001 (“2001”).  Revenues of $57.4 million for the six months ended June 30, 2002 increased 32.3% from $43.4 million for the six months ended June 30, 2001.  The increase is attributable to $9.8 million and $20.0 million of revenue generated by VES for the three and six month periods ending June 30, 2002 respectively.  We acquired VES in the fourth quarter of 2001.  These VES sales were made primarily through our supply agreement with Lucent Technologies, Inc. ("Lucent"). The VES revenue was partially offset by the decrease in capital spending by network equipment providers affecting the telecommunications build-out, which has had a negative impact across all of our product families.  The levels of revenue we will be able to achieve in the future will depend to a great extent upon how long this slowdown continues.  Future revenues will also depend on the success of our reorganization and repositioning that we began instituting in the fourth quarter of 2001.

Revenues from customers located outside of North America of $10.2 million for the three months ended June 30, 2002 increased 43.7% from $7.1 million for the three months ended June 30, 2001 and represented 34.9% and 42.2% of revenues for the three months ended June 30, 2002 and 2001, respectively.  Revenues from customers located outside of North America of $17.7 million for the six months ended June 30, 2002 increased 13.0% from $15.6 million for the six months ended June 30, 2001 and represented 30.8% and 36.0% of revenues for the six months ended June 30, 2002 and 2001, respectively.  The increase in sales to customers located outside of North America was primarily due to VES revenue generated outside of North America.  However, the decrease in the percentage of sales made to customers outside of North America as they relate to total sales is primarily due to the impact of the  continued economic slowdown affecting certain areas outside of North America.

Revenues from Lucent, our primary reseller to network operators, represented 31.6% and 33.5% of total revenues for the three and six months ended June 30, 2002, respectively.

Gross Profit

Our cost of revenues consist primarily of product cost, cost of services provided to our customers, overhead associated with testing and fulfillment operations and the amortization of acquired completed technology.  Gross profit for the three months ended June 30, 2002 of $12.0 million increased 61.9% from $7.4 million for the three months ended June 30, 2001, and represented 41.0% and 44.1% of revenues for 2002 and 2001, respectively.  Gross profit for the six months ended June 30, 2002 of $24.7 million increased 9.7% from $22.5 million for the six months ended June 30, 2001, and represented 43.1% and 52.0% of revenues for 2002 and 2001, respectively.  The decrease in gross profit percentage is primarily due to increased spending intended to create efficiencies in our manufacturing operation, including the integration of the VES business, and increased sales of lower margin products.

Included in cost of revenues for the three months ended June 30, 2002 are $946,000 of acquired completed technology amortization related to the VES, IML and MMI acquisitions, as well as a $2.9 million impairment charge to write down the carrying value of IML acquired completed technology to its fair value.  Excluding these costs from cost of revenues would yield a gross profit percentage of 54.1% for the quarter ended June 30, 2002.  Included in cost of revenues for the three months ended June 30, 2001 are $447,000 of acquired completed technology amortization related to the IML and ViaDSP acquisitions and $516,000 of inventory reserves related to restructuring and other special charges.  Excluding these costs from cost of revenues would yield a gross profit percentage of 49.8% for the three months ended June 30, 2001.

Included in cost of revenues for the six months ended June 30, 2002 are $1.8 million of acquired completed technology amortization related the VES, IML and MMI acquisitions, a $2.9 million impairment charge to write down the carrying value of IML acquired completed technology to its fair value, as well as a $1.1 million inventory fair value adjustment related to the VES acquisition.  Excluding these costs from cost of revenues would yield a gross profit percentage of 53.2% for the six months ended June 30, 2002.  Included in cost of revenues for the six months ended June 30, 2001 are $903,000 of acquired completed technology amortization related to the IML and ViaDSP acquisitions and $516,000 of inventory reserves related to restructuring and other special charges.  Excluding these costs from cost of revenues would yield a gross profit percentage of 55.2% for the six months ended June 30, 2001.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses.  Selling, general and administrative expenses of $16.5 million for the three months ended June 30, 2002 decreased 36.0% from

$25.8 million for the three months ended June 30, 2001, and represented 56.5% and 153.7% of total revenues for the three months ended June 30, 2002 and 2001, respectively.  Selling, general and administrative expenses of $33.3 million for the six months ended June 30, 2002 decreased 29.7% from $47.3 million for the six months ended June 30, 2001, and represented 58.0% and 109.1% of total revenues for the six months ended June 30, 2002 and 2001, respectively.  The primary reason for the decease in selling, general and administrative expense is due to the implementation of FAS 142, which eliminated the amortization of goodwill and indefinite-lived intangible assets.  Amortization expense for these assets for the three and six months ended June 30, 2001 was $6.8 million and $13.1 million, respectively.

Included in selling, general and administrative expense for the three months ended June 30, 2002 are $1.4 million of amortization of intangible assets related to the VES and IML acquisitions, $1.1 million of non-cash compensation expense related to the VES and IML acquisitions and $182,000 of amortization of debt issuance costs.  Included in selling, general and administrative expense for the three months ended June 30, 2001 are $7.1 million of amortization of intangible assets related to the IML, Mobilee, ViaDSP and Teknique acquisitions, $4.5 million of non-cash compensation expense related to the IML and Mobilee acquisitions, $289,000 of amortization of debt issuance costs and $201,000 of legal costs incurred related to the QWES.com acquisition.

Included in selling, general and administrative expense for the six months ended June 30, 2002 are $2.7 million of amortization of intangible assets related to the VES and IML acquisitions, $2.6 million of non-cash compensation expense related to the VES, Mobilee and IML acquisitions and $393,000 of amortization of debt issuance costs.  Included in selling, general and administrative expense for the six months ended June 30, 2001 are $13.9 million of amortization of goodwill and other intangibles related to the IML, Mobilee, ViaDSP and Teknique acquisitions, $8.8 million of non-cash compensation expense related to the IML and Mobilee acquisitions, $576,000 of amortization of debt issuance costs, $343,000 of legal costs incurred related to the QWES.com acquisition and the reversal of a $4.6 million accrual related to additional compensation that would not be paid to the employees of IML.  This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation.  During the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed.

We expect that the dollar amount of our selling, general and administrative expenditures will remain relatively flat for the foreseeable future.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.  These costs are expensed as incurred.  Research and development expenditures of $11.0 million for the three months ended June 30, 2002 increased 9.5% from $10.0 million for the three months ended June 30, 2001, and were 37.5% and 59.7% of total revenues for 2002 and 2001, respectively.  Research and development expenditures of $20.7 million for the six months ended June 30, 2002 increased 11.0% from $18.7 million for the six months ended June 30, 2001, and were 36.1% and 43.1% of total revenues for 2002 and 2001, respectively.  The increases were due to increased development project related costs associated with the CG6100, PowerAccess, HearSay and PacketMedia product lines.  We expect that the dollar amount of our research and development expenditures will remain relatively flat for the foreseeable future.

Restructuring and Other Special Charges

During the second quarter of 2001, we recorded restructuring and other special charges of approximately $3.6 million.  These charges consist of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, and approximately $1.3 million related to a long-term lease obligation.  For this total charge of $3.6 million, approximately $516,000 related to the write down of IP Services Management inventory and was included in the statement of operations classification, “cost of revenues.”  The remaining $3.0 million was included in the statement of operations classification, “restructuring and other special charges.”  The details of each of these items are outlined below.

IP Services Management Charges

During the second quarter of 2001, we announced a plan to close our IP Services Management operation, which resulted in the recording of restructuring and other special charges of $2.3 million in the second quarter of 2001.  As part of this plan, all 30 employees of the IP Services Management operation were terminated.  The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write downs, approximately $516,000 of inventory write downs, approximately $406,000 of lease termination costs and approximately $139,000 of other administrative closing costs.

Long-Term Lease Obligation Charges

We lease a facility in Schaumburg, Illinois that is not currently being occupied by us and will not be occupied by us in the future.  This facility was sub-leased by us to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008.  In April 2001, we were notified that the tenant had filed for bankruptcy protection and we would be required to resume primary responsibility for the lease payments on this facility.  We are currently working with a real estate agent to find another sub-lease tenant for this facility.  During the second quarter of 2001, we estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $1.3 million, and this amount was included as restructuring and other special charges in the second quarter of 2001.

Impairment Charge

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable.  In performing this assessment, we assign goodwill and indefinite-lived intangible assets to reporting units and then perform a two-step analysis to test for impairment.  The first step is used only to identify a potential goodwill impairment loss by comparing the fair value of the reporting unit with the unit’s carrying amount.  The second step is used to measure the amount of a goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an impairment is indicated, the asset is written down to its estimated fair value based on our expectation of future discounted net cash flows.

During the second quarter of 2002, we wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition.  As a result of our planned intention to reduce overall workforce, including IML employees, the discontinuance of IML products as a part of our generally available product offering, continued declining financial results for IML and the economic condition of the CLEC industry and VoDSL market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.  Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

During the second quarter of 2001, we wrote down approximately $55.3 million of goodwill associated with the IML acquisition.  As a result of declining historical and forecasted operating results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML’s goodwill decreased.  We performed an impairment test based on a comparison of the undiscounted cash flows to the recorded value of the asset.  Since an impairment was indicated, the asset was written down to its estimated fair value on a discounted cash flow basis.

Other Income (Expense), Net

Other income (expense), net, for the three months ended June 30, 2002 and 2001 was $2.5 million and $2.6 million, respectively.  Included in other income for 2002 is a $3.6 million foreign currency translation gain generated on the intercompany debt related to the IML transaction.  Included in other income for 2001 is a $2.6 million foreign currency translation gain generated on the intercompany debt related to the IML transaction and a $956,000 write down to fair value of a minority investment.

Other income (expense), net for the six months ended June 30, 2002 and 2001 was $1.7 million and ($3.6 million), respectively.  Included in other income for 2002 is a $3.8 million foreign currency translation gain generated on the intercompany debt related to the IML transaction.  Included in other expenses for 2001 is a $297,000 foreign currency translation loss generated on the intercompany debt related to the IML transaction, a $6.1 million write down to fair value of a minority investment and a $174,000 gain on the sale of a minority investment.

Income Tax (Benefit) Expense

Income tax (benefit) expense for the three months ended June 30, 2002 and 2001 was ($3.8 million) and $250,000, respectively.  Income tax (benefit) expense for the six months ended June 30, 2002 and 2001 was ($4.2 million) and $475,000, respectively.  Income tax (benefit) expense is primarily due to state and foreign taxes in 2002 and 2001, and the tax effect of an extraordinary gain on extinguishment of debt in 2002.  In addition, during the second quarter of 2002, due to recently enacted U.S. tax legislation that allows for the extension of the federal carryback period, we booked $800,000 of income tax benefit.  For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $59.1 million at December 31, 2001 which may be subject to limitation pursuant to Internal Revenue Code Section 382.  These carryforwards will begin to expire in 2019.  We also have a foreign net operating loss carryforward of approximately $13.8 million at December 31, 2001.  We have $3.8 million of tax credits which are composed of federal research and development credits and state and local credits.  These credits expire beginning in 2002.  We believe that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation allowance has been established.

Extraordinary Gain on Extinguishment of Debt

In the second quarter of 2002, we paid approximately $17.0 million to extinguish approximately $25.0 million face value of convertible debt.  As a result, we recorded a related extraordinary gain of approximately $4.6 million, net of tax expense of approximately $3.0 million.

In the six months ended June 30, 2002, we paid approximately $19.2 million to extinguish approximately $28.5 million face value of convertible debt.  As a result, we recorded a related extraordinary gain of approximately $5.3 million, net of tax expense of approximately $3.5 million.

It is possible that we will record further extraordinary gains or losses related to early debt extinguishments in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, our principal sources of liquidity included cash and cash equivalents of $39.9 million and marketable securities of $80.1 million.  We also have access to a $10.0 million bank line of credit for working capital purposes that was established in May 1999 and amended on August 1, 2002. $5.0 million of this credit facility is available to us at any time while the remaining $5.0 million is available based on a borrowing base calculation.  Borrowings under our line of credit bear interest at the bank’s floating rate of prime. We are subject to certain covenants under the agreement.  These covenants require the maintenance of a specific equity ratio, timely financial reporting to the bank and the maintenance of depository and operating accounts with the bank.  This credit agreement is subject to renewal on August 1, 2003.  We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in our Form 10-K for the year ended December 31, 2001, nor do we have any transactions, arrangements or other relationships with any special purpose entities.  We believe that our available cash, cash equivalents, marketable securities and bank line of credit will be sufficient to meet our operating expenses, capital requirements and contractual obligations for the foreseeable future.

Cash used in operations for the six months ended June 30, 2002 and 2001 was $12.7 million and $17.2 million, respectively. Included in net income for the six months ended June 30, 2002 and 2001 are $12.3 million and $29.1 million, respectively, of non-cash expenses related to depreciation and amortization of fixed assets, intangible assets and deferred compensation, $39.3 million and $55.3 million, respectively, of impairment charges.  Included in net income for the six months ended June 30, 2002 is $8.8 million extraordinary gain realized on the early extinguishment of debt.  Included in net income for the six months ended June 30, 2001 is $6.1 million of non-cash expense related to the write-down of an equity investment.

The change in working capital for the six months ended June 30, 2002 was $2.6 million compared to ($3.3 million) for the six months ended June 30, 2001.  The increase in working capital in 2002 was primarily due to the decrease in inventory from $11.1 million at December 31, 2001 to $7.0 million at June 30, 2002, partially off-set by the increase in prepaid expenses and other current assets from $6.8 million at December 31, 2001 to $9.1 million at June 30, 2002.  The decrease in inventory is attributable to a 35.3% increase in sales in the second quarter of 2002 as compared to the fourth quarter of 2001 combined with more efficient inventory management.  The increase in prepaid expenses and other current assets is also attributable to the increase in sales to our channel customers in the second quarter of 2002 as compared to the fourth quarter of 2001, as this revenue is deferred and the related cost is reflected in other current assets.

Cash used in investing activities for the six months ended June 30, 2002 and 2001 was $10.0 million and $229.4 million, respectively.  Cash was used in 2002 and 2001 for purchases of property and equipment of $4.0 million and $7.3 million, respectively.  Included in purchases in 2001 is $1.3 million for the purchase of two buildings which we were leasing for our Canadian operations.  In 2002, we purchased additional marketable securities totaling $80.0 million and sold marketable securities for proceeds of $76.9 million.  In 2001, we purchased additional marketable securities totaling $240.5 million and sold marketable securities for proceeds of $29.1 million.  We expect capital expenditures in 2002 will approximate $10 to $12 million, principally for testing equipment, development equipment and computer hardware and software.

Cash provided by (used in) financing activities in 2002 and 2001 was ($21.4 million) and $1.1 million, respectively.  In 2002, we used cash of $19.2 million to extinguish $28.5 million face value of convertible debt and $2.8 million to purchase 915,000 shares of our common stock through our repurchase plan, while cash of $586,000 was provided by the exercise of common stock options.  In 2001, $325,000 was used to repay debt that was on the books of IML prior to our acquisition of IML and $1.3 million was provided by the exercise of common stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Statement updates, clarifies and simplifies existing accounting pronouncements.  FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, gains and losses from debt extinguishment are classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements.  FAS No. 145 is effective for us beginning January 1, 2003.  We are currently evaluating the potential impact of FAS No. 145 to our consolidated financial statements.

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

The adoption of FAS No. 142 eliminated the amortization of goodwill and indefinite-lived intangible assets from our consolidated statement of operations for the quarter and six months ended June 30, 2002.  In accordance with FAS No. 142, during the first quarter of 2002, we assigned our goodwill and indefinite-lived intangible assets to reporting units and tested these assets for impairment.  As a result, no impairment of goodwill or indefinite-lived intangible assets was indicated.  Therefore, no impairment charge was recorded based upon our adoption of FAS. No. 142.  After adoption, FAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually and if an impairment is indicated, a charge will be taken in the appropriate reporting period to reflect the reduction of the carrying value of the goodwill or indefinite-lived intangible asset to its fair value.

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

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  FAS No. 146 addresses accounting for restructuring and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3.  FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  FAS No. 146 is effective for restructuring activities initiated after December 31, 2002.  We are still evaluating the potential impact of this accounting pronouncement.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business.  We have no material legal proceedings currently pending, except as described below:

We are the defendant in an action by Connectel, LLC initially filed in August 2000 in the U.S. District Court for the Eastern District of Virginia.  This action has been transferred by court order to the U.S. District Court for the District of Massachusetts.  The plaintiff alleges that one or more of our products infringe upon two related United States patents owned by it and seeks injunctive relief and damages in an unspecified amount.  The patents relate to a specific routing protocol.  The action is in the discovery phase and the parties are preparing for a claim construction hearing.  We have reviewed the allegations with our patent counsel and continue to believe that none of our products infringe upon the patents.  We are defending the claim vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 26, 2002, the Company held its Annual Meeting of Stockholders.  The matters considered at the meeting consisted of the following:

1.                                       Election of Ofer Gneezy and Robert P. Schechter as directors for three year terms.  The results of the voting was as follows:

	For	Abstain
Ofer Gneezy	29,041,475	130,194
Robert P. Schechter	28,558,033	613,636

2.                                       Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent certified public accountants.

For	Against	Withhold Authority
29,054,992	104,307	12,370

Item 6.  Exhibits and Reports on Form 8-K.

A.  Exhibits

No.	Title

2.6 *

Merger Agreement dated as of May 18, 2000 by and among the Registrant, NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (filed with the Registrant’s Form 8-K dated July 20, 2000).

2.7 *	Asset Purchase Agreement dated October 15, 2001 by and between the Registrant and Lucent Technologies Inc. (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

3.1 *	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Form 10-K for the year ended December 31, 1995).

3.2 *	By-laws of Registrant, as amended (filed with the Registrant’s registration statement on Form S-1 (#33-72596)).

3.4 *	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Form 8-K dated May 4, 2001).

4.1 *	Specimen Certificate for the Common Stock (filed with the Registrant’s registration statement on Form S-1 (#33-72596)).

4.2 *	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant’s Form 8-K dated October 12, 2000).

4.3 *	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant’s Form 8-K dated October 12, 2000).

4.4 *	Form of Global Note (filed with the Registrant’s Form 8-K dated October 12, 2000).

10.11 # *	1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant’s registration statement on Form S-1 (#33-72596)).

10.12 # *	1993 Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.13 # *	1993 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.14 # *	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.19 # *	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.20 *	Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant’s Form 10-K for the year ended December 31, 1996).

10.23 # *	2000 Equity Incentive Plan (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.24 *	Loan and Security Agreement dated May 14, 1999 between the Registrant and Silicon Valley Bank (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.25 *	First Loan Modification Agreement dated March 8, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.26 *	Second Loan Modification Agreement dated September 15, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.27 *	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.28 *	Third Loan Modification Agreement dated August 30, 2001 between the Registrant and Silicon Valley Bank (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.29 *	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (filed with the Registrant’s Form 8-K dated December 14, 2001).

10.30 *

Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent’s Echo Cancellation Business (filed with the Registrant’s Form 8-K dated December 14, 2001).

10.31	Fourth Loan Modification Agreement dated August 1, 2002 between the Registrant and Silicon Valley Bank.

99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Previously filed with the registration statement or report indicated.

#  Management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: August 13, 2002	By:	/S/ Robert P. Schechter

Robert P. Schechter

President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: August 13, 2002	By:	/S/ Robert E. Hult
Robert E. Hult
Vice President of Finance and Operations,
Chief Financial Officer and Treasurer