Form 10-Q
period 2002-09-30
NMS COMMUNICATIONS CORP
filed 2002-11-14
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2002

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

YES  ☒                   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,186,126 shares of Common Stock, $.01 par value, outstanding at October 31, 2002.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$43,722	$84,010
Marketable securities	70,053	77,168
Accounts receivable, net of allowance for doubtful accounts of $999 and $1,178, respectively	12,054	12,540
Inventories	10,170	11,062
Prepaid expenses and other current assets	8,353	6,811

Total current assets	144,352	191,591

Property and equipment, net of accumulated depreciation and amortization of $24,189 and $17,605, respectively	20,201	20,768
Goodwill and indefinite-lived intangible assets	37,303	70,259
Amortizable intangible assets, net of accumulated amortization of $6,116 and $5,488, respectively	21,060	30,900
Other long-term assets	3,700	5,587

Total assets	$226,616	$319,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,608	$5,763
Payable for repurchase of convertible notes	6,801	—
Accrued expenses and other liabilities	23,158	21,171

Total current liabilities	36,567	26,934

Long-term obligations, less current portion	88,968	128,432

Stockholders’ equity	101,081	163,739

Total liabilities and stockholders’ equity	$226,616	$319,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$25,939	$16,034	$83,343	$59,415

Costs of revenues	11,712	8,942	44,390	29,775

Gross profit	14,227	7,092	38,953	29,640

Operating expenses:
Selling, general and administrative	12,989	22,410	46,269	69,743
Research and development	9,246	9,186	29,983	27,872
Restructuring and other related charges	2,522	—	2,522	3,037
Impairment charges	—	250	36,400	55,597
Total operating expenses	24,757	31,846	115,174	156,249

Operating loss	(10,530)	(24,754)	(76,221)	(126,609)

Other income (expense), net	(310)	(3,309)	1,383	(6,872)

Loss before income taxes	(10,840)	(28,063)	(74,838)	(133,481)

Income tax benefit	1,657	3,652	5,812	3,177

Net loss before extraordinary item	(9,183)	(24,411)	(69,026)	(130,304)

Gain on early extinguishment of debt, net of tax expense of $1,693 and $5,209 for the three and nine months ended September 30, 2002, respectively, and $3,777 for the three and nine months ended September 30, 2001	2,541	5,666	7,815	5,666

Net loss	$(6,642)	$(18,745)	$(61,211)	$(124,638)

Basic and diluted loss before extraordinary item per common share	$(0.25)	$(0.67)	$(1.91)	$(3.57)
Extraordinary gain on extinguishment of debt	0.07	0.16	0.21	0.16
Basic and diluted net loss per common share	$(0.18)	$(0.51)	$(1.70)	$(3.41)

Weighted average basic and diluted shares outstanding	36,067	36,666	36,046	36,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flow from operating activities:
Net loss	$(61,211)	$(124,638)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,857	26,856
Non-cash compensation paid or accrued	2,989	13,361
Extraordinary gain on extinguishment of debt	(13,024)	(9,443)
Write-off of debt issuance costs	864	608
Impairment of IML goodwill and other intangible assets	39,301	55,985
Write-down of investment	—	6,730
Restructuring and other related charges	704	3,553
Foreign exchange translation (gain) loss on intercompany debt	(3,786)	3,253
Changes in assets and liabilities:
Accounts receivable	715	11,765
Inventories	2,841	(365)
Prepaid expenses and other assets	(789)	(538)
Accounts payable	614	(2,765)
Accrued expenses and other liabilities	1,269	(7,082)
Net cash used in operating activities	(15,656)	(22,720)
Cash flow from investing activities:
Additions to property and equipment	(6,948)	(10,505)
Purchases of marketable securities	(149,974)	(252,536)
Proceeds from the sale of marketable securities	156,939	94,021
Cash paid for acquisitions, net	(2,994)	(12,218)
Proceeds from note receivable	—	1,500
Other	—	(3)
Net cash used in investing activities	(2,977)	(179,741)
Cash flow from financing activities:
Repayment of long-term debt	—	(325)
Receipts on stockholders’ notes receivable	—	96
Repurchase of common stock	(2,801)	—
Repurchase of convertible notes	(19,186)	(13,171)
Proceeds from issuance of common stock	586	1,378
Net cash used in financing activities	(21,401)	(12,022)
Effect of exchange rate changes on cash	(254)	151
Net decrease in cash and cash equivalents	(40,288)	(214,332)
Cash and cash equivalents, beginning of period	84,010	280,152
Cash and cash equivalents, end of period	$43,722	$65,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.            BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2002 and the condensed consolidated statements of operations and cash flows for the three and nine-month periods ending September 30, 2002 and 2001 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).

In the opinion of management, all adjustments, which are of a normal recurring nature, except for those relating to the debt extinguishment which are more fully discussed below, necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, intangible assets, income taxes, restructuring and other related charges, and accounting for acquisitions.  Management bases these estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  The operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2001.

B.            BUSINESS AND CREDIT CONCENTRATION

At September 30, 2002, two customers, Lucent Technologies, Inc. (“Lucent”) and a channel partner in Asia, represented 32.2% and 13.5%, respectively, of the Company’s outstanding net accounts receivable balance.  The outstanding receivable balance of the Asian channel partner is secured by letters of credit.

Lucent also represented 20.4% and 29.4% of the Company’s revenues for the three and nine months ended September 30, 2002, respectively.  Additionally, one of the Company’s channel distribution partners in North America represented 10.5% of the Company’s revenues for the three months ended September 30, 2002.

At September 30, 2001, no customer represented more than 10% of the Company’s outstanding net accounts receivable balance or revenues for either the three or nine months ended September 30, 2001.

C.            GOODWILL AND INTANGIBLE ASSETS

The following schedule details the carrying value of goodwill, indefinite-lived intangible assets and amortizable intangible assets as of September 30, 2002 and December 31, 2001.

(In thousands)	September 30, 2002	December 31, 2001

Goodwill and indefinite-lived intangible assets
Goodwill	$37,197	$69,229
Indefinite-lived intangible assets	106	1,030
Total goodwill and indefinite-lived intangible assets	$37,303	$70,259

Amortizable intangible assets
Acquired completed technology	$14,321	$17,748
Supply agreement	12,000	12,000
Customer list	—	5,826
Trademarks and tradenames	200	200
Licenses and patents	655	614
Gross amortizable intangible assets	27,176	36,388

Accumulated amortization
Acquired completed technology	(2,243)	(2,458)
Supply agreement	(3,333)	(333)
Customer list	—	(2,185)
Trademarks and tradenames	(28)	(3)
Licenses and patents	(512)	(509)
Total accumulated amortization	(6,116)	(5,488)

Total amortizable intangible assets, net	$21,060	$30,900

The decrease in goodwill and indefinite-lived intangible assets from December 31, 2001 to September 30, 2002 is due to an impairment charge of $33.4 million to write down the goodwill ($32.4 million) and indefinite-lived intangible assets ($1.0 million) related to the IML acquisition to an estimate of their fair values, and a $1.9 million purchase price adjustment recorded to increase inventory acquired in the VES acquisition.  These decreases were partially off-set by the goodwill of $874,000 recorded in connection with the MessageMachines, Inc. acquisition and the fluctuation in foreign currency translation rates.

The decrease in the carrying value of amortizable intangible assets from December 31, 2001 to September 30, 2002 is due to amortization expense of $6.3 million and an impairment charge of $5.9 million to write down the amortizable intangible assets related to the IML acquisition to an estimate of fair value.  Of this impairment charge, $3.0 million related to the write down of the customer list and is included in the condensed consolidated statement of operations classification, “Impairment charges,” while $2.9 million related to the write down of acquired completed technology and is included in the condensed consolidated statement of operations classification, “Costs of revenues.”  These decreases were partially off-set by the $2.1 million of acquired completed technology recorded in connection with the MessageMachines, Inc. acquisition as well as the fluctuation in foreign currency translation rates.  Current estimated intangible asset amortization expense is expected to be $1.1 million, $6.7 million, $6.4 million, $2.5 million and $2.0 million for the remainder of fiscal 2002 and for the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

The Company reviews goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable.  In performing this assessment, the Company assigns goodwill and indefinite-lived intangible assets to reporting units and then performs a two-step analysis to test for impairment.  The first step is used only to identify a potential goodwill impairment loss by comparing the fair value of the reporting unit with the unit’s carrying amount.  The Company calculates the fair value of each reporting unit based on estimated undiscounted cash flows to be generated from the assets of each reporting unit.  In assessing the recoverability of these assets, the Company must project cash flows that are based on various operating assumptions such as revenue budgets and forecasts, projected expenditures and terminal value of each reporting unit.  Management of the Company develops these cash flow projections on a periodic basis and continuously reviews the projections based on actual operating trends and economic developments around the globe and within the telecommunications industry in particular.

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

During the second quarter of 2002, the Company wrote down approximately $39.3 million of long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition.  As a result of the Company’s planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as a part of the Company’s generally available product offering, continued declining revenues for IML products and the economic condition of the competitive local exchange carriers (“CLEC”) industry and the voice over digital subscriber line (“VoDSL”) market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.   Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

During 2001, the Company wrote down approximately $56.0 million of impaired long-lived assets which consisted of approximately $55.3 million related to the goodwill associated with the IML acquisition and approximately $638,000 related to the goodwill and acquired technology associated with the ViaDSP acquisition.  Based on the declining historical and forecasted results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML’s and ViaDSP’s goodwill had decreased.  Furthermore, based on the uncertain future utilization of the acquired technology, the estimated value of ViaDSP’s acquired technology had decreased.  As a result, these assets were written down to their fair value.  The charge of approximately $55.6 million related to the write down of goodwill is included in the statement of operations classification “impairment charges” while the charge of approximately $388,000 related to acquired technology is included in the statement of operations classification “costs of revenues.”

It is possible that the Company may incur additional impairment charges for long-lived assets, including goodwill, in future reporting periods.

D.            EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share (EPS) computations for net loss (amounts in thousands, except per share amounts):

	Three months ended September 30,
	2002		2001
	Gain (Loss)	Per Share Amount	Gain (Loss)	Per Share Amount

Basic and Diluted EPS
Loss before extraordinary item	$(9,183)	$(0.25)	$(24,411)	$(0.67)
Extraordinary gain on extinguishment of debt	2,541	0.07	5,666	0.16
Net loss	$(6,642)	$(0.18)	$(18,745)	$(0.51)

Weighted average basic and diluted shares outstanding		36,067		36,666

	Nine months ended September 30,
	2002		2001
	Gain (Loss)	Per Share Amount	Gain (Loss)	Per Share Amount

Basic and Diluted EPS
Loss before extraordinary item	$(69,026)	$(1.91)	$(130,304)	$(3.57)
Extraordinary gain on extinguishment of debt	7,815	0.21	5,666	0.16
Net loss	$(61,211)	$(1.70)	$(124,638)	$(3.41)

Weighted average basic and diluted shares outstanding		36,046		36,547

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive for the three and nine months ended September 30, 2002 and 2001 were 10,196,596 and 8,420,826, respectively, which represents all outstanding stock options as of September 30, 2002 and 2001 due to the net loss position of the Company.

E.              RESTRUCTURING AND OTHER RELATED CHARGES

2002

During the third quarter of 2002, the Company implemented a plan to reduce operating expenses.  As a result of this plan, the Company has eliminated approximately 60 positions at facilities in the United States, Canada and Europe. These terminations consist of engineering, manufacturing, sales and administrative positions.  Severance costs related to these terminations of approximately $1.8 million have been recorded as “restructuring and other related charges” during 2002.  At September 30, 2002, the remaining accrued balance for this charge was approximately $829,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to liquidate the remaining accrued balance during 2002 and early 2003.

In accordance with this cost reduction plan, certain fixed assets were no longer being utilized by the Company and were disposed or set aside for disposal. These fixed assets consist primarily of computer equipment, furniture and fixtures and machinery and equipment.  The total charge for the fixed assets that was included as "restructuring and other related charges" in 2002 was $704,000 and there was no accrual balance related to this charge as of September 30, 2002.

2001

During 2001, the Company recorded restructuring and other related charges of approximately $11.5 million.  These charges consist of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, approximately $2.6 million related to a long-term lease obligation and approximately $6.6 million related to the restructuring and repositioning of the Company.  For this total charge of $11.5 million, approximately $516,000 related to the write down of IP Services Management inventory and was included in the statement of operations classification, “costs of revenues.”  The remaining $11.0 million was included in the statement of operations classification, “restructuring and other related charges.”  The details of each of these items are outlined below.

IP Services Management Charges

During 2001, the Company announced a plan to close its IP Services Management operation, which resulted in the recording of restructuring and other related charges of $2.3 million.  As part of this plan, all 30 employees of the IP Services Management operation were terminated.  The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write downs, approximately $516,000 of inventory write downs, approximately $406,000 of lease termination costs and approximately $139,000 of other administrative closing costs.  At September 30, 2002, the remaining accrued balance for this charge was approximately $263,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to liquidate a majority of the remaining accrued balance during 2002.

Long-Term Lease Obligation Charges

The Company leases a facility in Schaumburg, Illinois that is not currently occupied.  This facility was sub-leased to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008.  In April 2001, the Company was notified that the tenant had filed for bankruptcy protection and it would be required to resume primary responsibility for the lease payments on this facility.  The Company is currently working with a real estate agent to find another sub-lease tenant for this facility.  The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $2.6 million, and this amount was included as restructuring and other related charges in 2001.  At September 30, 2002, the remaining accrued balance for this charge was approximately $1.6 million and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  Due to the long-term nature of this liability, the Company expects to liquidate the remaining accrued balance over the next five years.

Strategic Repositioning Charges

During 2001, the Company announced a major reorganization and strategic repositioning.  As a result of this repositioning, the Company eliminated approximately 160 positions at facilities in the United States, Canada, Europe and Asia.  These terminations consist primarily of engineering positions, but also include manufacturing, sales and administrative positions.  Severance costs related to these terminations of approximately $2.8 million have been recorded as restructuring and other related charges during 2001.  At September 30, 2002, the remaining accrued balance for this charge was approximately $404,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to liquidate the remaining accrued balance during 2002.

Due to this strategic repositioning, certain facilities and fixed assets were no longer being utilized by the Company and will not be utilized in the future.  The Company is currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe.  The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $702,000, and this amount was included as restructuring and other related charges in 2001.  At September 30, 2002, the remaining accrued balance for this charge was approximately $360,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to liquidate the majority of the remaining accrued balance during 2002.  The Company also disposed of fixed assets that were no longer being utilized.  These fixed assets consist primarily of leasehold improvements on the idle leased facilities and computer equipment, furniture and fixtures and machinery and equipment that were used in connection with activities that have been discontinued by the Company.  The total charge for the fixed assets that was included as restructuring and other related charges in 2001 was $2.4 million and there was no accrual balance related to this charge as of December 31, 2001.

Additional costs of approximately $670,000 related to the strategic repositioning were charged to restructuring and other related charges in 2001.  These costs consist primarily of contract termination charges associated with the repositioning.  At September 30, 2002, the remaining accrued balance for this charge was approximately $373,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to liquidate the remaining accrued balance during 2002.

The following table sets forth restructuring and other related charges accrual activity during the first nine months of 2002:

(in thousands)	Employee Related	Facility Related	Other	Total
Restructuring accrual balance at December 31, 2001	$1,758	$3,144	$609	$5,511
Restructuring and other related charges	1,818	704	—	2,522
Non-cash utilization	—	(704)	—	(704)
Cash payments	(2,305)	(1,044)	(154)	(3,503)
Restructuring accrual balance at September 30, 2002	$1,271	$2,100	$455	$3,826

F.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of September 30, 2002 and December 31, 2001 were comprised of the following:

(In thousands)	September 30, 2002	December 31, 2001

Raw materials	$3,413	$5,244
Work in process	1,357	1,841
Finished goods	5,400	3,977
	$10,170	$11,062

G.            SEGMENT INFORMATION

Over the past ten months the Company has been working to integrate the VES acquisition into the business. With that process essentially completed, the Company has updated its segment reporting.  The Company’s segment reporting now includes revenue information specific to its two revenue generating business units.  These business units are comprised of the Platforms Solutions (PS) business unit and the Voice Enhancement Systems (VES) business unit.  The PS business unit revenues consist of sales of products and services related to the Company’s systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing.  The VES business unit revenues consist of sales of products and services related to the Company’s voice quality enhancement and echo cancellation systems.

The following table presents the Company’s revenues by business unit and revenues and operating loss by geographic segment:

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands)	2002	2001	2002	2001
Revenues by business unit
Platforms Solutions	$20,963	$16,034	$58,378	$59,415
Voice Enhancement Systems	4,976	—	24,965	—
Total revenues	$25,939	$16,034	$83,343	$59,415

Revenues by geographic area
North America	$14,791	$9,192	$54,538	$36,942
Europe	3,422	3,001	11,030	10,815
Other	7,726	3,841	17,775	11,658
Total revenues	$25,939	$16,034	$83,343	$59,415

Operating Income (Loss) by geographic area
North America	$(14,551)	$(25,127)	$(83,372)	$(129,016)
Europe	(443)	(1,148)	(2,342)	(2,567)
Other	4,464	1,521	9,493	4,974
Total operating loss	$(10,530)	$(24,754)	$(76,221)	$(126,609)

Due to the impairment of IML goodwill, indefinite-lived intangible assets and amortizable intangible assets recorded in the second quarter of 2002 and the disposal of certain fixed assets recorded as restructuring and other related charges in the third quarter of 2002, long-lived assets in Canada have decreased to $1.3 million at September 30, 2002 as compared to $41.0 million at December 31, 2001.

H.            COMPREHENSIVE LOSS

The following table represents the Company’s comprehensive loss for the stated periods.

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands)	2002	2001	2002	2001

Net loss	$(6,642)	$(18,745)	$(61,211)	$(124,638)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(290)	1,447	(2,086)	62
Change in market value of available for sale securities	—	(74)	(113)	826
Comprehensive loss	$(6,932)	$(17,372)	$(63,410)	$(123,750)

I.                 LONG-TERM DEBT

In the third quarter of 2002, the Company entered into transactions to pay $6.8 million to extinguish $11.0 million face value of convertible debt.  As a result of these transactions, in the third quarter of 2002 the Company wrote off $221,000 of unamortized debt issuance costs and recorded an extraordinary gain of $2.5 million, net of tax expense of $1.7 million.

In the nine months ended September 30, 2002, including the third quarter transactions described above, the Company will have paid $26.0 million to extinguish $39.5 million face value of convertible debt.  As a result, the Company wrote off $864,000 of unamortized debt issuance costs and recorded an extraordinary gain of $7.8 million, net of tax expense of $5.2 million.

In the third quarter of 2001, the Company paid $13.2 million to extinguish $22.7 million face value of convertible debt.  As a result, the Company wrote off $608,000 of unamortized debt issuance costs and recorded an extraordinary gain of $5.7 million, net of tax expense of $3.8 million.

It is possible that the Company will record further gains or losses related to early debt extinguishments in future reporting periods.

J.     FOREIGN CURRENCY TRANSLATION

On July 1, 2002, due to an amendment in payment terms, the U.S. dollar denominated intercompany debt on the books of a Canadian subsidiary has been reclassified from short-term to long-term.  Based on the amended payment terms, repayment of this intercompany debt is not planned or anticipated in the foreseeable future.  As a result of this reclassification, the gain or loss generated by the remeasurement of the debt at each reporting period is now being recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  For the three months ended September 30, 2002, as a result of remeasuring this debt, a $2.7 million loss was recorded as other comprehensive loss.

Prior to the reclassification of the debt, the gain or loss resulting from the remeasurement of the debt at each reporting period was being recorded as other income (expense) on the statement of operations.  For the nine months ended September 30, 2002, as a result of remeasuring the debt, the Company incurred a foreign exchange gain of approximately $3.6 million.  For the quarter and nine months ended September 30, 2001, these amounts were a loss of $3.0 million and $3.3 million, respectively.  These amounts are included in the condensed consolidated statement of operations classification “Other expense, net.”

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

MMI’s technology brings capabilities in wireless data and messaging to the Company. MMI’s messaging software routes text messages between wireless networks and all types of real-time communications devices, including mobile phones, pagers, and personal digital assistants.

The acquisition has been accounted for as a purchase business combination.  Accordingly, the results of operations of MMI have been included with those of the Company for periods subsequent to the date of the acquisition.  Of the total purchase price of $3.0 million, $2.1 million was allocated to acquired completed technology and $874,000 was recorded as goodwill.  The amount allocated to acquired completed technology is being amortized over a four-year period and this amortization is included in the statement of operations classification, “Costs of revenues.”

Pro forma data summarizing the combined results of the Company and MMI have been omitted as the results of operations of MMI are immaterial to those of the Company for all prior periods.

M.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  FAS No. 146 addresses accounting for restructuring and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3.  FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  FAS No. 146 is effective for restructuring activities initiated after December 31, 2002.  Any potential future impact to the Company’s consolidated financial statements of this new accounting pronouncement is based on events that may occur in the future.  Therefore, the Company is unable to evaluate the potential impact of this new accounting pronouncement.  Had this accounting standard been effective for the quarter and nine months ended September 30, 2002, the amounts and timing of restructuring and other related charges recorded would not have been materially different.

In April 2002 the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Statement updates, clarifies and simplifies existing accounting pronouncements.  FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, gains and losses from debt extinguishment are classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements.  FAS No. 145 is effective for the Company beginning January 1, 2003.  Had the Company adopted the provisions of FAS No. 145 in prior periods, the gains recorded upon extinguishment of debt would have been presented, without effect of tax, as a component of operating income.  Net loss for all periods presented would not have been effected.  Upon adoption in fiscal 2003, prior periods will be restated to reflect adoption of this new standard.

In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS No. 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of.  The Company adopted FAS No. 144 on January 1, 2002.  Adoption in a prior period would not have had a significant impact on the Company’s consolidated financial statements.

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

The adoption of FAS No. 142 eliminated the amortization of goodwill and indefinite-lived intangible assets from the Company’s consolidated statement of operations for the quarter and nine months ended September 30, 2002.  In accordance with FAS No. 142, during the first quarter of 2002, the Company assigned its goodwill and indefinite-lived intangible assets to reporting units and tested these assets for impairment.  As a result, no impairment of goodwill or indefinite-lived intangible assets was indicated.  Therefore, no impairment charge was recorded by the Company based upon its adoption of FAS. No. 142.  After adoption, FAS No. 142 requires the Company to test goodwill and indefinite-lived intangible assets for impairment at least annually and if an impairment is indicated, a charge will be taken in the appropriate reporting period to reflect the reduction of the carrying value of the goodwill or indefinite-lived intangible asset to its fair value.

The following schedule provides a reconciliation of previously reported net loss before extraordinary item, basic and diluted loss before extraordinary item per common share, net loss and basic and diluted net loss per common share to adjusted net loss before extraordinary item, adjusted basic and diluted loss before extraordinary item per common share, adjusted net loss and adjusted basic and diluted net loss per common share as if the adoption of FAS No. 142 had taken place on January 1 of the year indicated:

(In thousands, except per share amounts)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Net loss before extraordinary item as reported	$(24,411)	$(130,304)
Amortization of goodwill	3,130	16,078
Amortization of indefinite-lived intangible assets	105	306
Adjusted net loss before extraordinary item	$(21,176)	$(113,920)

Weighted average basic and diluted shares outstanding	36,666	36,547

Basic and diluted loss before extraordinary item per common share as reported	$(0.67)	$(3.57)

Adjusted basic and diluted loss before extraordinary item per common share	$(0.58)	$(3.12)

Net loss as reported	$(18,745)	$(124,638)
Amortization of goodwill	3,130	16,078
Amortization of indefinite-lived intangible assets	105	306
Adjusted net loss	$(15,510)	$(108,254)

Weighted average basic and diluted shares outstanding	36,666	36,547

Basic and diluted net loss per common share as reported	$(0.51)	$(3.41)

Adjusted basic and diluted net loss per common share	$(0.42)	$(2.96)

N.            SUBSEQUENT EVENTS

Restructuring Charge

In October 2002, the Company announced a restructuring plan that will reduce headcount within the VES business unit by approximately 18%.  The Company is currently in the process of finalizing this restructuring plan.

Option Forfeiture

On October 28, 2002, certain officers and members of upper management of the Company forfeited a total of 808,000 outstanding stock options.  These options were granted at various times from April 28 to October 13, 2000 at exercise prices ranging from $30.94 to $56.69.  The forfeited option shares will be used for future grants to the Company’s employees in the ordinary course of business.  Although some or all of the participants in this forfeiture may from time to time receive future grants in the ordinary course of business, there are no agreements, arrangements or obligations between the Company and these participants for subsequent option grants to these individuals.

Bank Line of Credit

On November 5, 2002, the Company amended its bank line of credit.  This line of credit was originally established in May 1999 for working capital purposes.  The current amendment provides for a $10 million line of credit, with $5.0 million of this credit facility available to the Company at any time and the remaining $5.0 million available to the Company based on a borrowing base calculation.  As of September 30, 2002, $10.0 million of this line of credit was available for borrowing by the Company.  Borrowings under the line of credit bear interest at the bank’s floating rate of prime. The Company is subject to certain covenants under the agreement.  These covenants require the maintenance of a specific equity ratio, timely financial reporting to the bank and the maintenance of depository and operating accounts with the bank.  As of September 30 , 2002, the Company was in compliance with all covenants related to this line of credit.  This credit agreement is subject to renewal on May 13, 2003.

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

During 2001 we initiated a major reorganization and repositioning of our business to extend our offer to include systems as well as system building blocks.  The success of this reorganization and repositioning continues to be dependent upon, among other things, our ability to effect major changes in our prior sales, marketing and sourcing strategies.  To accomplish our repositioning, we have completed several initiatives, the resulting effectiveness of which will affect our future operating results.  We have completed the shift of our primary sales method for systems building blocks to indirect channels, narrowed the focus of our directs sales force for systems building blocks to the larger communications equipment manufacturers, and created a sales force to penetrate wireless and long distance service providers.  We have also leveraged our existing supplier relationships and developed a broader network of strategic partners to support our systems level product offerings.  There can be no assurance that this repositioning will be successful and the failure to fully achieve successfully one or more of these initiatives could result in reduced revenues and/or increased expenses.  In addition, there can be no assurance that our repositioning, even if fully implemented, will have a positive effect on our financial results or operations.

On April 1, 2002, we acquired MessageMachines, Inc. (“MMI”), a privately-held Massachusetts company for a total cost of $3.0 million, including transaction costs of $365,000.  In connection with the acquisition, we paid net aggregate cash consideration of $2.6 million to the founders and shareholders of MMI.  The acquisition has been accounted for as a purchase business combination.

During the second quarter of 2002, we wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition.  As a result of our announced and planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as part of our generally available product offering, continued declining revenues for IML products and the economic condition of the CLEC industry and VoDSL market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets decreased.  Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

During the third quarter of 2002, we implemented a plan to reduce operating expenses.  As a result of this plan, we recorded restructuring and other related charges of $2.5 million during the third quarter of 2002.

In October 2002, we announced a restructuring plan that will reduce headcount within the Voice Enhancement Systems business unit by approximately 18%.  We are currently in the process of finalizing this restructuring plan.

Over the past ten months we have been working to integrate the VES acquisition into the business. With that process essentially completed, we have updated our segment reporting.  Our segment reporting now includes revenue information specific to our two revenue generating business units, Platforms Solutions (“PS”), and Voice Enhancement Systems (“VES”).

During the first nine months of 2002, including transactions that were initiated at the end of the third quarter but did not settle until the first week of the fourth quarter, we paid $26.0 million to extinguish $39.5 million face value of convertible debt.  As a result, we recorded an extraordinary gain of $7.8 million, net of tax expense of $5.2 million.  It is possible that we will record further gains or losses related to early debt extinguishment in future reporting periods.

The Board of Directors approved a stock repurchase program in October of 2001, authorizing us to repurchase up to 2,500,000 shares of our outstanding common stock for an aggregate purchase price not to exceed $5.0 million.  As of September 30, 2002, cumulative repurchases under the stock repurchase program totaled 915,000 shares for an aggregate purchase price of $4.7 million.  It is reasonably possible that we will repurchase additional shares of our outstanding common stock in future reporting periods.

RESULTS OF OPERATIONS

Revenues

Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers by our PS and VES business units.  The PS business unit revenues consist of sales of products and services related to our systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing.  The VES business unit revenues consist of sales of products and services related to our voice quality enhancement and echo cancellation systems.

Total company revenues of $25.9 million for the three months ended September 30, 2002 (“2002”) increased 61.8% from $16.0 million for the three months ended September 30, 2001 (“2001”).  Revenues of $83.3 million for the nine months ended September 30, 2002 increased 40.3% from $59.4 million for the nine months ended September 30, 2001.  The increase is primarily attributable to $5.0 million and $25.0 million of revenue generated by VES for the three and nine month periods ending September 30, 2002 respectively.  We acquired VES in the fourth quarter of 2001.  These VES sales were made primarily through our supply agreement with Lucent Technologies, Inc. (“Lucent”).

PS revenues of $21.0 million for the three months ended September 30, 2002 increased 30.7% from $16.0 million for the three months ended September 30, 2001.  This increase is primarily attributable to increased sales volume in Asia.  PSS revenues of $58.4 million for the nine months ended September 30, 2002 decreased 1.7% from $59.4 million for the nine months ended September 30, 2001.  This decrease is a result of the continued global economic slowdown within the telecommunications industry, particularly in North America and Europe, which had a greater impact on us in the first quarter of 2001 versus the first quarter of 2002.

Revenues from customers located outside of North America of $11.1 million for the three months ended September 30, 2002 increased 62.9% from $6.8 million for the three months ended September 30, 2001 and represented 43.0% and 42.7% of revenues for the three months ended September 30, 2002 and 2001, respectively.  Revenues from customers located outside of North America of $28.8 million for the nine months ended September 30, 2002 increased 28.2% from $22.5 million for the nine months ended September 30, 2001 and represented 34.6% and 37.8% of revenues for the nine months ended September 30, 2002 and 2001, respectively.  The increase in sales to customers located outside of North America was primarily due to VES revenue generated outside of North America and increased sales volume in Asia.  However, the decrease in the percentage of sales made to customers outside of North America as they relate to total sales is primarily due to the impact of the continued economic slowdown affecting certain areas outside of North America.

Revenues from Lucent, our primary reseller to network operators, represented 20.4% and 29.4% of total revenues for the three and nine months ended September 30, 2002, respectively.

Gross Profit

Our costs of revenues consist primarily of product cost, cost of services provided to our customers, overhead associated with testing and fulfillment operations and the amortization of acquired completed technology.  Gross profit for the three months ended September 30, 2002 of $14.2 million increased 100.6% from $7.1 million for the three months ended September 30, 2001, and represented 54.8% and 44.2% of revenues for 2002 and 2001, respectively.  Gross profit for the nine months ended September 30, 2002 of $39.0 million increased 31.4% from $29.6 million for the nine months ended September 30, 2001, and represented 46.7% and 49.9% of revenues for 2002 and 2001, respectively.

Included in costs of revenues for the three months ended September 30, 2002 are $591,000 of acquired completed technology amortization related to the VES and MMI acquisitions.  Excluding these items from costs of revenues would yield a gross margin of 57.1% for the quarter ended September 30, 2002.  Included in costs of revenues for the three months ended September 30, 2001 are $452,000 of acquired completed technology amortization related to the IML and ViaDSP acquisitions and $516,000 of inventory reserves related to restructuring and other related charges.  Excluding these items from costs of revenues would yield a gross margin of 50.3% for the three months ended September 30, 2001.

Included in costs of revenues for the nine months ended September 30, 2002 are $2.3 million of acquired completed technology amortization related the VES, IML and MMI acquisitions, a $2.9 million impairment charge to write down the carrying value of IML acquired completed technology to its fair value, as well as a $1.2 million inventory fair value adjustment related to the VES acquisition.  Excluding these items from costs of revenues would yield a gross margin of 54.4% for the nine months ended September 30, 2002.  Included in costs of revenues for the nine months ended September 30, 2001 are $1.4 million of acquired completed technology amortization related to the IML and ViaDSP acquisitions and $516,000 of inventory reserves related to restructuring and other related charges.  Excluding these items from costs of revenues would yield a gross margin of 53.0% for the nine months ended September 30, 2001.

Excluding the items described above, the increase in gross margin for the three and nine months ended September 30, 2002 compared to 2001 is primarily due to the realization of cost reductions implemented at the end of 2001 as part of our strategic repositioning and our additional cost reduction initiative implemented in the third quarter of 2002.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses.  Selling, general and administrative expenses of $13.0 million for the three months ended September 30, 2002 decreased 42.0% from $22.4 million for the three months ended September 30, 2001, and represented 50.0% and 139.8% of total revenues for the three months ended September 30, 2002 and 2001, respectively.  Selling, general and administrative expenses of $46.3 million for the nine months ended September 30, 2002 decreased 33.7% from $69.7 million for the nine months ended September 30, 2001, and represented 55.5% and 117.4% of total revenues for the nine months ended September 30, 2002 and 2001, respectively.  The primary reason for the decrease in selling, general and administrative expense is the realization of cost reductions implemented at the end of 2001 as part of our strategic repositioning and our additional cost reduction initiative implemented in the third quarter of 2002.  Additionally, the adoption of FAS 142 eliminated the amortization of goodwill and indefinite-lived intangible assets.  Amortization expense for these assets for the three and nine months ended September 30, 2001 was $3.2 million and $16.4 million, respectively.

Included in selling, general and administrative expense for the three months ended September 30, 2002 are $1.0 million of amortization of intangible assets related to the VES acquisition, $402,000 of non-cash compensation expense related to the VES and IML acquisitions and $169,000 of amortization of debt issuance costs.  Included in selling, general and administrative expense for the three months ended September 30, 2001 are $3.6 million of amortization of intangible assets related to the IML, Mobilee, ViaDSP and Teknique acquisitions, $4.6 million of non-cash compensation expense related to the IML and Mobilee acquisitions and $290,000 of amortization of debt issuance costs.

Included in selling, general and administrative expense for the nine months ended September 30, 2002 are $3.7 million of amortization of intangible assets related to the VES and IML acquisitions, $3.0 million of non-cash compensation expense related to the VES, Mobilee and IML acquisitions and $561,000 of amortization of debt issuance costs.  Included in selling, general and administrative expense for the nine months ended September 30, 2001 are $17.5 million of amortization of goodwill and other intangibles related to the IML, Mobilee, ViaDSP and Teknique acquisitions, $13.4 million of non-cash compensation expense related to the IML and Mobilee acquisitions, $866,000 of amortization of debt issuance costs, $346,000 of legal costs incurred related to the QWES.com acquisition and the reversal of a $4.6 million accrual related to additional compensation that would not be paid to the employees of IML.  This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation.  During the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed.

We expect that the dollar amount of our selling, general and administrative expenditures will decline as we continue to closely manage these expenses.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.  These costs are expensed as incurred.  Research and development expenditures of $9.2 million for the three months ended September 30, 2002 increased 0.7% from $9.2 million for the three months ended September 30, 2001, and were 35.6% and 57.3% of total revenues for 2002 and 2001, respectively.  Research and development expenditures of $30.0 million for the nine months ended September 30, 2002 increased 7.6% from $27.9 million for the nine months ended September 30, 2001, and were 36.0% and 46.9% of total revenues for 2002 and 2001, respectively.  The increases were due to increased development project related costs associated with the CG6500, HearSay and Mercury product lines.  We expect that the dollar amount of our research and development expenditures will decline as we continue to closely manage these expenses.

Restructuring and Other Related Charges

During the third quarter of 2002, we announced a plan to reduce operating expenses.  As a result of this plan, we have eliminated approximately 60 positions at facilities in the United States, Canada and Europe. These terminations consist of engineering, manufacturing, sales and administrative positions.  Severance costs related to these terminations of approximately $1.8 million have been recorded as “restructuring and other related charges” during 2002.  At September 30, 2002, the remaining accrued balance for this charge was approximately $829,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  We expect to liquidate the remaining accrued balance during 2002 and early 2003.

In accordance with this cost reduction plan, certain fixed assets were no longer being utilized by the Company and were disposed or set aside for disposal.  These fixed assets consist primarily of computer equipment, furniture and fixtures and machinery and equipment.  The total charge for the fixed assets that was included as “restructuring and other related charges” in 2002 was $704,000 and there was no accrual balance related to this charge as of September 30, 2002.

Impairment Charge

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable.  In performing this assessment, we assign goodwill and indefinite-lived intangible assets to reporting units and then perform a two-step analysis to test for impairment.  The first step is used only to identify a potential goodwill impairment loss by comparing the fair value of the reporting unit with the unit’s carrying amount.  We calculate the fair value of each reporting unit based on estimated undiscounted cash flows to be generated from the assets of each reporting unit.  In assessing the recoverability of these assets, we must project cash flows that are based on various operating assumptions such as revenue budgets and forecasts, projected expenditures and terminal value of each reporting unit.  We develop these cash flow projections on a periodic basis and continuously reviews the projections based on actual operating trends and economic developments around the globe and within the telecommunications industry in particular.

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

During the second quarter of 2002, we wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition.  As a result of our planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as a part of our generally available product offering, continued declining revenues for IML products and the economic condition of the CLEC industry and VoDSL market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.  Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

It is possible that the Company may incur additional impairment charges for long-lived assets, including goodwill, in future reporting periods.

Other Income (Expense), Net

Other income (expense), net, for the three months ended September 30, 2002 and 2001 was ($310,000) and ($3.3 million), respectively.  The decrease in expense is primarily due to the reclassification of a U.S. dollar denominated intercompany debt on the books of a Canadian subsidiary from short-term to long-term.  As a result of this reclassification, the gain or loss generated by the remeasurement of the debt at each reporting period is now being recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  Accordingly, for the three months ended September 30, 2002, the $2.7 million loss related to the debt remeasurement was recorded as other comprehensive loss, rather than as a component of other income (expense).  Included in other income for 2001 is a $3.0 million foreign currency translation loss generated on the intercompany debt related to the IML transaction and a $668,000 write down to fair value of a minority investment.

Other income (expense), net for the nine months ended September 30, 2002 and 2001 was $1.4 million and ($6.9 million), respectively.  Included in other income for 2002 is a $3.8 million foreign currency translation gain generated on the intercompany debt related to the IML transaction.  Included in other expenses for 2001 is a $3.3 million foreign currency translation loss generated on the intercompany debt related to the IML transaction, a $6.7 million write down to fair value of a minority investment and a $174,000 gain on the sale of a minority investment.

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2002 and 2001 was $1.7 million and $3.7 million, respectively.  Income tax benefit for the nine months ended September 30, 2002 and 2001 was $5.8 million and $3.2 million, respectively.  Income tax benefit is primarily due the tax effect of an extraordinary gain on extinguishment of debt, off-set by state and foreign taxes.  In addition, during the second quarter of 2002, due to recently enacted U.S. tax legislation that allows for the extension of the federal carryback period, we booked $800,000 of income tax benefit.  For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $59.1 million at December 31, 2001 which may be subject to limitation pursuant to Internal Revenue Code Section 382.  These carryforwards will begin to expire in 2019.  We also have a foreign net operating loss carryforward of approximately $13.8 million at December 31, 2001.  We have $3.8 million of tax credits which are composed of federal research and development credits and state and local credits.  These credits expire beginning in 2002.  We believe that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation allowance has been established.

Extraordinary Gain on Extinguishment of Debt

In the third quarter of 2002, we entered into transactions to pay $6.8 million to extinguish $11.0 million face value of convertible debt.  These transactions settled during the first week of the fourth quarter of 2002.  As a result of these transactions, in the third quarter of 2002 we recorded an extraordinary gain of $2.5 million, net of tax expense of $1.7 million.

In the nine months ended September 30, 2002, including the third quarter transactions described above, we will have paid $26.0 million to extinguish $39.5 million face value of convertible debt.  As a result, we recorded an extraordinary gain of $7.8 million, net of tax expense of $5.2 million.

It is possible that we will record further gains or losses related to early debt extinguishments in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, our principal sources of liquidity included cash and cash equivalents of $43.7 million and marketable securities of $70.1 million.  We also have access to a $10.0 million bank line of credit for working capital purposes that was established in May 1999 and last amended on November 5, 2002. $5.0 million of this credit facility is available to us at any time while the remaining $5.0 million is available based on a borrowing base calculation.  Borrowings under our line of credit bear interest at the bank’s floating rate of prime. We are subject to certain covenants under the agreement.  These covenants require the maintenance of a specific equity ratio, timely financial reporting to the bank and the maintenance of depository and operating accounts with the bank.  As of September 30, 2002, we were in compliance with all covenants related to this line of credit.  This credit agreement is subject to renewal on May 13, 2003.  We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in our Form 10-K for the year ended December 31, 2001, nor do we have any transactions, arrangements or other relationships with any special purpose entities.  We believe that our available cash, cash equivalents, marketable securities and bank line of credit will be sufficient to meet our operating expenses, capital requirements and contractual obligations for the foreseeable future.

Cash used in operations for the nine months ended September 30, 2002 and 2001 was $15.7 million and $22.7 million, respectively. Included in net income for the nine months ended September 30, 2002 and 2001 are $16.8 million and $40.2 million, respectively, of non-cash expenses related to depreciation and amortization of fixed assets, intangible assets and deferred compensation, $39.3 million and $56.0 million, respectively, of impairment charges.  Included in net income for the nine months ended

September 30, 2002 and 2001 are $13.0 million and $9.4 million, respectively, of extraordinary gain realized on the early extinguishment of debt.  Included in net income for the nine months ended September 30, 2001 is $6.7 million of non-cash expense related to the write-down of an equity investment.

The change in working capital for the nine months ended September 30, 2002 was $4.7 million compared to $1.0 million for the nine months ended September 30, 2001.  The increase in working capital in 2002 was primarily due to the decrease in inventories from $11.1 million at December 31, 2001 to $10.2 million at September 30, 2002, partially off-set by the increase in prepaid expenses and other current assets from $6.8 million at December 31, 2001 to $8.4 million at September 30, 2002.  The decrease in inventories is attributable to a 20.3% increase in sales in the third quarter of 2002 as compared to the fourth quarter of 2001 off-set by inventories purchased as a result of our contract manufacturer transition.  The increase in prepaid expenses and other current assets is attributable to the increase in sales to our channel customers in the third quarter of 2002 as compared to the fourth quarter of 2001, as this revenue is deferred and the related cost is reflected in other current assets.

Cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $3.0 million and $179.7 million, respectively.  Cash was used in 2002 and 2001 for purchases of property and equipment of $6.9 million and $10.5 million, respectively.  Included in purchases in 2001 is $1.3 million for the purchase of two buildings which we were leasing for our Canadian operations.  We also used cash of $3.0 million and $12.2 million in 2002 and 2001, respectively, for the acquisitions of MMI and Mobilee, respectively.  In 2002, we purchased additional marketable securities totaling $150.0 million and sold marketable securities for proceeds of $156.9 million.  In 2001, we purchased additional marketable securities totaling $252.5 million and sold marketable securities for proceeds of $94.0 million.  We expect capital expenditures in 2002 will approximate $10 to $12 million, principally for testing equipment, development equipment and computer hardware and software.

Cash used in financing activities in 2002 and 2001 was $21.4 million and $12.0 million, respectively.  In 2002, we used cash of $19.2 million to extinguish $28.5 million face value of convertible debt and $2.8 million to purchase 915,000 shares of our common stock through our repurchase plan, while cash of $586,000 was provided by the exercise of common stock options.  In 2001, we used cash of $13.2 million to extinguish $22.7 million face value of convertible debt, $325,000 was used to repay debt that was on the books of IML prior to our acquisition of IML and $1.4 million was provided by the issuance of common stock upon the exercise of common stock options and purchase of common stock under the employee stock purchase plan.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2002 the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Statement updates, clarifies and simplifies existing accounting pronouncements.  FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, gains and losses from debt extinguishment are classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements.  FAS No. 145 is effective for us beginning January 1, 2003.  Upon implementation of this accounting standard on January 1, 2003, future gains or losses realized on the repurchase of convertible debt will no longer be recorded as an extraordinary item on the consolidated statement of operations, but will be recorded as a component of other income (expense).

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

The adoption of FAS No. 142 eliminated the amortization of goodwill and indefinite-lived intangible assets from our consolidated statement of operations for the quarter and nine months ended September 30, 2002.  In accordance with FAS No. 142, during the first quarter of 2002, we assigned our goodwill and indefinite-lived intangible assets to reporting units and tested these assets for impairment.  As a result, no impairment of goodwill or indefinite-lived intangible assets was indicated.  Therefore, no impairment charge was recorded based upon our adoption of FAS. No. 142.  After adoption, FAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually and if an impairment is indicated, a charge will be taken in the appropriate reporting period to reflect the reduction of the carrying value of the goodwill or indefinite-lived intangible asset to its fair value.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will likely result”, “the company expects”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a continued slowdown in communications spending, the implementation of the Company's strategic repositioning and market acceptance of the Company's new solutions strategy, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the Company's ability to exploit fully the value of its technology and its strategic partnerships and alliances, and the availability of products from vendors and other risks.  These and other risks are detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including in Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2001.  The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from its exposure as provided in the Company’s 2001 Annual Report on Form 10-K except as noted in the following paragraph.

On July 1, 2002, due to an amendment in payment terms, the U.S. dollar denominated intercompany debt on the books of a Canadian subsidiary has been reclassified from short-term to long-term.  Based on the amended payment terms, repayment of this intercompany debt is not planned or anticipated in the foreseeable future.  As a result of this reclassification, the gain or loss generated by the remeasurement of the debt at each reporting period is now being recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  Prior to the reclassification of the debt, the gain or loss resulting from the remeasurement of the debt at each reporting period was being recorded as other income (expense) on the statement of operations.

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

B.  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

2.7*	Asset Purchase Agreement dated October 15, 2001 by and between the Registrant and Lucent Technologies Inc. (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

3.1*	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Form 10-K for the year ended December 31, 1995).

3.2*	By-laws of Registrant, as amended (filed with the Registrant’s registration statement on Form S-1 (#33-72596)).

3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Form 8-K dated May 4, 2001).

4.1*	Specimen Certificate for the Common Stock (filed with the Registrant’s registration statement on Form S-1 (#33-72596)).

4.2*	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant’s Form 8-K dated October 12, 2000).

4.3*	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filedwith the Registrant’s Form 8-K dated October 12, 2000).

4.4*	Form of Global Note (filed with the Registrant’s Form 8-K dated October 12, 2000).

10.11#*	1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant’s registration statement on Form S-1 (#33-72596)).

10.12#*	1993 Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.13#*	1993 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.14#*	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.19#*	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.20*	Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant’s Form 10-K for the year ended December 31, 1996).

10.23#*	2000 Equity Incentive Plan (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.24*	Loan and Security Agreement dated May 14, 1999 between the Registrant and Silicon Valley Bank (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.25*	First Loan Modification Agreement dated March 8, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.26*	Second Loan Modification Agreement dated September 15, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2000).

10.27*	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.28*	Third Loan Modification Agreement dated August 30, 2001 between the Registrant and Silicon Valley Bank (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.29*	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (filed with the Registrant’s Form 8-K dated December 14, 2001).

10.30*

Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent’s Echo Cancellation Business (filed with the Registrant’s Form 8-K dated December 14, 2001).

10.31	Fourth Loan Modification Agreement dated November 5, 2002 between the Registrant and Silicon Valley Bank.

99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Previously filed with the registration statement or report indicated.

#  Management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: November 13, 2002	By:	/s/ Robert P. Schechter
Robert P. Schechter

President and Chief Executive Officer And Chairman of the Board of Directors

Dated: November 13, 2002	By:	/s/ Robert E. Hult
Robert E. Hult
Vice President of Finance and Operations, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Robert P. Schechter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NMS Communications Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Robert P. Schechter
Robert P. Schechter
Chief Executive Officer

I, Robert E. Hult, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NMS Communications Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Robert E. Hult
Robert E. Hult
Chief Financial Officer