Form 10-K
period 2002-12-31
NMS COMMUNICATIONS CORP
filed 2003-03-25
CIK 915866

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-23282

NMS COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-2814586
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
100 CROSSING BOULEVARD, FRAMINGHAM, MASSACHUSETTS 01702 (Address of principal executive office)
508-271-1000 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of class Common stock, $0.01 per share	Name of each exchange on which registered NASDAQ National Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $87.6 million, based on the closing price on such date of the registrant's Common Stock on the NASDAQ National Market. As of February 28, 2003, 36,203,126 shares of Common Stock, $0.01 par value per share were outstanding.

Documents Incorporated by Reference

        Portions of the registrant's Proxy Statement relating to the 2003 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Form 10-K. Some of the exhibits listed in the accompanying Exhibit Index beginning on page 87 are incorporated by reference.

EXHIBIT INDEX ON PAGE 87

The following are trademarks and trade names of the company indicated.

        NMS Communications, Natural MicroSystems, Cadenza, Concerto, Convergence Generation, e256, EchoScan, Fusion, Mercury, Natural Access, Natural Call Control, NaturalFax, Neptune, NMS HearSay, PacketMedia, PowerAccess, QX, Sonata and Symphony are trademarks; Studio Sound and Alliance Generation are registered trademarks; and NMS is a trade name of the registrant. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

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

PART I

Item 1.    Business.

OVERVIEW

        NMS Communications Corporation ("NMS") designs, delivers and supports technology-leading systems and system building blocks for innovative voice, video and data services on wireless and wireline networks. NMS products and services are built on open technologies and strategic relationships with application and technology suppliers, and leverage best-in-class supply chain and integration partnerships. Because of this, NMS customers, all of the world's top communications equipment suppliers, and many of the world's top solution developers and telecom operators, are able to enhance their competitive position and bring their applications and services to market faster and at lower cost.

        Our products consist of complete systems for voice quality enhancement and personalized voice and data applications and services, and system building blocks which enable a wide range of applications including contact centers and customer relationship management ("CRM"); interactive voice response ("IVR"); automatic speech recognition ("ASR"); unified messaging; video, audio, and web conferencing, and other enhanced communications services; next-generation emergency services; wireless video streaming; media servers; voice over packet gateways; and conferencing. For additional information regarding our operating segments, see Note 17 to the consolidated financial statements.

        The products within our Voice Quality Systems ("VQS") business unit comprise a comprehensive portfolio of ready-to-install products and services that are deployed in large switching systems to facilitate the achievement of consistently clear audio quality. These systems have been installed in central offices and mobile switching centers worldwide with over 10 million channels deployed.

        NMS systems for personalized voice and data services provide wireless and wireline operators with the capability for rapid and cost-effective deployment of customized, innovative revenue-generating services, including event-specific offerings. Our voice and data applications systems include call and media processing; speech technology from all of the leading suppliers; operations, administration, management, and provisioning ("OAM&P"), and billing interfaces; application servers with open, standard programming interfaces; and a validated group of well-known, third-party applications including instant messaging and short message services, chat, instant conferencing, voice-activated dialing and multimodal communications. These system offerings comprise our Network Solutions ("NS") business unit.

        Our Platform Solutions ("PS") business unit consists of NMS' system building blocks, which are consistent leaders in price-performance, scalability and flexibility, and which provide basic hardware and software functions that enable communications equipment manufacturers and solutions developers to rapidly develop and deploy new voice communications services, applications and infrastructure. Our system building blocks are deployed in over 90 countries in enhanced communications services, network infrastructure, and voice-driven enterprise applications.

        Demand for our solutions arises from:

  •
  Growth in wireless subscribers

  •
  Competition among telecom operators for subscribers

  •
  The telecom operators' need to increase average revenue per subscriber

  •
  Demand for new service offerings for voice, video and data and higher quality service to permit service provider differentiation

  •
  The need of networking and communications system vendors and service providers to control expenditures on existing so-called "2G" networks while continuing the build-out of "2.5G" and "3G" networks

  •
  The need to bridge the gap between current and emerging wireless and wireline network architectures

  •
  The need of equipment manufacturers to focus on application software and services

        Our products and services help our customers achieve a reduced time to market and allow them to focus their development efforts on new service creation and next-generation infrastructure.

        During 2002, we took important steps to focus our company on markets for wireless systems and solutions, where healthy competition among telecom operators to attract and retain subscribers, the introduction of new services to increase revenue, and the need to differentiate service offerings are expected to drive sustained growth and profitable opportunities. We significantly reduced our cost structure during 2002 by focusing our resources on these growth areas and restructuring to reduce our yearly operating expenses by approximately $7 million. As a result of an initiative begun in 2001, we launched and secured operator trials of NMS HearSay, our open multi-application system for wireless voice and data services. We also established an initiative to bring to market a wireless access gateway that significantly reduces existing operating expenses in Global System for Mobile Communications ("GSM") networks, the generally deployed 2nd generation wireless network outside of North America, and minimizes expense associated with 3G infrastructure build-out and traffic. This product and NMS HearSay both directly address critical wireless operator requirements such as increased revenue per subscriber, reduced customer turnover, reduced operating expenses and cost effective migration to next-generation networks.

        In April 2002, NMS acquired privately held MessageMachines, Inc. ("MMI"), a Massachusetts-based wireless infrastructure software developer of advanced cross-device message switching technology. This acquisition was integrated into our NS business unit. The software acquired routes text messages between wireless networks and all types of real-time communications devices—mobile phones, pagers, personal digital assistants ("PDAs")—and services, such as presence and instant messaging, calendar management, e-mail, short message services and Wireless Application Protocol messages. This acquisition brought NMS new strengths in wireless data and messaging and in multimodal communications.

        Strong partnerships with companies around the world enhance our ability to deliver essential technologies to service providers and communications equipment suppliers and reduce time-to-market for these customers. In early 2002, we added new technology partners including Oracle Corporation ("Oracle") and Sun Microsystems, Inc. ("Sun") in conjunction with the introduction of the NMS HearSay product. NMS works with Oracle to enable telecom operators to take advantage of the wireless capabilities of the Oracle9i Application Server and give their customers access to advanced voice services. Because wireless operators around the world know and trust Sun's Netra systems, NMS works closely with Sun's Network Equipment Provider Group to deliver carrier-grade, NEBS-certified reliability and uptime.

        NMS has also broadened and strengthened relationships with speech technology suppliers, such as ScanSoft, Nuance, Philips, SpeechWorks and Telisma to ensure that NMS platforms for developing new enhanced communications services and applications support a wide range of speech processing technologies.

        In 2002, we transitioned the account management and fulfillment responsibilities for the majority of our customers to channel distribution partners, including Channel Access and Integrys in North America, AVNET/ACS in Europe and a number of distributors in Asia. This allowed us to broaden our reach and expand our market coverage, while focusing our sales and technical services personnel on strengthening and deepening the strategic relationships we have with the largest communications equipment providers and the leading telecom operators around the world.

        NMS continues to make significant investments in its supply chain capabilities, improving our ability to rapidly fulfill product at competitive costs. Our customers increasingly require this as they seek to make their operations more efficient and responsive. In 2002, NMS entered into an outsourcing manufacturing agreement with Plexus Corporation ("Plexus"), a leading provider of design, manufacturing and testing services to the electronics industry. We have transitioned our product supply, circuit pack manufacturing and customer order fulfillment worldwide to Plexus. We chose to partner with Plexus in order to streamline our supplier base, reduce time-to-market, improve cash conversion cycles and enhance total cost savings for our customers. Plexus has a record of effectively supporting companies whose product lines encompass high mix of products with low to moderate volumes, and who require adherence to a high standard of quality. Additionally, NMS will be leveraging a more environmentally friendly set of manufacturing processes through the use of well-established IPC-A-610 standard process chemistries and process control equipment advances such as high-speed Automated Optical Inspection systems.

INDUSTRY BACKGROUND

        The communications sector is a diverse, multi-billion dollar market that ranges from wireless applications and infrastructure, to web services and voice portals, to equipment that delivers voice, video and data over packet and broadband networks. Participants in this industry succeed by maintaining a clear focus on business fundamentals, particularly developing and selling revenue-generating applications and services with demonstrable rapid return-on-investment, maximizing the value of existing network infrastructure, and reducing the time-to-market, cost and risk of developing solutions.

        The communications industry has experienced dynamic change over the past few years, including reduced capital expenditures by service providers, limited availability of capital in the capital markets, reduced valuations, dramatic consolidation of service providers and equipment manufacturers, and workforce reductions. The industry, like most technology sectors, has also been affected by the broad-based economic slowdown. Restructuring of the industry is continuing, along with additional reductions of carrier capital expenditures, as evidenced by further delay in the build-out of the 3G wireless network. However, within this overall contraction, there are areas of strong growth, notably the wireless infrastructure and enhanced communications services markets, as described below.

MARKET NEEDS

        The most advanced markets for wireless voice and data services are Asia and Western Europe. International Data Corporation ("IDC") estimates that 69% of the European population and 63% of the Asian population were mobile subscribers at the end of 2001. The market for wireless services in the United States is on the threshold of dramatic change and opportunity. IDC estimates the total number of wireless subscribers in the U. S. will increase from 125.5 million at the end of 2001 to 200.6 million in 2006, growing at a compound annual growth rate ("CAGR") of 10%. IDC further estimates that business subscribers will account for the strongest growth (12% CAGR).

        Major market drivers include the intense worldwide competition for subscribers; the need to differentiate service offerings; and the need to increase average revenue per user ("ARPU"). There are major opportunities for growth in the consumer and business markets in the coming years. In 2002, a variety of new wireless devices optimized to enhance wireless data services, such as access to Internet content, were introduced into the marketplace. This trend paves the way for carriers to provide richer media experiences by offering premium services, such as high-quality multimedia, beginning in 2003. Wireless carriers are now aggressively upgrading their networks to 2.5G, which adds data (Internet access and text messaging) to the current wireless infrastructure, and rolling out services expansively in their markets as part of their gradual migration paths to full 3G, a completely new wireless infrastructure with high performance and greater packet orientation, expected to be commercially deployed and operational by the end of 2004 with widespread deployment thereafter.

        Wireless carriers are beginning to offer enhanced functionality to existing services while introducing more robust wireless voice and data applications to consumers and businesses. Many of these advanced communication services target broad segments of subscribers. As in the past, however, some of the more successful services will be highly targeted to specific demographic markets or be event-focused, enhancing subscriber loyalty, increasing minutes of use and revenues per subscriber. These next-generation enhanced communication services will in turn need higher data speeds and always-on functionality, global roaming, location-based services and support for high-quality multimedia, driving some amount of additional 2.5G and 3G wireless network deployment. Business and consumers can expect to see some of the following applications and functionality:

  •
  Enhanced high-speed Internet browsing

  •
  Multimedia messaging, allowing users to send and receive messages using a combination of text, audio, graphics, image, animation and video

  •
  Multimodal communications among a variety of communications devices, including computers, PDAs and mobile phones

  •
  Enhanced gaming (including multiplayer, networked games)

  •
  Personalized entertainment

  •
  Location-based services

  •
  Mobile commerce

  •
  On-demand conferencing

  •
  Text-to-voice applications

        Declining subscriber growth in mature markets, and the resulting need to increase the ARPU will compel carriers to migrate their existing customer base to next-generation networks to provide new revenue streams from these services.

        In the near term, however, the growth of wireless services will be gated by a number of hurdles. These include customer awareness, uncertain or confusing pricing strategies, lack of interoperability among different carrier networks, carrier control of content, applications, and customer security concerns. Consumers will initially be unaware of the burgeoning array of new services offered. Carriers will need to focus on educating consumers about wireless services other than voice and will have to step up targeted marketing campaigns to reflect this new concept. Initially, pricing of new wireless services is likely to be confusing and frustrating to consumers as carriers experiment with pricing strategies that are unfamiliar to consumers. This confusion may delay or prevent consumer adoption of one or more services. Currently, widespread adoption of wireless messaging services, including short message service and instant messaging, is inhibited by the lack of network interoperability among all carriers. Additionally, based on their respective affiliations, carriers still control wireless content, quite unlike the way traditional Internet applications and content are provided. This limits the applications and content choices for subscribers and thus the widespread adoption of new wireless application and content services. Additionally, consumer perception about wireless security will need to be addressed to allay any consumer concerns related to wireless messaging applications, Internet access, and ultimately mobile commerce.

THE NMS COMMUNICATIONS SOLUTION

        We provide complete, open systems to the world's leading wireless and wireline telecom operators and communications equipment providers. These systems, including voice quality and mobile services delivery systems, enable communications service providers to rapidly deploy new services. We also provide system building blocks that enable communications equipment manufacturers and solutions developers to rapidly develop and deploy new communications services in wireless, wireline and enterprise networks.

        NMS services include product evaluation support; systems architecture and engineering design; development, trial and deployment support; and post deployment lifecycle management services. Our PS business unit has expertise in a broad range of communications technologies and specialization in the areas of wireless video, media servers, VoiceXML ("VXML"), speech applications infrastructure, and specialized hardware for areas such as data services, media services, and telecommunications signaling.

        These systems, system building blocks and services facilitate the rapid creation and deployment of enhanced communications services and applications, including voice, video and data services, while conforming to the high quality, availability, scalability and manageability required in service provider networks. Our products and technologies are compliant with open industry standards to ensure interoperability and compatibility, and leverage mass-market components, such as general-purpose servers, microprocessors, digital signal processors ("DSPs") and operating system software.

STRATEGY

        Our objective is to be the leading provider of systems to the top telecommunications service providers around the world and the leading supplier of systems and system building blocks to the major communications equipment providers and solutions developers.

        Growth areas that NMS addresses include:

  •
  Voice quality systems for the global wireless market

  •
  Mobile voice and data services, including voice-enabled unified communications, instant conferencing, entertainment, and multimodal messaging and information services

  •
  Wireless access gateways

  •
  Media server subsystems

        The following are key elements of our strategy:

        Focus on wireless.    The business challenges for wireless telecom operators include competition for subscribers, retention of subscribers, and the need to increase ARPU. As a result, these operators seek to provide innovative new services. We believe that our technologies, products and services are uniquely suited to meet these business challenges.

        Provide a complete solution.    To ensure the commercial success of our products and services, we invest in development of a complete set of capabilities and services required by the end customer. Examples of capabilities which NMS coordinates in its offering to customers include systems, speech, database, network operations, systems integration, supply chain, and other technology and services suppliers. Our investment makes NMS accountable to the end customer for the complete solution.

        Strengthen and expand strategic partnerships.    Our strategic relationships with speech, applications, and technology partners are essential to our complete solutions offering. We work closely with partners to ensure that our customers are provided with the most integrated solution comprised of the latest offerings, and that there is a clear line of support and accountability.

        Extend our technology leadership.    We have assembled a team of approximately 200 engineers and technical personnel. With over 20 years of experience, we have developed significant expertise in voice and media processing, including echo cancellation, background noise suppression, dynamic speech restoration, VXML technology, speech-based applications, global network interface and protocol technologies, DSP software, and specialized silicon for media processing. We intend to continue to invest in our technological expertise through in-house development and appropriate strategic acquisitions.

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

        Strengthen and expand relationships with strategic customers.    Our strategy is to establish and maintain long-term working relationships with, and to sell our products and services to, leading telecom operators and communications equipment providers. We dedicate over 100 sales and technical services personnel to approximately 30 telecom operators and 20 communications equipment providers worldwide. By focusing on leading telecom operators and communications equipment providers, we believe we can reach the largest portion of our market opportunity while minimizing the cost and complexity of our marketing efforts. These customer relationships also provide us with multiple sales opportunities across product lines. We work closely with our customers to design our software and hardware solutions into their offerings and use consulting and support services to facilitate and reinforce these relationships. By working with leading customers early in their product design and development stages, we gain valuable insights into future industry requirements and trends.

        Expand reach and improve coverage through channel partners.    We use indirect channel partners to reach the broader market, including communications equipment providers, solutions developers, service providers, and additional geographies. These channel partners provide sales, marketing, pre- and post-sales support, fulfillment, and credit services to additional customers.

        Leverage our corporate infrastructure.    NMS' sales and services organization comprises over 60 people and represents our company's product line to service providers, telecom operators, major telecommunication equipment providers and solution developers around the world. Our customers require rapid availability of our products at a cost-effective price. We have made significant investments in systems, supplier relationships, customer relationships, systems integration partnerships, and people to develop a responsive, cost-effective supply chain that is a strategic asset. NMS' consulting and support services extend from initial product conception and design through implementation, field trial, marketing, and deployment. These service relationships increase our visibility to our customers and provide us with insight into future market requirements.

PRODUCTS AND SERVICES

        NMS products are network and operating system independent, and comply with open industry standards to ensure global interoperability and compatibility. Product lines include:

        Voice Quality Systems.    Carrier-grade voice quality and echo cancellation systems that address the rigorous requirements of wireless and long-distance operators, bringing superior voice quality to networks around the world. With more than 10 million channels deployed by over 100 leading service providers and mobile operators worldwide, NMS' voice quality systems—built on pioneering innovations that originated at Bell Labs—offer highest density, high channel capacity, and market-leading voice quality through their unique e256 Application Specific Integrated Circuit ("ASIC") technology and Studio Sound voice enhancement software. NMS voice quality systems include Mercury, a high-density system for broadband voice quality supporting both electrical (STS1, DS3, and STM1E) and optical (OC3 and STM1) interfaces and the Sonata Series of narrowband systems for T1 or E1 long-distance and digital wireless applications. Using the NMS Network Analysis System, telecom operators are able to monitor and analyze the performance of their network via interaction with these voice quality systems.

        NMS HearSay.    An open, ready-to-deploy, multi-application system that makes it possible for wireless operators worldwide to deliver market-specific enhanced communications services. This solution allows telecom operators to host multiple, integrated, best-in-class voice and data applications on the same system, giving them new and essential capabilities for rapidly and cost-effectively deploying customized, innovative services for their subscriber segments.

        Convergence Generation.    A set of full-functional software and hardware configured specifically for Internet Protocol ("IP") -based communication solutions, services and applications such as IP telephony gateways and IP media servers.

        Alliance Generation. A family of analog and digital hardware for use in the development of systems that require voice and call processing, fax, switching and the integration of telephone systems and computer or database systems.

        TX Series/SS7.    An innovative series of high-performance data communications platforms that support an integrated SS7 protocol stack, with a set of switch-specific and high availability extensions that meet service provider requirements and facilitate worldwide deployment and interoperability.

        Natural Access.    A modular runtime and development environment for voice, fax and call processing applications, providing simple and consistent standard application program interfaces for integrating and presenting telecommunication capabilities to an application.

        Consultation and Support.    Design, development, technical support and products to meet the unique requirements of market-leading original equipment manufacturers, ensuring they can bring their offerings to market in less time, with lower risk, and at lower cost. NMS has expertise in a broad range of communications technologies and specialization in the areas of wireless video, speech applications infrastructure, and specialized hardware.

CORE PRODUCT ATTRIBUTES

        All of our products contain required telecom operator features including the following competencies:

        High availability technology.    Our voice quality and echo cancellation systems feature 1:1 protected network interfaces and system controller, 1:N redundant echo cancellation boards, dual -48V power supplies, extensive system monitoring and alarms, built-in self test and diagnostics and a remote operations support system. These have been developed over years of proven operation in the central offices and mobile switching centers of 100 telecom operators worldwide. We also deliver hot-swap enabled CompactPCI products and have established an industry-leading software infrastructure to support carrier-class deployments. We offer systems-level software that extends system availability during component failures and system maintenance.

        Telecom operator environment integration.    We understand the OAM&P environments of service providers and our software and services facilitate systems integration into those environments.

        Highly scalable systems.    Our offerings can address the needs ranging from a handful of users to millions of subscribers.

        Flexible, high-performance communications software and systems architecture.    Our high-performance software architecture minimizes the computational load on the host processors, freeing system resources for the use of our customers' applications while providing the highest possible capacity on any specific computing platform. The flexibility of our programming interface supports diverse customer software models and simplifies any development efforts.

        Cost of acquisition and ownership.    Our systems and system building blocks leverage mass-market components and custom silicon, with the objective of price-performance leadership. Because of this, our products have low acquisition costs, are space-efficient and consume minimal power, and therefore generate minimal heat, resulting in low cost of ownership.

        Global network interfaces and protocol technology.    We offer many of the commonly used digital and analog telephony interfaces as well as Ethernet and T1/E1 wide area network data interfaces. Our interface and protocol technology allows us to rapidly obtain interoperability and approvals for new products in all major markets, and to efficiently respond to our customers' requirements for public network connections and approvals in other markets.

        Telecommunications switching technology.    Our Natural Call Control call management software and our efficient hardware implementation of industry-standard H.100bus interfaces combine to provide an extremely flexible, scalable and cost-effective platform for telecommunications switching.

        Speech and media processing.    We have extensive knowledge and experience with voice recognition, text-to-speech processing, and VXML. These capabilities are embedded in our NMS HearSay system, shielding the application developer from the complexities of call management and speech engines. We have extensive knowledge and capabilities for media processing, including voice encoding and decoding on DSPs, including G.729, G.723.1, GSM, G.711, T.38 fax, AMR, and others.

        Leverage open systems and industry standards.    Our products are built from merchant silicon (Intel, Texas Instruments) and utilize standard processors (Sun), and standard operating systems (SPARC Solaris, Windows 2000, Linux). We participate in the development of industry standards (PCIMIG, IEEE, ITEF) and we readily adopt appropriate standards (H.323, SIP, GSM, VXML). Our offerings are accessible to software developers, and are extended by them.

        Embedded computing.    NMS' systems building blocks function as embedded computers that provide systems-level service, leaving host processors available for other purposes. Our embedded computing hardware includes:

  DSP software and related compute engines.    We base our solutions on high-performance commercial DSPs integrated with proprietary technology to provide high-density, scalable signal processing arrays.

  ASICs.    Our voice quality systems utilize the e256 custom ASIC that is also marketed to other communications equipment providers. Our e256 has 8 times the density of competitive offerings. Our PowerAccess ("PA") HYPER-T3 DS3 access adapter also features the latest silicon technology for creating a wide range of voice applications including broadband access gateways, media gateways, media servers and enhanced communications services systems.

CUSTOMERS AND MARKET AREAS

        Our customers are telecom operators, communications equipment providers, and solutions developers. Through our supply agreement with Lucent Technologies, Inc. ("Lucent"), our telecom operator and service provider customers include ATT Wireless, Cable and Wireless, France Telecom, Hutchison Telecom, NTT, NTT DoCoMo, Telefonica, and Verizon Wireless. Our communications equipment provider customers include Alcatel, Avaya, Cisco, Comverse, Ericsson, Fujitsu, Lucent, Motorola, NEC, Nortel, and Siemens. Our solution developer customers include Aspect, Edify, Latitude, European-based ECT and China's WiseSpot.

        We are pursuing four market areas: voice quality systems, voice and data applications, the next generation of communications infrastructure, and platform solutions for communications equipment providers and solutions developers.

SALES AND MARKETING

        We focus our sales and marketing efforts on approximately 30 leading telecom operators, and service providers, and 20 leading suppliers of networking and communications systems. We utilize channel partnerships to address telecom operator and solutions developer customers and prospects.

        By the end of 2002, our sales and marketing organization consists of 122 employees in 18 offices worldwide, of which 72 are in North America, 28 are in Europe, and 22 are in Asia. During 2002, 2001 and 2000, 40%, 41% and 32%, respectively, of our revenues were from sales and services to customers based outside the United States.

RESEARCH AND DEVELOPMENT

        We believe that the extension and enhancement of existing products, the development of new products and the development of open technologies proprietary to NMS in support of future products are critical to our future success. Therefore, we undertake direct research and development, we do joint product development with selected partners and we participate in the development of industry standards where appropriate. During 2002, 2001 and 2000, we spent $38.2 million, $37.2 million and $31.2 million, respectively, or 37%, 46% and 23%, respectively, of our revenues, on research and development.

        Our current research and development is conducted by 212 employees located at our headquarters in Framingham, Massachusetts, and at our offices in Red Bank, New Jersey, Schaumburg, Illinois, Saint Hubert, Quebec, and Bet Shamesh, Israel. Significant research and development activities include, but are not limited to, DSP engines for speech coding, echo cancellation and voice quality enhancement, SS7 signaling, conferencing, efficient and feature rich VXML middleware, integration of speech technologies from partner companies, high-density cost-optimized platforms, highly available platforms, OAM&P interfaces, and technologies to reduce cell tower backhaul expenses in radio networks. Our product development investment is focused on bringing these technologies to market, both in the form of highly scalable building blocks and as complete systems ready for deployment by service providers.

MANUFACTURING

        We outsource the manufacturing and order fulfillment of all printed circuit board products and subassemblies to Plexus. Teradyne Corporation manufactures our wire frame equipment.

        In 2002, we received ISO 9001:2000 certification, underscoring our commitment to provide the highest quality products and services to our customers. The certification includes all design and development activities. This new version of the ISO quality standard places a greater emphasis on top-level management involvement in a company's Quality System. Additionally, the audit for compliance with the standard now examines the extent to which a company's Quality System contains customer-focused elements, including understanding needs, meeting requirements, keeping customers informed, and measuring satisfaction. As this excerpt from the audit summary indicates, NMS customers can be assured that such activities are integral to NMS business and operations: "NMS Communications does an excellent job of monitoring information relating to customer perception through the use of a comprehensive, third party administered, customer satisfaction survey, the introduction of CustomerFIRST calls, online focus groups (third party administered), in-depth phone interviews with key customers, Executive Briefings and an (annual) Awareness and Positioning survey."

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

        Our current voice quality system competitors include Ditech Communications Corporation and Tellabs, Inc. Current mobile services delivery systems competitors include Comverse Technology, Inc., Unisys Corporation, Hewlett-Packard Company, IBM, and Intervoice, Inc. These competitors have established themselves as systems suppliers to wireless operators, our target customers.

        Our current system building blocks competitors include AudioCodes Ltd., Brooktrout, Inc., Intel Corporation (through its division, formerly Dialogic Corp.), and the Blue Wave division of Motorola, Inc. Others may enter our markets in the future.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        Our success depends on proprietary technology and know-how. We rely primarily on a combination of copyright and trade secret laws and restrictions on access to protect our trade secrets and proprietary rights. In addition, we have fifteen patents issued, we have received a notice of allowance on four additional patents which we expect to issue shortly, and we have applications pending on 23 patents. We distribute our software products under license agreements which grant customers a nonexclusive license to use the software and contain certain terms and conditions prohibiting its unauthorized reproduction or transfer. We enter into confidentiality agreements with our suppliers and customers when we disclose proprietary information to them. In addition, we enter into confidentiality agreements and assignment of invention agreements with our employees and consultants. We believe that our products and technology do not infringe on any existing proprietary rights of others.

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

EMPLOYEES

        As of December 31, 2002, we had 489 full-time employees, including 65 in sales, 57 in marketing and business development, 212 in research and development, 50 in services, 32 in operations and 73 in administration and finance. None of the employees is represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

ADDITIONAL INFORMATION

        We maintain a website with the address www.nmss.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our proxy statements, registration statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). Our SEC filings are also available over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file by visiting the SEC's public reference rooms in Washington, D.C. and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms.

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

        Sometimes we communicate with securities analysts. It is against our policy to disclose to analysts any material non-public information or other confidential commercial information. You should not assume that the Company agrees with any statement or report issued by any analyst regardless of the content of the statement or report. We have a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others. If reports issued by securities analysts contain projections, forecasts or opinions, those reports are not the responsibility of the Company.

Factors That May Affect Future Operating Results

        The risks presented below may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industry in which we compete is very competitive and changes rapidly. Sometimes new risks emerge and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

We have experienced recent operating losses and may not become profitable.

        We experienced operating losses in all four quarters of 2001 and 2002. As a result, for the years ended December 31, 2001 and 2002, we reported operating losses of approximately $150.5 million and $120.1 million, respectively. Our budget for 2003 has established loss limits by quarter for the year that gradually move our operating results closer to break-even by the fourth quarter of 2003. If revenues do not increase in accordance with our current expectations, we will be forced to reduce operating expenses in order to achieve this goal.

We are experiencing the impact of a continuing slowdown in the telecommunications industry.

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

During 2002, we continued to implement a major reorganization and repositioning of our business, which we initiated in 2001, to offer systems as well as system building blocks, the success of which reorganization is dependent upon, among other things, our ability to effect major changes in our prior sales, marketing and sourcing strategies.

        To accomplish our repositioning, we are in the process of the following initiatives, the effectiveness of which will affect our future operating results.

        We are increasing our dependency on a direct sales force to penetrate new customers for our systems offerings, including the creation of a sales force to penetrate wireless service providers. We must be successful in selling to our customers' laboratories for evaluation and field trial, to their purchasing decision-makers, to their new services decision-makers, and to the appropriate network operations staff in order to achieve customer acceptance of our systems products. Repeated customer acceptance is required to achieve market acceptance of our systems offerings.

        In concert with our greater emphasis on systems offerings, we have shifted the primary sales method of our historical system building blocks to indirect channels and communications equipment providers. In the past, we have sold the vast majority of these products directly with our own sales force. We are increasingly reliant on the effectiveness of our indirect channel partners' sales, marketing, and distribution capabilities to generate and fulfill demand for our products.

        We have begun to leverage our existing supplier relationships and to develop a broader network of suppliers and strategic partners to support our system-level product offerings. We must be successful in developing strategic relationships with major hardware and software companies, in securing the breadth and depth of application partners, and in identifying and completing supply relationships with various providers of outsourced services.

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

        Larger average selling prices and installation obligations for our products stemming from our offering of systems may result in sharper fluctuations in our results in any particular quarter as the delay of any given sale or installation will have a greater impact on our revenue from period to period. We may receive one or more large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, our revenue may vary significantly from quarter to quarter.

We expect that a significant portion of our revenue for our voice quality systems in the next one to two years will come from Lucent Technologies, Inc. through Lucent's purchases under a three year supply agreement signed with Lucent at the time of our acquisition of this business from Lucent.

        As part of our acquisition of Lucent's echo cancellation business (formerly the "VES" acquisition, now the "VQS" acquisition) in December 2001, now comprising most of our VQS business, we entered into a three year supply agreement with Lucent in which Lucent agreed to purchase from us, on an exclusive basis, any of our products that Lucent requires which incorporate the recently purchased voice quality products. We expect such sales to Lucent to generate a significant portion of our near-term revenue for such products. Revenues from Lucent for the year ended December 31, 2002 were 27% of our total revenues for the year. Accordingly, any delays, reductions or other disruptions of Lucent's purchasing volume would have a significant and material adverse effect on our revenues.

The markets we serve are highly competitive, and we may be unable to compete effectively.

        Competition in the high growth markets that we target for our products is intense, and we expect it to intensify as current competitors expand their product offerings and new competitors enter the market. Competition in many of our markets is highly fragmented.

        Our current voice quality system competitors include Ditech Communications Corporation and Tellabs, Inc. Current mobile services delivery systems competitors include Comverse Technology, Inc., Unisys Corporation, Hewlett-Packard Company, IBM, and Intervoice, Inc. These competitors have established themselves as systems suppliers to wireless operators, our target customers.

        Our current system building blocks competitors include AudioCodes Ltd., Brooktrout, Inc., Intel Corporation (through its division, formerly Dialogic Corp.), and the Blue Wave division of Motorola, Inc. Others may enter our markets in the future.

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

        We currently operate in four areas of the communications market: voice quality systems for the global wireless market; mobile voice and data services; wireless access gateways; and communication system building blocks such as media server subsystems. Although we expect growth in these areas, each of these market areas is characterized by emerging product categories and rapid technological change, and we may fail to generate demand for our products at the levels we anticipate, which could limit our future revenues and harm our business.

We rely on third parties to assemble, and in certain cases, to ship, distribute and install our products.

        We do not have in-house manufacturing capabilities and currently rely on several third-party contract manufacturing partners to assemble our printed circuit boards and other product offerings. Our manufacturing capabilities are concentrated in Plexus. In addition, Plexus ships some of our products directly from their fabrication facility. We rely on third parties to provide distribution and installation services. This reliance could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products. Any problems that occur and persist in connection with the delivery, quality or cost of the assembly of our products could affect our ability to ship product and recognize revenue, harm our relationship with our customers and harm our business.

We depend on sole source suppliers for certain components used in our products.

        We rely on vendors to supply components for our products, and we rely on sole source suppliers for certain custom integrated circuits and other devices that are components of one or more of our products. In particular, Texas Instruments is our sole source for the DSPs used in many of our products and customarily requires order lead times of 12 to 14 weeks or more to ensure delivery in desired quantities. In addition, Agere Systems, Inc. is our sole source supplier for integrated circuit components used in many of our products and customarily requires order lead times of 13 weeks or more. An interruption in supply from either Texas Instruments or Agere would disrupt production, thereby adversely affecting our ability to deliver products to our customers. Converting to an alternative source for key components could require a large investment in capital and manpower resources and might cause significant delays in introducing replacement products. Although we believe we could identify alternative sources for all of our components, that process could take several months, and any interruption in our supplies could harm our business.

We do not obtain binding purchase commitments from our customers and rely on projections prepared by our customers in assessing future demand for our products.

        Our volume purchase agreements with communications equipment providers and our supply agreements with service providers are not supported by purchase obligations. Therefore, there can be no assurance that these agreements will result in purchase orders for our products. After we begin receiving initial orders for a product from a customer, we rely heavily on the customer's projections as to future needs for our product, without having any binding commitment from the customer as to future orders. Because our expenses are based on forecasting of future orders, a substantial reduction or delay in orders for our products from our customers could harm our business.

Our products typically have long sales cycles, causing us to expend significant resources before achieving agreements or "design wins" or "successful trials" and recognizing revenue.

        The length of our sales cycle typically ranges from six to eighteen months and varies substantially from customer to customer. Prospective customers generally must commit significant resources to test and evaluate our products and integrate them into their operating environment or product offering. This evaluation period is often prolonged due to delays associated with approval processes that typically accompany the design and testing of new communications equipment by our customers. In addition, the rapidly emerging and evolving nature of the markets in which we and our customers compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after we achieve an agreement or "design win" or "successful trial" and our product is expected to be utilized in a product or service offering being developed by our customer, the timing of the development, introduction and implementation of those products is controlled by, and can vary significantly with the needs of, our customers and may exceed several months. This complicates our planning processes and reduces the predictability of our earnings. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may fail to achieve our revenue goals.

The average selling prices of our products may decrease, which could adversely affect gross margins and revenues.

        Competitive pressures and rapid technological change may cause erosion of the average selling prices of our products and services. In addition, as many of our target customers are communications equipment providers and telecom operators with significant market power, we may face pressure from them for steep volume-based discounts in our pricing. Any significant erosion in our average selling prices could impact our gross margins and harm our business.

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

        We have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. These delays have led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenue than anticipated. During the development of our products, we have also experienced delays in the prototyping of our DSP chips, which in turn have led to delays in product introductions. Our failure to timely introduce a new product or product enhancement could harm our reputation with our customers or reduce demand for that product, which could harm our business.

Internal development efforts by our customers may adversely affect demand for our system building blocks.

        Many of our customers, including the large communications equipment manufacturers on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These organizations often consider in-house development of technologies and products as an alternative to doing business with us. We cannot be certain that these customers will resolve these "make-buy" decisions in favor of working with us, rather than attempting to develop similar technology and products internally or obtaining them through acquisition.

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

        We rely on a combination of copyright and trade secret laws, restrictions on disclosure, and patents to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. If we fail to adequately protect our intellectual property rights, it will be easier for our competitors to sell competing products.

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

        We currently license and will continue to license certain technology integral to our products and services, such as protocols, from third parties. While we believe that much of this technology is available from multiple sources, any difficulties in acquiring third-party technology licenses, or in integrating the related third-party technology into our products, could result in delays in product development or upgrade until equivalent technology can be identified, licensed and integrated. We may require new licenses in the future as our business grows and technology evolves. We cannot be certain that these licenses will continue to be available to us on commercially reasonable terms, if at all.

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

        Products as complex as ours may contain known and undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before implementation, our products are not error-free. These errors or performance problems could result in lost revenues or customer relationships and could be detrimental to our business and reputation generally. Additionally, reduced market acceptance of our services due to errors or defects in our technology would harm our business by reducing our revenues and damaging our reputation. In some of our contracts, we have agreed to indemnify our customers against certain liabilities arising from defects in our products, but we do not carry insurance policies covering this type of liability. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in the network, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations problems. To date, defects in our products or those of other vendors' products with which ours are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative effect will not occur in the future.

Because we derive a significant portion of our revenues from international sales, we are susceptible to currency fluctuations and other risks.

        Sales to customers outside the United States of America accounted for approximately 40% of our revenues in 2002, and we believe a material portion of our domestic sales results in the use of our products outside North America. Since customers generally evaluate our purchase price as expressed in their own currency, changes in foreign currency exchange rates may hurt our sales in other countries. In addition, some of our sales transactions are denominated in local currency and we do not mitigate the currency risk by engaging in currency-hedging transactions. An increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive on a price basis in international markets or adversely impact the U.S. dollar yield from sales transactions denominated in local currency.

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

        If appropriate opportunities present themselves, we may acquire businesses, technologies, services, or products that we believe are strategic. We may not be able to identify, negotiate, or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service, or products, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities, or create additional expenses related to amortizing intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our net income.

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

        We lease facilities in Red Bank, New Jersey, Schaumburg, Illinois, and Bet Shamesh, Israel, in which we conduct design and engineering operations. We own a facility in Saint-Hubert, Quebec that is also used to conduct design and engineering operations. We also lease a facility in Chaville, France that serves as our European sales and service headquarters. In addition, we have short-term leases for 10 sales offices throughout North America, Europe and Asia.

        We believe our facilities are adequate for our current needs and that we will be able to secure suitable space as needed in the future.

Item 3.    Legal Proceedings

        From time to time, we are a party to various legal proceedings incidental to our business. We have no material legal proceedings currently pending, except as described below:

        We are the defendant in an action by Connectel, LLC initially filed in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of our products infringe upon two related United States patents owned by it and seeks injunctive relief and damages in an unspecified amount. The patents relate to a specific routing protocol. In December 2002, the parties participated in a Markman hearing before the Court, pursuant to which the Judge will construe certain patent claims. We are awaiting the Judge's opinion. We have reviewed the allegations with our patent counsel and believe that none of our products infringe upon the patents. We are defending the claim vigorously.

Item 4.    Submission of Matters to a Vote of Securities Holders

        None during the fourth quarter of 2002.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

PRICE RANGE OF COMMON STOCK

        Our common stock is quoted on the Nasdaq National Market under the symbol "NMSS." The table below shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated.

Year Ended December 31, 2001	High	Low
First Quarter	$11.94	$7.56
Second Quarter	8.13	4.94
Third Quarter	6.59	1.56
Fourth Quarter	5.18	1.56
Year Ended December 31, 2002
First Quarter	$6.47	$3.48
Second Quarter	5.28	1.61
Third Quarter	2.14	1.35
Fourth Quarter	2.38	1.01

        As of March 17, 2003, we had approximately 236 stockholders of record of our common stock.

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

ISSUANCE OF UNREGISTERED SECURITIES

        We acquired Inno Media Logic (I.M.L.) Company ("IML") of St. Hubert, Quebec in July 2000 for a combination of cash and stock. We and our wholly owned Canadian subsidiaries issued to the stockholders of IML 982,296 shares of our common stock and shares exchangeable into an additional 1,653,004 shares of our common stock. As of December 31, 2002, an aggregate of 943,142 additional shares of our common stock had been issued in exchange for exchangeable shares. The shares of our common stock and the exchangeable shares were issued, as to acquirers in the United States, in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933 (the "Act") and, as to acquirers outside the United States, pursuant to Regulation S under the Act. We registered on Form S-3 under the Act, effective August 25, 2000, for public sale in the United States, all the shares of our common stock which were or are to be issued to the former shareholders of IML.

Item 6.    Selected Financial Data.

        Components of selected financial information consist of the following:

SELECTED FINANCIAL INFORMATION

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands except per share data)
Revenues	$76,529	$79,476	$134,612	$80,984	$102,693
Gross profit	48,411	47,956	78,798	39,630	44,907
Operating loss	(10,057)	(17,869)	(35,318)	(150,527)	(120,106)
Loss before income taxes and extraordinary item	(8,993)	(17,688)	(26,871)	(160,149)	(120,725)
Income tax expense (benefit)	(2,868)	1,000	780	(6,164)	(9,736)
Gain on early extinguishment of debt, net of tax	—	—	—	11,327	12,450
Net loss	(6,125)	(18,688)	(27,651)	(142,658)	(98,539)
Net income (loss) per share:
Basic	$(0.28)	$(0.81)	$(0.83)	$(3.90)	$(2.73)
Diluted	$(0.28)	$(0.81)	$(0.83)	$(3.90)	$(2.73)
Weighted average common shares used in computing net income (loss) per share:
Basic	21,847	22,965	33,147	36,551	36,069
Diluted	21,847	22,965	33,147	36,551	36,069
	1998	1999	2000	2001	2002
Total assets	$78,950	$70,709	$498,778	$319,105	$155,083
Long-term debt, less current portion	260	306	175,000	128,432	69,067

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

        During 2002 we continued the repositioning of our business, which we initiated during 2001, to offer systems as well as system building blocks to our customers. The success of this repositioning is dependent upon, among other things, our ability to effect major changes in our prior sales, marketing and sourcing strategies. To support our repositioning, we have several initiatives underway, the effectiveness of which will affect our future operating results. We are increasing our dependence on a direct sales force to penetrate new customers for our systems offerings, including the creation of a sales force to penetrate wireless service providers. We have also begun to leverage our existing supplier relationships and to develop a broader network of strategic partners to support our systems-level product offerings. There can be no assurance that we will be successful at implementing these changes and the failure to achieve successfully one or more of these initiatives could result in reduced revenues and/or increased expenses. In addition, there can be no assurance that our repositioning, even if fully implemented, will have a positive effect on our financial results or operations.

        We expanded our segment reporting in 2002 to include information specific to our three operating business units. These business units are comprised of the Voice Quality Systems ("VQS") business unit, the Network Solutions ("NS") business unit and the Platform Solutions ("PS") business unit. The VQS business unit consists of products and services related to our voice quality enhancement and echo cancellation systems. The NS business unit consists of products and services related to our personalized voice and data applications systems. The PS business unit consists of products and services related to our systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing.

        On April 1, 2002, we acquired MessageMachines, Inc. ("MMI"), a privately-held Massachusetts company, for a total cost of $3.0 million, including transaction costs of $365,000. This acquisition was integrated into our NS business unit. In connection with the acquisition, we paid net aggregate cash consideration of $2.6 million to the founders and shareholders of MMI. The acquisition was accounted for as a purchase business combination.

        During the second quarter of 2002, we wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition. As a result of our announced and planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as part of our generally available product offering, continued declining revenues for IML products and the economic condition of the competitive local exchange carriers (CLEC) industry and voice over digital subscriber lines (VoDSL) market, the estimated value of IML's goodwill, indefinite-lived intangible assets and amortizable intangible assets decreased. Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

        During 2002, we recorded restructuring and other related charges of approximately $5.0 million. These charges consist of approximately $2.8 million of involuntary severance related costs, approximately $1.4 million of lease termination costs, approximately $704,000 of fixed asset write-offs and approximately $54,000 of other costs. The details of each of these charges are explained further in management's discussion and analysis of 2002 compared to 2001.

        During the fourth quarter of 2002, we wrote down approximately $33.2 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets associated with the VQS acquisition. Based on the declining historical and forecasted operating results of VQS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and our 18% reduction of VQS workforce, the estimated value of VQS's goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets, these assets were written-down to their fair value. It is reasonably possible that we may incur additional impairment charges for long-lived assets, including goodwill, in future reporting periods.

        During 2002, we paid $37.9 million to extinguish $59.4 million face value of convertible debt. As a result, we recorded an extraordinary gain of $12.5 million, net of tax expense of $8.3 million.

        The Board of Directors approved a stock repurchase program in October 2001, authorizing us to repurchase up to 2,500,000 shares of our outstanding common stock for an aggregate purchase price not to exceed $5.0 million. During 2002, we paid $2.8 million to repurchase 515,000 shares of our outstanding common stock. As of December 31, 2002, cumulative repurchases under the stock repurchase program totaled 915,000 shares for an aggregate purchase price of $4.7 million. It is reasonably possible that we will repurchase additional shares of our outstanding common stock in future reporting periods.

        On a sequential basis, second quarter revenues in 2001 decreased from the prior quarter by 37% and third quarter revenues in 2001 decreased from the second quarter by 4%. In the quarter ended December 31, 2001, due to the acquisition of the VQS business on November 30, 2001, we recorded a sequential increase in revenues over prior quarter of 35%. The sequential increase in revenues continued in the first two quarters of 2002 as revenues increased by 31% and 3%, respectively, however, revenues decreased by 11% in the third quarter and 25% in the fourth quarter sequentially. As we continue to be in a broad-based economic slowdown affecting most technology sectors and communications in particular, the levels of revenue we will be able to achieve going forward will depend to a great extent upon how long this slowdown will continue.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue Recognition.  Our revenue from product sales is generally recognized upon shipment providing that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and title and risk of loss have passed to the customer. If we have a future obligation to install the system or to obtain customer acceptance, revenues are deferred until this obligation has been met. We do not offer rights of return on sales made through our direct sales force. However, we do offer quarterly return rights to a limited number of our indirect channel customers that allow the indirect channel customer to rotate a percentage of their inventory based on their prior quarter purchases. We provide for these return rights each quarter by deferring revenue equal to the estimated return amount. Different assumptions and estimates regarding the collectibility of accounts receivable could change the timing and amount of revenue recognized; see our discussion below regarding Accounts Receivable.

    Our products are generally shipped together as a bundled hardware and software solution. We offer a warranty on all of our products that generally provides for us to repair or replace any defective product within eighteen to twenty-four months of the invoice date. Based upon historical experience and expectation of future conditions, we reserve for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. To the extent we may experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty reserve may need to be increased, resulting in decreased gross profit.

    Shipping and handling fees, if any, billed to customers are recognized as revenue. The related costs are recognized in cost of revenues.

    Our service revenue represents 7.5%, 8.4% and 5.8% of our revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Service revenue is primarily comprised of consulting services and technical support services. Consulting services consist of hardware and/or software customization projects provided to our customers through consulting contracts. We recognize revenue for consulting services based on the percentage-of-completion method for fixed fee contracts and as the services are performed for time and materials contracts. Under the percentage-of-completion method, we rely on estimates of total expected contract costs as a factor in determining the timing of when revenue is recorded. In future periods, if revised cost estimates and actual costs incurred differ from our original estimates, we would be required to decrease or increase our profit margin in the appropriate future reporting period. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full in the current period. Technical support services, which we sell separately from our products, consist of on-site support, telephone support, system hosting and training. We recognize revenue for technical support services ratably over the contractual period or as services are provided, based on the nature of the service. We do not provide rights to upgrades or enhancements on any of our products.

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

  •
  Inventory.  We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record reserves for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Any rapid technological changes and future product development could result in an increase in the amount of excess and obsolete inventory quantities on hand. Furthermore, if our estimates of future product demand prove to be inaccurate, an increase in our reserves may be required for excess and obsolete inventories, which will increase our cost of revenues.

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

  •
  Long-lived Assets and Goodwill.  We review long-lived assets, goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

    In performing this assessment, we assign long-lived assets, goodwill and indefinite-lived intangible assets to reporting units and then perform a two-step analysis to test for impairment. The first step is used to identify a potential impairment loss by comparing the estimated undiscounted cash flows to be generated from the assets of each reporting unit to the unit's carrying value. In assessing the recoverability of these assets, we must project cash flows that are based on various operating assumptions such as revenue budgets and forecasts, projected expenditures and terminal value of each reporting unit. We develop these cash flow projections on a periodic basis and continuously review the projections based on actual operating trends and economic developments around the globe and within the telecommunications industry in particular.

    The second step is used to measure the amount of an impairment loss, if any, by comparing the fair value of the reporting unit's assets, including goodwill, with the carrying value of the reporting unit's assets. If the carrying value of the reporting unit's assets is greater than the fair value of its assets, including goodwill, an impairment loss must be recognized for the excess.

    Different assumptions regarding a reporting unit's cash flow projections and fair value, both of which are highly dependent upon future revenue projections, could result in a change in the timing and amount of impairment losses, if any.

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

  •
  Restructuring and Other Related Charges.  Involuntary termination benefits and activity exit costs are recognized when management approves and commits to a sufficiently detailed plan of termination or activity exit plan and this plan is communicated to affected employees. During compilation of a plan of termination or activity exit plan, management makes certain assumptions and estimates regarding certain costs contained in these plans based on information gathered from internal and external sources. If actual results of any of these assumptions or estimates were to exceed or not meet our expectations in the future, we may need to adjust certain restructuring and other related charges in future reporting periods, resulting in increased or decreased operating expense.

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

	Year Ended December 31,
	2000	2001	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	41.5	51.1	56.3

Gross profit	58.5	48.9	43.7

Operating expenses
Selling, general and administrative	59.1	106.6	53.9
Research and development	23.2	45.9	37.2
Purchased in-process research and development	2.4	—	—
Impairment charges	—	68.6	64.7
Restructuring and other related charges	—	13.6	4.9

Total operating expenses	84.7	234.7	160.7

Operating loss	(26.2)	(185.8)	(117.0)
Other income (expense), net	6.3	(12.0)	(0.6)

Loss before income taxes	(19.9)	(197.8)	(117.6)
Income tax expense (benefit)	0.6	(7.6)	(9.5)

Net loss before extraordinary item	(20.5)	(190.2)	(108.1)
Gain on early extinguishment of debt, net of tax expense	—	14.0	12.1

Net loss	(20.5)%	(176.2)%	(96.0)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

REVENUES

        Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers by our PS and VQS business units. The PS business unit revenues consist of sales of products and services related to our systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing. The VQS business unit revenues consist of sales of products and services related to our voice quality enhancement and echo cancellation systems.

        Total company revenues of $102.7 million for the year ended December 31, 2002 ("2002") increased 26.8% from $81.0 million for the year ended December 31, 2001 ("2001"). The increase is primarily attributable to the full year of revenue generated by VQS, which we acquired on November 30, 2001. VQS revenue for 2002 was $28.9 million as compared to $4.3 million for the month of December 2001. These VQS sales were made primarily through the supply agreement with Lucent Technologies, Inc. ("Lucent").

        PS revenues of $73.8 million for 2002 decreased 3.8% from $76.7 million for 2001. This decrease is a result of the on-going global economic slowdown that continues to significantly impact the telecommunications industry.

        Revenues from customers located outside the United States of $41.0 million for 2002 increased 23.3% from $33.3 million for 2001 and represented 39.9% and 41.1% of revenues for the years ended December 31, 2002 and 2001, respectively. The increase in sales to customers located outside the United States was primarily due to increased sales volume in Asia.

        Revenues from Lucent, our primary reseller to network operators, represented 27.4% of total revenues for the year ended December 31, 2002. No single customer accounted for more than 10% of revenues for the year ended December 31, 2001.

        The levels of revenue we will be able to achieve in the future will depend to a great extent upon how long the current broad-based, worldwide economic slowdown continues. Future revenues will also depend on the success of current product development and our ability to bring those products to market.

GROSS PROFIT

        Our cost of revenues consist primarily of product cost, cost of services provided to our customers, overhead associated with testing and fulfillment operations and the amortization of acquired completed technology. Gross profit for 2002 of $44.9 million increased 13.3% from $39.6 million for 2001, and represented 43.7% and 48.9% of revenues for 2002 and 2001, respectively.

        Included in cost of revenues for 2002 are: $2.9 million of completed technology amortization related to the VQS, Mobilee, MMI and IML acquisitions; $1.2 million inventory fair value adjustment related to the VQS acquisition; and $6.0 million for the impairment of completed technology related to the VQS and IML acquisitions. Excluding these charges from cost of revenues would yield a gross profit percentage of 53.6% for the year ended December 31, 2002.

        Included in cost of revenues for 2001 are: $2.1 million of completed technology amortization related to the VQS, Mobilee, IML and ViaDSP acquisitions; $1.5 million inventory fair value adjustment related to the VQS acquisition; $388,000 for the impairment of completed technology from the ViaDSP acquisition; and a $516,000 restructuring charge related to the write-down of IP Services Management inventory. Excluding these costs from cost of revenues would yield a gross profit percentage of 54.5% for the year ended December 31, 2001.

        Excluding the charges described above, the decrease in gross margin percentage for 2002 compared to 2001 is primarily due to an increase in per unit allocated overhead costs, a less favorable sales mix of products and increased spending intended to create efficiencies, such as out-sourced manufacturing and order fulfillment, in our supply chain operation.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses. Selling, general and administrative expense of $55.4 million for 2002 decreased 35.9% from $86.4 million for 2001, and represented 53.9% and 106.6% of total revenues for 2002 and 2001, respectively. The primary reason for the decrease in selling, general and administrative expenses is the realization of cost reductions implemented at the end of 2001 as part of our strategic repositioning and our additional cost reduction initiative implemented in the third quarter of 2002. Additionally, the adoption of FAS 142 on January 1, 2002 eliminated the amortization of goodwill and indefinite-lived intangible assets. Amortization expense for these assets for the year ended December 31, 2001 was $19.4 million.

        Included in selling, general and administrative expense for 2002 are the following charges: $4.7 million of amortization of intangible assets related to the VQS and IML acquisitions and $3.4 million of compensation expense related to the VQS, Mobilee, IML and MMI acquisitions.

        Included in selling, general and administrative expense for 2001 are the following charges: $21.3 million of amortization of goodwill and other intangibles related to the VQS, Mobilee, IML, ViaDSP and Teknique acquisitions; $14.8 million of compensation expense related to the Mobilee and IML acquisitions; and the reversal of a $4.7 million accrual related to additional compensation that would not be paid to the employees of IML. This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation. Subsequent to the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed.

        As we continue to strive towards a return to profitability, we expect selling, general and administrative expenses to vary based on the levels of revenue we are able to achieve on a quarterly basis.

RESEARCH AND DEVELOPMENT

        Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred. Research and development expenditures of $38.2 million for 2002 increased 2.7% from $37.2 million for 2001, and represented 37.2% and 45.9% of total revenues for 2002 and 2001, respectively. The increase in expense was due to increased development project-related costs associated with the Convergence Generation, HearSay and Mercury product lines. As we continue to strive towards profitability, we expect research and development expenses to vary based on the levels of revenue we are able to achieve on a quarterly basis.

RESTRUCTURING AND OTHER RELATED CHARGES

        In order to reduce future operating expenses, we initiated various business restructuring efforts which resulted in restructuring and other related charges of approximately $5.0 million during 2002. These charges consist of approximately $2.8 million of involuntary severance related costs, approximately $704,000 of fixed asset write-offs, approximately $1.4 million of lease termination costs and approximately $54,000 of other costs. The details of each of these items are outlined below.

        Involuntary severance related costs of $2.5 million recorded in 2002 resulted from the elimination of approximately 105 positions at our facilities in the United States, Canada, and Europe based on terminations that were announced in July, October and December of 2002. These terminations consist primarily of engineering and sales positions, but also include manufacturing and administrative positions. At December 31, 2002, the remaining accrued balance for this charge was approximately $697,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the remaining accrued balance during 2003. Additional involuntary severance related costs of $300,000 recorded in 2002 resulted from an increase in the projected estimate of our termination costs in Europe that were originally recorded during the fourth quarter of 2001 as part of our strategic repositioning. At December 31, 2002, the remaining accrued balance for this charge was approximately $64,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the remaining accrued balance during 2003.

        As a result of the reduction in headcount, we had certain fixed assets that were no longer being utilized. These fixed assets consisted primarily of computer equipment, furniture and fixtures, and machinery and equipment, and they have been disposed of or set aside for disposal. The total charge for the fixed assets that was recorded as restructuring and other related charges in 2002 was approximately $704,000 and there was no remaining accrual balance related to this charge as of December 31, 2002.

        During 2001, as part of our strategic repositioning, we recorded restructuring and related charges for the difference between the committed lease payments and the estimated sub-lease rental income for leased facilities that we were no longer occupying. During 2002, we updated our estimates of the sub-lease rental income based on current market conditions and determined the difference from the committed lease payments was larger than originally estimated. As a result, we recorded additional restructuring and related charges of approximately $1.4 million related to these idle leased facilities. At December 31, 2002, the remaining accrued balance for this charge, including the charge that was originally booked in 2001, was approximately $1.6 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the majority of the remaining accrued balance over the next three years.

        Additional costs of approximately $54,000 have been charged to restructuring and other related charges. These costs consist of both legal costs incurred and license fee payments made related to a software license that will no longer be utilized. At December 31, 2002, the remaining accrued balance for this charge was approximately $25,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the remaining accrued balance during 2003.

IMPAIRMENT CHARGE

        During the second quarter of 2002, we wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition. As a result of our planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as a part of our generally available product offering, continued declining revenues for IML products and the economic condition of the CLEC industry and VoDSL market, the estimated value of IML's goodwill, indefinite-lived intangible assets and amortizable intangible assets had decreased. Based on the results of the impairment analysis performed, these assets were written down to their estimated fair value. $2.9 million of this charge is included in the consolidated statement of operations classification, "Costs of revenues," as it relates to the write down of acquired completed technology.

        During the fourth quarter of 2002, we wrote down approximately $33.2 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets associated with the VQS acquisition. Based on the declining historical and forecasted operating results of VQS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and our 18% reduction of VQS workforce, the estimated value of VQS's goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed, these assets were written-down to their fair value. $3.1 million of this charge is included in the consolidated statement of operations classification, "Costs of revenues," as it relates to the write down of acquired completed technology.

        It is reasonably possible that we may incur additional impairment charges for goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets in future reporting periods.

OTHER INCOME (EXPENSE), NET

        Other expense, reflecting net interest income, non-operating gains or losses and foreign exchange gains and losses, decreased to $619,000 for 2002 compared to $9.6 million for 2001. The decrease in expense is primarily due to the reclassification, on July 1, 2002, of a U.S. dollar denominated intercompany debt on the books of a Canadian subsidiary from short-term to long-term. As a result of this reclassification, the gain or loss generated by the remeasurement of the debt into U.S. dollars at each reporting period is now being recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

        Interest income decreased to $2.2 million for 2002 from $12.6 million for 2001 due to the decrease in our cash, cash equivalents and marketable securities during 2002. Interest expense decreased to $5.8 million for 2002 compared to $9.4 million for 2001 primarily due to our repurchase of $59.4 million face value of convertible debt.

        Included in other income and expense for 2002 is $3.8 million foreign currency translation gain generated on the intercompany debt related to the IML transaction prior to the reclassification of the debt from short-term to long-term, $399,000 write-down to fair market value of minority investments and $5.8 million of interest expense related to the convertible notes, including $682,000 of amortization of convertible debt issuance costs.

        Included in other income and expense for 2001 is a $4.7 million foreign currency translation loss generated on the intercompany debt related to the IML transaction, a $7.0 million write-down to fair market value of a minority investment, $8.3 million of interest expense related to the convertible notes, $1.1 million of amortization of convertible debt issuance costs and a $174,000 gain on the sale of a minority investment.

INCOME TAX (BENEFIT) EXPENSE

        Income tax benefit was $9.7 million and $6.2 million for 2002 and 2001, respectively. Income tax benefit is primarily due to the tax effect of an extraordinary gain on extinguishment of debt, off-set by state and foreign taxes. In addition, during the second quarter of 2002, due to recently enacted U.S. tax legislation that allows for the extension of the federal carryback period, we recorded $800,000 of income tax benefit. Our effective tax rate decreased in 2002 to (8.1%) from (3.8%) in 2001. In 2002 and 2001, the primary component of the effective tax rate is the maintenance of the full valuation allowance on the deferred tax asset.

EXTRAORDINARY GAIN

        During 2002, we paid $37.9 million to extinguish $59.4 million face value of convertible debt. As a result, we recorded a related extraordinary gain of $12.5 million, net of tax expense of $8.3 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

REVENUES

        Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. Revenues decreased to $81.0 million for the year ended December 31, 2001 from $134.6 million for the year ended December 31, 2000, representing a decrease of 39.8%. The decrease from 2000 to 2001 is attributable to the broad-based, worldwide economic slowdown affecting most technology sectors, and communications in particular, which has had a negative impact across all of our product families. This decrease was partially offset by the revenue generated by VQS, which we acquired on November 30, 2001. The levels of revenue we will be able to achieve in the future will depend to a great extent upon how long this slowdown will continue. Future revenues will also depend on the success of our reorganization and repositioning.

        Revenues from sales to customers located outside the United States were 41.1% of sales, or $33.3 million, and 31.8% of sales, or $42.8 million, in 2001 and 2000, respectively. The dollar decrease from 2000 to 2001 is due to the broad-based economic slowdown affecting most technology sectors reaching beyond the United States.

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

        Included in cost of revenues for 2001 are $2.1 million of completed technology amortization related to the VQS, Mobilee, IML and ViaDSP acquisitions, a $1.5 million inventory fair value adjustment related to the VQS acquisition, $388,000 for the impairment of completed technology from the ViaDSP acquisition, and a $516,000 restructuring charge related to the write-down of IP Services Management inventory. Excluding these costs from cost of revenues would yield a gross profit percentage of 54.5% for the year ended December 31, 2001.

        Included in cost of revenues for 2000 are $1.1 million of completed technology amortization related to the IML and ViaDSP acquisitions, as well as a $5.1 million inventory fair value adjustment related to the IML acquisition. Excluding these costs from cost of revenues would yield a gross profit percentage of 63.1% for the year ended December 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses. Selling, general and administrative expense increased to $86.4 million for 2001 from $79.6 million for 2000, representing an increase of 8.5%.

        Included in selling, general and administrative expense for 2001 are $21.3 million of amortization of goodwill and other intangibles related to the VQS, Mobilee, IML, ViaDSP and Teknique acquisitions, $14.8 million of non-cash compensation expense related to the Mobilee and IML acquisitions and the reversal of a $4.7 million accrual related to additional compensation that would not be paid to the employees of IML. This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation. Subsequent to the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed.

        Included in selling, general and administrative expense for 2000 are $14.1 million of amortization of goodwill and other intangibles related to the IML, ViaDSP and Teknique acquisitions, $8.7 million of non-cash compensation expense related to the IML acquisition and a $4.7 million accrual for additional compensation related to the IML merger agreement.

RESEARCH AND DEVELOPMENT

        Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred. Research and development expense increased to $37.2 million for 2001 from $31.2 million for 2000, representing an increase of 19.1%. The increase in expense was due to increased development project-related costs associated with the CG6100, PowerAccess, HearSay and PacketMedia product lines.

RESTRUCTURING AND OTHER RELATED CHARGES

        During 2001, we recorded restructuring and other related charges of approximately $11.5 million. These charges consist of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, approximately $2.6 million related to a long-term lease obligation, and approximately $6.6 million related to our strategic repositioning of our Company. For this total charge of $11.5 million, approximately $516,000 related to the write-down of IP Services Management inventory and is included in the statement of operations classification, "cost of revenues." The remaining $11.0 million is included in the statement of operations classification, "restructuring and other related charges." The details of each of these items are outlined below.

  IP Services Management Charges

        During 2001, we announced a plan to close our IP Services Management operation, which resulted in restructuring and other related charges of $2.3 million. As part of this plan, all 30 employees of the IP Services Management operation were terminated. The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write-downs, approximately $516,000 of inventory write-downs, approximately $406,000 of lease termination costs and approximately $139,000 of other administrative closing costs. At December 31, 2002, the remaining accrued balance for this charge was approximately $236,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the remaining accrued balance during 2003.

  Long-Term Lease Obligation Charges

        We lease a facility in Schaumburg, Illinois that is not currently being occupied by us and will not be occupied by us in the future. This facility was sub-leased by us to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008. In April 2001, we were notified that the tenant had filed for bankruptcy protection and we would be required to resume primary responsibility for the lease payments on this facility. We are currently working with a real estate agent to find another sub-lease tenant for this facility. We have estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $2.6 million, and this amount is included as restructuring and other related charges in

2001. At December 31, 2002, the remaining accrued balance for this charge was approximately $1.4 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." On January 31, 2003, we entered into a lease termination agreement with the landlord of this facility and paid $1.5 million to completely terminate any future rights or obligations under this lease.

  Strategic Repositioning Charges

        During 2001, we announced a major restructuring and repositioning of our business. As a result of this repositioning, we will have eliminated approximately 160 positions at our facilities in the United States, Canada, Europe and Asia. These terminations consist primarily of engineering positions, but also include manufacturing, sales and administrative positions. Severance costs related to these terminations of approximately $2.8 million have been recorded as restructuring and other related charges during 2001. At December 31, 2002, the remaining accrued balance for this charge was approximately $64,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the remaining accrued balance during 2003.

        Due to this strategic repositioning, certain facilities and fixed assets were no longer being utilized by us and will not be utilized by us in the future. We are currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe. We have estimated that the difference between the committed lease payments over the lives of the leases and the sub-lease rental income will approximate $702,000, and this amount is included as restructuring and other related charges in 2001. At December 31, 2002, the remaining accrued balance for this charge, including the additional charge that was booked in 2002, was approximately $1.6 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the majority of the remaining accrued balance over the next three to five years, depending on the lives of the leases. We also disposed of fixed assets that were no longer being utilized. These fixed assets consist primarily of leasehold improvements on the idle leased facilities and computer equipment, furniture and fixtures and machinery and equipment that were used in connection with activities that have been discontinued. The total charge for the fixed assets that is included as restructuring and other related charges in 2001 is $2.4 million. At December 31, 2001, there is no accrual balance related to this charge.

        Additional costs of approximately $670,000 related to the strategic repositioning have been charged to restructuring and other related charges. These costs consist primarily of contract termination charges and legal fees. At December 31, 2002, the remaining accrued balance for this charge was approximately $293,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." We expect to utilize the remaining accrued balance during 2003.

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

OTHER INCOME (EXPENSE), NET

        Other income and expense, reflecting net interest income, one time gains or losses and foreign exchange gains and losses, decreased to ($9.6 million) for 2001 from $8.4 million for 2000. Included in other income and expense for 2001 is a $4.7 million foreign currency translation loss generated on the intercompany debt related to the IML transaction, a $7.0 million write-down to fair market value of a minority investment, $8.3 million of interest expense related to the convertible notes, $1.1 million of amortization of debt issuance costs and a $174,000 gain on the sale of a minority investment. Included in other income and expense for 2000 is a $2.3 million foreign currency translation loss generated on the intercompany debt related to the IML transaction, $2.0 million of interest expense related to the convertible notes and a $2.2 million gain on the sale of minority investments.

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

Liquidity and Capital Resources

        As of December 31, 2002, our principal sources of liquidity included cash and cash equivalents of $56.8 million and marketable securities of $29.1 million. We also have access to a bank line of credit for working capital purposes that was established in May 1999 and amended on November 5, 2002. The current amendment provides for a $10.0 million line of credit, with $5.0 million of this credit facility available to the Company at any time and the remaining $5.0 million available to the Company based on a borrowing base calculation. Borrowings under our line of credit bear interest at the bank's floating rate of prime. We are subject to certain covenants under the agreement. These covenants require the maintenance of a specific equity ratio, timely financial reporting to the bank and the maintenance of $10 million minimum balance depository and operating accounts with the bank. As of December 31, 2002, we were in violation of the minimum balance covenant related to the line of credit and we received a waiver from the bank. We have since brought our account balance into compliance with the limits defined in the covenant. At December 31, 2002, there were no amounts currently outstanding on this line of credit. This credit agreement is subject to renewal on May 13, 2003.

        We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in the contractual obligations table below and in our consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities.

        Cash provided by (used in) operations for the years ended December 31, 2002, 2001 and 2000 was ($24.1 million), ($35.4 million) and $14.6 million, respectively. We incurred a net loss of $98.5 million, $142.7 million and $27.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Included in our net loss for 2002, 2001 and 2000 were non-cash charges for depreciation and amortization of property and equipment, amortization of goodwill and other intangibles and amortization of deferred stock compensation expense totaling $20.9 million, $47.2 million and $30.8 million, respectively. We recorded a loss on impairment of goodwill, other intangibles and property and equipment totaling $72.5 million and $59.1 million for the years ended December 31, 2002 and 2001, respectively. We also realized gross gains on the extinguishment of long-term debt of $20.8 million and $18.9 million in 2002 and 2001, respectively. The change in our working capital generated positive cash flow of $3.2 million, $5.8 million, and $8.4 million in 2002, 2001 and 2000, respectively.

        Cash provided by (used in) investing activities in 2002, 2001 and 2000 was $37.3 million, ($133.6 million) and ($99.1) million, respectively. Cash of $150.0 million, $254.5 million and $672.8 million was used to purchase marketable securities, with cash of $197.9 million, $206.0 million and $650.6 million provided from maturities of marketable securities for 2002, 2001 and 2000, respectively. Capital expenditures were $7.7 million, $12.8 million and $10.5 million for 2002, 2001 and 2000, respectively. In 2002, we spent $3.0 million to acquire MMI, in 2001 we spent a total of $73.8 million to acquire VQS and Mobilee and in 2000 we spent $65.8 million to acquire IML. We expect capital expenditures in 2003 will approximate $6.7 million, principally for testing equipment, development equipment and computer hardware and software.

        Cash provided by (used in) financing activities in 2002, 2001 and 2000 was ($39.9 million), ($27.5 million) and $349.2 million, respectively. In 2002, we used cash of $37.9 million to extinguish $59.4 million face value of convertible debt and $2.8 million to purchase 515,000 shares of common stock through our repurchase plan, while cash of $752,000 was provided by the exercise of stock options and the purchase of stock through our employee stock purchase plan. In 2001, we used cash of $27.4 million to extinguish $46.6 million face value of convertible debt and $1.9 million to repurchase 400,000 shares of our outstanding common stock, while cash of $1.7 million was provided by the exercise of stock options and the purchase of stock through our employee stock purchase plan. In 2000, cash of $349.9 million was provided by the offerings of our common stock and convertible notes.

        The following table details our future payments due under contractual obligations. We currently do not have any commercial commitments.

	Payments Due by Period
Contractual Obligations
	2003	2004	2005	2006	2007	Thereafter	Total
Property Leases	$5,072	$4,831	$4,426	$4,467	$3,915	$13,059	$35,770
Convertible Notes	—	—	69,067	—	—	—	69,067

Total Contractual Obligations	$5,072	$4,831	$73,493	$4,467	$3,915	$13,059	$104,837

        During January 2003, we paid $1.1 million to extinguish $1.8 million face value of convertible debt that was outstanding as of December 31, 2002.

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

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. We currently do not have any interests that would change our current reporting entity or require additional disclosures outlined in FIN No. 46.

        In December 2002, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide two additional transition methods for entities that voluntary change to the fair value based method of accounting for stock-based employee compensation. Both of these methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for financial reports containing condensed financial statements for periods beginning after December 15, 2002 and for financial statements for fiscal years ending after December 15, 2002. Because we will continue to use the intrinsic value method of accounting for stock-based employee compensation, the effect of this pronouncement on us will be the requirement of incorporating FAS No. 123 disclosures into interim financial statements.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial condition.

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

        In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses accounting for restructuring and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS No. 146 may effect the timing of recognizing future restructuring costs as well as the amounts recognized. FAS No. 146 is effective for restructuring activities initiated after December 31, 2002. Any potential future impact to our consolidated financial statements of this new accounting pronouncement is based on events that may occur in the future. Therefore, we are unable to evaluate the potential impact of this new accounting pronouncement. Had this accounting standard been effective for the year ended December 31, 2002, the amounts and timing of restructuring and other related charges recorded would not have been materially different.

        In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from debt extinguishment are classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements. FAS No. 145 is effective for the Company beginning January 1, 2003. Had we adopted the provisions of FAS No. 145 in prior periods, the gains recorded upon extinguishment of debt would have been presented, without effect of tax, as a component of operating income. Net loss for all periods presented would not have been affected. Upon adoption in fiscal 2003, prior periods will be restated to reflect adoption of this new standard.

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. We adopted FAS No. 144 on January 1, 2002. Adoption in a prior period would not have had a significant impact on our consolidated financial statements.

Quarterly Results (Unaudited)

        The following tables set forth unaudited selected financial information for the periods indicated, as well as certain information expressed as a percentage of total revenues for the same periods. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of such information. This information has not been audited or reviewed by the Company's independent accountants in accordance with standards established for such reviews. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

        On a sequential basis, second quarter revenues in 2001 decreased from the prior quarter by 37% and third quarter revenues in 2001 decreased from the second quarter by 4%. In the quarter ended December 31, 2001, due to the acquisition of the VQS business on November 30, 2001, we recorded a sequential increase in revenues over the prior quarter of 35%. The sequential increase in revenues continued in the first two quarters of 2002 as revenues increased by 31% and 3%, respectively, however, revenues decreased by 11% in the third quarter and 25% in the fourth quarter, sequentially. As we continue to be in a broad-based economic slowdown affecting most technology sectors and communications in particular, the levels of revenue we will be able to achieve going forward will depend to a great extent upon how long this slowdown continues.

        Our cost of revenues as a percentage of revenues have generally performed in the 53% to 56% range for each quarter included in the two-year period ended December 31, 2002. During the first quarter of 2001, cost of revenues was 43% due to less amortization of acquired completed technology included in cost of revenues since we had not yet acquired Mobilee, VQS or MMI. During the second quarter of 2002, cost of revenues was 59% due to the inclusion of a $2.9 million impairment charge related to IML acquired completed technology. During the third quarter of 2002, cost of revenues were 45% due to a favorable product mix during the quarter and the realization of cost reductions implemented at the end of 2001. During the fourth quarter of 2002, cost of revenues were 69% due to the inclusion of a $3.1 million impairment charge related to VQS acquired completed technology.

        On a sequential basis, the dollar amount of our selling, general and administrative expenses have decreased over the two-year period ended December 31, 2002. This is due to our strategic repositioning and restructuring that was implemented in the third quarter of 2001 and has continued during 2002 with the execution of additional cost saving measures. Additionally, the adoption of FAS 142 on January 1, 2002 eliminated the amortization of goodwill and indefinite-lived intangible assets. Amortization expense for these assets for the year ended December 31, 2001 was $19.4 million.

        Over the two-year period ended December 31, 2002, the dollar amount of our research and development expenditures has varied. This variation is primarily due to the realization of expense reductions resulting from our strategic repositioning and restructuring and our additional cost saving measures off-set by our acquisitions over the two-year period. During the third quarter of 2001, with the implementation of our strategic repositioning, research and development decreased sequentially over the previous quarter. However, these expenditures increased on a sequential basis during the fourth quarter of 2001 and the first quarter of 2002 due to our acquisition of VQS on November 30, 2001. These expenditures further increased sequentially during the second quarter of 2002 due to our acquisition of MMI on April 1, 2002. During the third and fourth quarters of 2002, these expenditures decreased on a sequential basis due to the execution of additional cost saving measures during each of these quarters.

        As we continue to strive towards a return to profitability, we will closely monitor all of our operating expenses and we expect that they will vary from quarter to quarter based on the levels of revenue we are able to achieve on a quarterly basis.

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

        All figures set out in the table below are in thousands, except per share data, and are unaudited. The following figures reflect the reclassification of amortization of debt issuance costs from selling, general and administrative expense to interest expense.

	Quarter Ended
	31-Mar-01	30-Jun-01	30-Sep-01	31-Dec-01	31-Mar-02	30-Jun-02	30-Sep-02	31-Dec-02
Revenues	$26,617	$16,764	$16,034	$21,569	$28,217	$29,187	$25,939	$19,350
Cost of revenues	11,454	9,379	8,942	11,579	15,445	17,233	11,712	13,396

Gross profit	15,163	7,385	7,092	9,990	12,772	11,954	14,227	5,954
Operating expenses:
Selling, general and administrative	21,276	25,482	22,120	17,487	16,564	16,323	12,821	9,647
Research and development	8,678	10,007	9,186	9,295	9,781	10,956	9,246	8,183
Impairment charges	—	55,347	250	—	—	36,400	—	30,082
Restructuring and other related charges	—	3,037	—	7,992	—	—	2,522	2,488

Total operating expenses	29,954	93,873	31,556	34,774	26,345	63,679	24,589	50,400

Operating loss	(14,791)	(86,488)	(24,464)	(24,784)	(13,573)	(51,725)	(10,362)	(44,446)
Other income (expense), net	(6,488)	2,349	(3,599)	(1,884)	(968)	2,268	(478)	(1,441)

Loss before income taxes	(21,279)	(84,139)	(28,063)	(26,668)	(14,541)	(49,457)	(10,840)	(45,887)
Income tax expense (benefit)	225	250	(3,652)	(2,987)	(306)	(3,849)	(1,657)	(3,924)

Net loss before extraordinary item	$(21,504)	$(84,389)	$(24,411)	$(23,681)	$(14,235)	$(45,608)	$(9,183)	$(41,963)
Extraordinary gain on extinguishment of debt	—	—	5,666	5,661	709	4,565	2,541	$4,635

Net loss	$(21,504)	$(84,389)	$(18,745)	$(18,020)	$(13,526)	$(41,043)	$(6,642)	$(37,328)

Basic net loss before extraordinary item per common share	$(0.59)	$(2.31)	$(0.67)	$(0.65)	$(0.39)	$(1.27)	$(0.25)	$(1.16)
Extraordinary gain on extinguishment of debt	—	—	0.16	0.16	0.02	0.13	0.07	0.13

Basic net loss per common share	$(0.59)	$(2.31)	$(0.51)	$(0.49)	$(0.37)	$(1.14)	$(0.18)	$(1.03)

Diluted net loss per common share	$(0.59)	$(2.31)	$(0.51)	$(0.49)	$(0.37)	$(1.14)	$(0.18)	$(1.03)

	Quarter Ended
(Percent of revenues)
	31-Mar-01	30-Jun-01	30-Sep-01	31-Dec-01	31-Mar-02	30-Jun-02	30-Sep-02	31-Dec-02
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.0	55.9	55.8	53.7	54.7	59.0	45.2	69.2

Gross profit	57.0	44.1	44.2	46.3	45.3	41.0	54.8	30.8
Operating expenses:
Selling, general and administrative	79.9	152.0	138.0	81.1	58.7	55.9	49.4	49.8
Research and development	32.6	59.7	57.3	43.1	34.7	37.6	35.7	42.3
Impairment charges	—	330.2	1.5	—	—	124.7	—	155.5
Restructuring and other related charges	—	18.1	—	37.0	—	—	9.7	12.9

Total operating expenses	112.5	560.0	196.8	161.2	93.4	218.2	94.8	260.5

Operating loss	(55.5)	(515.9)	(152.6)	(114.9)	(48.1)	(177.2)	(40.0)	(229.7)
Other income (expense), net	(24.4)	14.0	(22.4)	(8.7)	(3.4)	7.8	(1.8)	(7.5)

Loss before income taxes	(79.9)	(501.9)	(175.0)	(123.6)	(51.5)	(169.4)	(41.8)	(237.2)
Income taxes expense (benefit)	0.8	1.5	(22.8)	(13.8)	(1.1)	(13.2)	(6.4)	(20.3)

Net loss before extraordinary item	(80.7)	(503.4)	(152.2)	(109.8)	(50.4)	(156.2)	(35.4)	(216.9)
Extraordinary gain on extinguishment of debt	—	—	35.3	26.3	2.5	15.6	9.8	24.0
Net loss	(80.7)%	(503.4)%	(116.9)%	(83.5)%	(47.9)%	(140.6)%	(25.6)%	(192.9)%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents, marketable securities and non-marketable securities are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. At December 31, 2002, we had $69.1 million of long-term debt outstanding. A hypothetical 10% decrease in our weighted-average borrowing rate at December 31, 2002 would not have materially affected the year-end carrying value of the debt. Our exposure to currency exchange rate fluctuations has been moderate due to the fact that the operations of our international subsidiaries are primarily conducted in their respective local currencies. During 2000, two of our subsidiaries, a U.S. subsidiary and a Canadian subsidiary, entered into an intercompany debt arrangement whereby the U.S. subsidiary issued a loan to the Canadian subsidiary. The debt was denominated in U.S. dollars and was to be settled during the ordinary course of business. In the first six-months of 2002, and the years ended December 31, 2001 and 2000, as a result of remeasuring the debt at each reporting period, we incurred a foreign exchange (gain) loss of approximately ($3.8 million), $4.7 million and $2.3 million, respectively. On July 1, 2002, due to an amendment in payment terms, this debt has been reclassified from short-term to long-term. Based on the amended payment terms, repayment of this intercompany debt is not planned or anticipated in the foreseeable future. As a result of this reclassification, the gain or loss generated by the remeasurement of the debt at each reporting period is now being recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Accountants

To the Board of Directors and Stockholders of NMS Communications Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NMS Communications Corporation and its subsidiaries (collectively, the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 18, 2003

NMS Communications Corporation

Consolidated Balance Sheets

	December 31,
	2001	2002
	(In thousands except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$84,010	$56,768
Marketable securities	77,168	29,056
Accounts receivable, net of allowance for doubtful accounts of $1,178 and $979, respectively	12,540	8,617
Inventories	11,062	10,170
Prepaid expenses and other assets	4,263	4,992
Income tax receivable	2,548	1,193

Total current assets	191,591	110,796

Property and equipment, net	20,768	17,955
Other assets	5,587	2,558
Goodwill	70,259	10,279
Other intangible assets, net	30,900	13,495

Total assets	$319,105	$155,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	5,763	6,496
Accrued expenses and other liabilities	21,171	15,337

Total current liabilities	26,934	21,833

Long-term debt less current portion	128,432	69,067
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 36,728,965 and 36,603,018 shares issued at December 31, 2001 and 2002, respectively, and 36,328,965 and 36,067,742 shares outstanding at December 31, 2001 and 2002, respectively	367	366
Additional paid-in capital	366,969	362,776
Accumulated deficit	(192,289)	(290,828)
Accumulated other comprehensive loss	(383)	(2,704)
Deferred compensation	(9,049)	(2,531)
Treasury stock, at cost, 400,000 and 535,276 shares in 2001 and 2002, respectively	(1,876)	(2,896)

Total stockholders' equity	163,739	64,183

Total liabilities and stockholders' equity	$319,105	$155,083

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2000	2001	2002
	(In thousands except for per share data)
Revenues	$134,612	$80,984	$102,693
Cost of revenues	55,814	41,354	57,786

Gross profit	78,798	39,630	44,907
Operating expenses:
Selling, general and administrative	79,611	86,365	55,355
Research and development	31,205	37,166	38,166
Purchased in-process research and development	3,300	—	—
Impairment charges	—	55,597	66,482
Restructuring and other related charges	—	11,029	5,010

Total operating expenses	114,116	190,157	165,013

Operating loss	(35,318)	(150,527)	(120,106)
Interest income	11,947	12,613	2,229
Interest expense	(2,877)	(9,394)	(5,841)
Other	(623)	(12,841)	2,993

Other income (expense), net	8,447	(9,622)	(619)

Loss before income taxes and extraordinary item	(26,871)	(160,149)	(120,725)
Income tax expense (benefit)	780	(6,164)	(9,736)

Net loss before extraordinary item	(27,651)	(153,985)	(110,989)
Gain on early extinguishment of debt, net of tax expense of $7,551 in 2001 and $8,300 in 2002	—	11,327	12,450

Net loss	$(27,651)	$(142,658)	$(98,539)

Basic and Diluted:
Loss before extraordinary item per common share	$(0.83)	$(4.21)	$(3.08)
Extraordinary gain on extinguishment of debt	—	0.31	0.35

Net loss per common share	$(0.83)	$(3.90)	$(2.73)

Weighted average shares outstanding	33,147	36,551	36,069

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation
Consolidated Statements of Stockholders' Equity

	Preferred stock		Common stock				Accumulated other comprehensive (loss)		Notes receivable from common stockholders
(in thousands)					Additional paid-in capital	Accumulated deficit		Deferred compensation		Treasury stock (at cost)	Total stockholders equity	Comprehensive income (loss)
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	—	$—	25,520	$255	$72,796	$(21,980)	$(391)	$—	$(99)	$(68)	$50,513	$(19,031)
Exercise of common stock options and warrants			1,295	13	5,911						5,924
Stock issued in follow-on offering, net of offering costs of $9,644			6,900	69	174,862						174,931
Stock issued in acquisition of IML			2,635	26	118,324						118,350
Issuance of common stock under employee purchase plan			144	1	2,170					68	2,239
Settlement of QWES.com escrow			(73)		1,600					(1,600)	—
Deferred compensation								(39,696)			(39,696)
Amortization of deferred compensation								8,668			8,668
Stock repurchase			(20)							(623)	(623)
Debt repayment by common stockholders									3		3
Foreign currency translation adjustment							(674)				(674)	(674)
Net loss						(27,651)					(27,651)	(27,651)

Balance, December 31, 2000	—	$—	36,401	$364	$375,663	$(49,631)	$(1,065)	$(31,028)	$(96)	$(2,223)	$291,984	$(28,325)

Exercise of common stock options and warrants			149	1	464						465
Issuance of common stock under employee purchase plan			295	3	(962)					2,223	1,264
Stock issued under Mobilee merger agreement			19	—	—						—
Stock forfeited under IML merger agreement			(135)	(1)	(9,129)			9,130			—
Deferred compensation					933			(1,933)			(1,000)
Amortization of deferred compensation								14,782			14,782
Stock repurchase										(1,876)	(1,876)
Debt repayment by common stockholders									96		96
Change in market value of securities available for sale							113				113	113
Foreign currency translation adjustment							569				569	569
Net loss						(142,658)					(142,658)	(142,658)

Balance, December 31, 2001	—	$—	36,729	$367	$366,969	$(192,289)	$(383)	$(9,049)	$—	$(1,876)	$163,739	$(141,976)

Exercise of common stock options and warrants					(195)					465	270
Issuance of common stock under employee purchase plan					(848)					1,272	424
Stock issued under Mobilee merger agreement			9	—	(78)					44	(34)
Stock forfeited under IML merger agreement			(135)	(1)	1						—
Amortization of deferred compensation								3,387			3,387
Termination of options issued at below FMV					(3,131)			3,131			—
Stock repurchase										(2,801)	(2,801)
Payment from officer option exercise					58						58
Change in market value of securities available for sale							(113)				(113)	(113)
Foreign currency translation adjustment							(2,208)				(2,208)	(2,208)
Net loss						(98,539)					(98,539)	(98,539)

Balance, December 31, 2002	—	$—	36,603	$366	$362,776	$(290,828)	$(2,704)	$(2,531)	$—	$(2,896)	$64,183	$(100,860)

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2000	2001	2002
	(In thousands)
Cash flow from operating activities:
Net loss	$(27,651)	$(142,658)	$(98,539)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,762	8,952	9,477
Amortization of goodwill and other intangibles	15,358	23,438	8,055
Foreign exchange translation loss (gain) on intercompany debt	2,291	4,688	(3,786)
Loss on impairment of property and equipment	—	3,069	468
Loss on impairment of goodwill and other intangibles	—	55,985	72,063
(Gain) loss on investments	(2,228)	7,000	399
Gain on extinguishment of long-term debt	—	(18,878)	(20,750)
Write-off and amortization of debt issuance costs	237	2,296	1,937
Deferred stock compensation expense amortized	8,668	14,782	3,387
Purchased in-process research and development	3,300	—	—
Other operating activities	(605)	101	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,035)	6,068	4,322
Inventories	3,202	4,325	2,845
Prepaid expenses and other assets	(1,725)	299	(538)
Income tax receivable	1,385	(438)	2,255
Accounts payable	(1,480)	(2,364)	491
Accrued expenses and other liabilities	10,087	(2,083)	(6,215)

Cash provided by (used in) operating activities	14,566	(35,418)	(24,129)

Cash flow from investing activities:
Additions to property and equipment	(10,479)	(12,798)	(7,673)
Purchases of marketable securities	(672,777)	(254,511)	(149,974)
Proceeds from the maturity of marketable securities	650,570	206,022	197,939
Acquisitions, net of cash acquired	(65,836)	(73,845)	(2,994)
Proceeds from sale of investments	5,728	—	—
Purchase of investments	(7,410)	—	—
Proceeds from the sale of property and equipment	194	—	—
Additions to other assets and intangibles	(64)	(3)	—
Receipts on notes receivable	984	1,500	—

Cash provided by (used in) investing activities	(99,090)	(133,635)	37,298

Cash flow from financing activities:
Repurchase of long-term debt	—	(27,430)	(37,894)
Payments of notes payable	(2,588)	—	—
Proceeds from issuance of common stock	8,111	1,729	752
Issuance of common stock, net of issuance costs of $9,642	174,931	—	—
Issuance of convertible notes	175,000	—	—
Payment of issuance costs on convertible notes	(5,698)	—	—
Repurchase of common stock	(623)	(1,876)	(2,801)
Issuance of repurchased common stock	68	—	—
Other financing activities	(24)	62	—

Cash provided by (used in) financing activities	349,177	(27,515)	(39,943)

Effect of exchange rate changes on cash	(1,118)	426	(468)

Net increase (decrease) in cash and cash equivalents	263,535	(196,142)	(27,242)

Cash and cash equivalents, beginning of year	16,617	280,152	84,010

Cash and cash equivalents, end of year	$280,152	$84,010	$56,768

Supplemental cash flow information:
Interest paid	$674	$8,922	$5,797
Taxes paid	242	1,280	291
Noncash transactions:
Acquisition of treasury stock through settlement of QWES.com escrow	1,600	—	—
Acquisition of business:
Fair value of assets acquired, net of cash acquired	189,448	74,254	2,994
Fair value of liabilities assumed	5,262	409	—
Fair value of stock issued and common stock options exchanged	118,350	—	—

Acquisition of business, net of cash acquired	65,836	73,845	2,994

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1—Summary of Significant Accounting Policies

Business Description

        NMS Communications Corporation (the "Company") provides complete, open systems to the world's leading wireless and wireline telecom operators and communications equipment providers. These systems, including voice quality enhancements and mobile services delivery systems, enable communications service providers to rapidly deploy new services. The Company provides system building blocks that enable communications equipment manufacturers and solutions developers to rapidly develop and deploy new voice communications services in wireless, wireline and enterprise networks.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived and intangible assets, income taxes, restructuring and other related charges, and accounting for acquisitions. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation

        Assets and liabilities of the Company's subsidiaries operating outside the United States, which account in a functional currency other than U.S. dollars, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net. During 2000, two of the Company's subsidiaries, a U.S. subsidiary and a Canadian subsidiary, entered into an intercompany debt arrangement whereby the U.S. subsidiary issued a loan to the Canadian subsidiary. The debt is denominated in U.S. dollars and was originally to be settled during the ordinary course of business. For the years ended December 31, 2000, 2001, and 2002, as a result of remeasuring the debt at each reporting period, the Company incurred a foreign exchange (loss) gain of approximately ($2.3 million), ($4.7 million) and $3.8 million, respectively. On July 1, 2002, because of a change in payment terms, this intercompany debt was reclassified from short-term to long-term. Repayment of this intercompany debt is not planned or anticipated in the foreseeable future. As a result of this reclassification, the gain or loss generated by the remeasurement of the debt at each reporting period is recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity instead of as other income (expense) in the statement of operations. Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

Revenue Recognition

        Revenue from product sales is generally recognized upon shipment providing that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and title and risk of loss have passed to the customer. If a future obligation to install the system or to obtain customer acceptance exists, revenues are deferred until this obligation has been met. The Company does not offer rights of return on sales made through its direct sales force. The Company does offer quarterly return rights to a limited number of indirect channel customers that allow the indirect channel customer to rotate a percentage of its inventory based on its prior quarter purchases. The Company provides for these return rights each quarter in an amount equal to estimated returns.

        The Company's products are generally shipped together as a bundled hardware and software solution. The Company offers a warranty on all of its products that generally provides for it to repair or replace any defective product within eighteen to twenty-four months of the invoice date. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. The Company's warranty accrual and reserves are immaterial for all periods presented.

        Shipping and handling fees, if any, billed to customers are recognized as revenue. The related costs are recognized in cost of revenues.

        Service revenue represents 7.5%, 8.4% and 5.8% of revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Service revenue is primarily comprised of consulting services and technical support services. Consulting services consist of hardware and/or software customization projects provided to customers through consulting contracts. The Company recognizes revenue for consulting services based on the percentage-of-completion method for fixed fee contracts and as the services are performed for time and materials contracts. Technical support services, which are sold separately from products, consist of on-site support, telephone support, system hosting and training. The Company recognizes revenue for technical support services ratably over the contractual period or as services are provided, based on the nature of the service. The Company does not provide rights to upgrades or enhancements on any of its products.

Cash Equivalents

        Cash equivalents include short-term investments with remaining maturities of three months or less at date of purchase.

Accounts Receivable

        The Company establishes reserves against its accounts receivable for potential credit losses when it determines receivables are at risk for collection based upon the length of time the receivables are outstanding, as well as various other criteria. Receivables are written off against these reserves in the period they are determined to be uncollectible.

Investments

        The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are stated at market value, with unrealized gains and losses reflected in accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses on marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities. Other equity investments in which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments for other than temporary impairment.

Advertising

        Advertising costs are expensed in the period when incurred and were immaterial for each of the years presented.

Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market. Valuation allowances related to excess and obsolete inventory are based primarily on estimated forecast of product demand and production requirements over the next twelve months.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Machinery and equipment	3 years
Computer equipment	3–5 years
Furniture and fixtures	5 years
Telecommunications computer equipment	5 years
Leasehold improvements	Shorter of the lease term or economic life

        Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Long-lived Assets and Goodwill

        The Company reviews long-lived assets, goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors the Company considers important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of its use of the acquired assets or the strategy for its overall business; significant negative industry or economic trends; significant decline in its stock price for a sustained period; and market capitalization relative to net book value.

        In performing this assessment, the Company assigns long-lived assets, goodwill and indefinite-lived intangible assets to reporting units and then performs a two-step analysis to test for impairment. The first step is used to identify a potential impairment loss by comparing the estimated undiscounted cash flows to be generated from the assets of each reporting unit to the unit's carrying value. In assessing the recoverability of these assets, the Company must project cash flows that are based on various operating assumptions such as revenue budgets and forecasts, projected expenditures and terminal value of each reporting unit. The Company develops these cash flow projections on a periodic basis and continuously reviews the projections based on actual operating trends and economic developments around the globe and within the telecommunications industry in particular.

        The second step is used to measure the amount of an impairment loss, if any, by comparing the fair value of the reporting unit's assets, including goodwill, with the carrying value of the reporting unit's assets. If the carrying value of the reporting unit's assets is greater than the fair value of its assets, including goodwill, an impairment loss must be recognized for the excess.

        Different assumptions regarding a reporting unit's cash flow projections and fair value, both of which are highly dependent upon future revenue projections, could result in a change in the timing and amount of impairment losses, if any.

Research and Development

        Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of the Company's products. All research and development costs are expensed as incurred.

Capitalized Software Development Costs

        The Company capitalizes software development costs incurred after a product's technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs is computed on an individual product basis and is the greater of a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or b) the straight-line method over the estimated economic life of the product. Costs qualifying for capitalization have been immaterial for all periods presented and, accordingly, have not been capitalized.

Financial Instruments

        Financial instruments, primarily cash and cash equivalents, marketable securities, accounts receivable and accounts payable are carried at amounts which approximate their fair value. Fair value of long-term debt at December 31, 2002 and 2001 is approximately $40.1 million and $76.4 million, respectively.

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

Stock Option and Stock Purchase Plans

        As more fully described in Note 15 to the consolidated financial statements, the Company has stock option and stock purchase plans authorizing various types of stock-based awards that may be granted to officers and employees. In the consolidated financial statements, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and employee stock purchase plans. All options granted under the various plans administered by the Company have a vesting life not to exceed four years, and these options have an expiration date of up to ten years from the date of grant.

        In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation," the fair value of each stock-based award has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value at date of grant for stock options granted during the years ended December 31, 2000, 2001 and 2002 was $30.83, $3.64 and $3.41, respectively. The weighted average fair value of employee stock purchases during the years ended December 31, 2000, 2001 and 2002 was $8.63, $2.16 and $0.79, respectively. The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model:

	2000	2001	2002
Risk-free interest rate	6.1%	4.6%	3.8%
Expected life	5 years	5 years	5 years
Expected volatility	100%	100%	115%
Expected dividend yield	0%	0%	0%

        The following table illustrates the effect on net loss and basic and diluted loss per common share as if the fair value method prescribed in FAS No. 123 had been applied to the Company's stock option and stock purchase plans and recorded in the consolidated financial statements:

	2000	2001	2002
	(In thousands, except per share data)
Net loss, as reported	(27,651)	(142,658)	(98,539)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	8,668	14,782	3,387
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(32,114)	(64,832)	(37,091)

Pro forma net loss	(51,097)	(192,708)	(132,243)

Loss per share:
Basic and diluted net loss per common share, as reported	$(0.83)	$(3.90)	$(2.73)
Basic and diluted net loss per common share, pro forma	$(1.54)	$(5.27)	$(3.67)

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. The Company currently does not have any interests that would change its current reporting or require additional disclosures outlined in FIN No. 46.

        In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123." FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide two additional transition methods for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation. Both of these methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for financial reports containing condensed financial statements for periods beginning after December 15, 2002 and for financial statements for fiscal years ending after December 15, 2002. Because the Company will continue to use the intrinsic value method of accounting for stock-based employee compensation, the effect of this pronouncement on the Company will be the requirement of incorporating FAS No. 123 disclosures into interim financial statements.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial condition.

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on its results of operations or financial condition.

        In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses accounting for restructuring and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS No. 146 may effect the timing of recognizing future restructuring costs as well as the amounts recognized. FAS No. 146 is effective for restructuring activities initiated after December 31, 2002. Any potential future impact to the Company's consolidated financial statements of this new accounting pronouncement is based on events that may occur in the future. Therefore, the Company is unable to evaluate the potential impact of this new accounting pronouncement. Had this accounting standard been effective for the year ended December 31, 2002, the amounts and timing of restructuring and other related charges recorded would not have been materially different.

        In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from debt extinguishment are classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements. FAS No. 145 is effective for the Company beginning January 1, 2003. Had the Company adopted the provisions of FAS No. 145 in prior periods, the gains recorded upon extinguishment of debt would have been presented, without effect of tax, as a component of operating income. Net loss for all periods presented would not have been affected. Upon adoption in fiscal 2003, prior periods will be restated to reflect adoption of this new standard.

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company adopted FAS No. 144 on January 1, 2002. Adoption in a prior period would not have had a significant impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS No. 142 requires that goodwill and indefinite-lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted FAS No. 141 and FAS No. 142 on January 1, 2002. The adoption of FAS No. 141 did not have any impact on the Company's consolidated financial statements.

        The adoption of FAS No. 142 eliminated the amortization of goodwill and indefinite-lived intangible assets from the Company's consolidated statement of operations for the year ended December 31, 2002. In accordance with FAS No. 142, during the first quarter of 2002, the Company assigned its goodwill and indefinite-lived intangible assets to reporting units and tested these assets for impairment. As a result, no impairment of goodwill or indefinite-lived intangible assets was indicated. Therefore, no impairment charge was recorded by the Company based upon its adoption of FAS No. 142. After adoption, FAS No. 142 requires the Company to test goodwill and indefinite-lived intangible assets for impairment at least annually and if an impairment is indicated, a charge will be taken in the appropriate reporting period to reflect the reduction of the carrying value of the goodwill or indefinite-lived intangible asset to its fair value.

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

	Twelve Months Ended
	December 31, 2000	December 31, 2001
	(In thousands, except per share amounts)
Net loss before extraordinary item as reported	$(27,651)	$(153,985)
Amortization of goodwill	13,078	19,033
Amortization of indefinite-lived intangible assets	198	408

Adjusted net loss before extraordinary item	$(14,375)	$(134,544)

Weighted average basic and diluted shares outstanding	33,147	36,551
Basic and diluted loss before extraordinary item per common share as reported	$(0.83)	$(4.21)

Adjusted basic and diluted loss before extraordinary item per common share	$(0.43)	$(3.68)

Net loss as reported	$(27,651)	$(142,658)
Amortization of goodwill	13,078	19,033
Amortization of indefinite-lived intangible assets	198	408

Adjusted net loss	$(14,375)	$(123,217)

Weighted average basic and diluted shares outstanding	33,147	36,551
Basic and diluted loss before extraordinary item per common share	$(0.83)	$(3.90)

Adjusted basic and diluted net loss per common share	$(0.43)	$(3.37)

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

3—Acquisitions

MMI

        On April 1, 2002, the Company acquired MessageMachines, Inc. ("MMI"), a privately-held Massachusetts company for a total cost of $3.0 million, including transaction costs of $365,000. This acquisition was integrated into the Company's NS business unit. In connection with the acquisition, the Company paid net aggregate cash consideration of $2.6 million to the founders and shareholders of MMI.

        MMI's technology brings capabilities in wireless data and messaging to the Company. MMI's messaging software routes text messages between wireless networks and all types of real-time communications devices, including mobile phones, pagers and personal digital assistants.

        The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of MMI have been included with those of the Company for periods subsequent to the date of the acquisition. Of the total purchase price of $3.0 million, $2.1 million was allocated to acquired completed technology and $874,000 was recorded as goodwill. The amount allocated to acquired completed technology is being amortized over a four-year period and this amortization is included in the statement of operations classification, "Costs of revenues."

        Pro forma data summarizing the combined results of the Company and MMI have been omitted as the results of operations of MMI are immaterial to those of the Company for all prior periods.

VQS (formerly VES)

        On November 30, 2001, the Company acquired the voice enhancement and echo cancellation business ("VQS") of Lucent Technologies Inc. ("Lucent"). Under the terms of the agreement, the Company paid cash totaling $60 million for all assets of VQS. The Company also entered into a multi-year agreement to serve as the exclusive supplier of stand-alone voice enhancement and echo cancellation systems for Lucent, as Lucent continues to supply these systems to its global service provider customers. The Company also received a perpetual license from Lucent for a substantial portfolio of complementary intellectual property to support the development efforts and growth of the acquired business.

        During the fourth quarter of 2002, the Company recorded an impairment charge of approximately $33.2 million related to the goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets associated with the VQS acquisition. Based on the declining historical and forecasted operating results of VQS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and our 18% reduction of VQS workforce, the estimated value of VQS's goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets, these assets were written-down to their fair value.

        The acquisition has been accounted for as a purchase business combination under the transition guidance of FAS 141 and 142. Accordingly, the results of operations of VQS have been included with those of the Company for periods subsequent to the date of the acquisition. Including transaction costs of $1.6 million, the total cost of the acquisition was approximately $61.6 million. The following table presents the allocation of the purchase price (in thousands):

	Amount	Estimated Life
Acquired technology	$11,000	6
Supply agreement with Lucent	12,000	3
Trademarks and tradenames	200	6
Net fair value of tangible assets acquired	9,462	—
Goodwill	28,965	—

Total purchase price allocation	$61,627

        The values assigned to acquired technology, supply agreement and trademarks and tradenames were based upon a modified discounted cash flow model. The Company based the cash flow projections for revenue on the projected incremental increase in revenue that the Company expected to receive from the acquired technology and supply agreement. The Company deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of revenues, selling, general and administrative expense, and research and development expense.

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

        Pro forma data summarizing the combined results of the Company and VQS have been omitted since the use of forward-looking information is necessary to meaningfully present the effects of the acquisition.

Mobilee

        Effective April 10, 2001, the Company acquired Mobilee, Inc. ("Mobilee"), a privately held Massachusetts company, for a total cost of $13.3 million, including transaction costs of approximately $150,000. In connection with the acquisition, the Company paid net aggregate cash consideration of $11.2 million to the founders and shareholders of Mobilee. An additional $1.0 million was placed in escrow and was released to the founders of Mobilee on April 10, 2002. This amount was recorded as deferred compensation and was amortized as compensation expense ratably over the one-year escrow period. The Company issued stock valued at approximately $300,000 to a founder of Mobilee in four equal quarterly installments beginning July 31, 2001. This amount was recorded as deferred compensation and was amortized as compensation expense ratably over the one-year period.

        The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Mobilee were included with those of the Company for periods subsequent to the date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

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

IML

        Effective July 7, 2000, the Company acquired Inno Media Logic (I.M.L.) Company ("IML"), a privately held company headquartered in Canada. IML was a leading provider of enabling technology used in voice over digital subscriber line (VoDSL) gateways and other network access solutions. In connection with the acquisition, the Company issued or reserved for issuance 2,635,300 shares of NMS common stock valued at an average price of $39.66 per share, paid net aggregate cash consideration of $65.8 million, and assumed the obligation to issue up to an additional 318,672 shares of NMS common stock upon exercise of outstanding stock options for the purchase of the common stock of IML. The Company valued the IML options that were exchanged for NMS options using the Black-Scholes option pricing model.

        The total cost of the acquisition, including transaction costs of $2.4 million, was approximately $189.9 million. For each of the years ended March 31, 2001 and 2002, certain employees of IML were entitled to additional consideration based on the financial results of IML for the years then ended. The maximum potential total additional consideration was $12.5 million and is payable in the common stock of the Company. During the year ended December 31, 2000, the Company had accrued $4.7 million related to this additional consideration as compensation expense, which is included in the statement of operations classification, "Selling, general and administrative expense". Subsequent to the first quarter of 2001, when it became known that the financial results necessary to earn this additional compensation would not be met, the accrual was reversed. Furthermore, the original agreement that provided for this potential additional consideration was amended in 2001 to eliminate this additional consideration provision.

        During the second quarter of 2002, the Company recorded an impairment charge of approximately $39.3 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition. The Company reviewed the fair value of IML as a result of its planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as a part of its generally available product offering, continued declining revenues for IML products and the economic condition of the CLEC industry and VoDSL market. Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

        During 2001, the Company recorded an impairment charge of approximately $55.3 million related to the goodwill associated with the IML acquisition. Based on the declining historical and forecasted operating results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML's goodwill had decreased. As a result, this asset was written-down to its fair value.

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

        The Company assigned values of $3.3 million to in-process research and development and $6.0 million to existing core technology based upon a modified discounted cash flow model. The in-process research and development amount of $3.3 million was immediately expensed under applicable accounting standards. The Company based the cash flow projections for revenue on the projected incremental increase in revenue that the Company expected to receive from the completed acquired in-process research and development. IML expected revenue to commence with each product's release date, which occur on various dates in the fourth quarter of 2000 and the first half of 2001, and continue throughout each product's economic life, which range from three to six years. The Company deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of revenues, selling general and administrative expense, and research and development expense. The Company estimated operating expenses as a percent of revenue based on IML's historical results for the years ended March 31, 1999 through 2000. Projected results for the fiscal years ended March 31, 2001 to 2005 were also used in combination with past operating results and industry averages. The Company also deducted capital charges, or cash flow attributable to other assets such as working capital, customer list and assembled workforce, from pre-tax operating income to isolate the cash flow solely attributable to the in-process research and development. Income taxes were then deducted to arrive at after-tax cash flows. The Company discounted the after-tax cash flow projections using a risk-adjusted rate of return of 23%. In using the discounted model, the Company excluded the costs to complete the in-process technology from the research and development expense for 2000, and the Company reflected the percentage completion of the in-process research and development in each year's projected cash flow.

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

4—Restructuring and Other Related Charges

2002

        In order to reduce future operating expenses, the Company initiated various business restructuring efforts which resulted in restructuring and other related charges of approximately $5.0 million during 2002. These charges consist of approximately $2.8 million of involuntary severance related costs, approximately $704,000 of fixed asset write-offs, approximately $1.4 million of lease termination costs and approximately $54,000 of other costs. The details of each of these items are outlined below.

        Involuntary severance related costs of $2.5 million recorded in 2002 resulted from the elimination of approximately 105 positions at the Company's facilities in the United States, Canada, and Europe based on terminations that were announced in July, October and December of 2002. These terminations consist primarily of engineering and sales positions, but also include manufacturing and administrative positions. At December 31, 2002, the remaining accrued balance for this charge was approximately $697,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the remaining accrued balance during 2003. Additional involuntary severance related costs of $300,000 recorded in 2002 resulted from an increase in the projected estimate of the Company's termination costs in Europe that were originally recorded during the fourth quarter of 2001 as part of the Company's strategic repositioning. At December 31, 2002, the remaining accrued balance for this charge was approximately $64,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the remaining accrued balance during 2003.

        As a result of the reduction in headcount, the Company had certain fixed assets that were no longer being utilized. These fixed assets consisted primarily of computer equipment, furniture and fixtures, and machinery and equipment, and they have been disposed of or set aside for disposal. The total charge for the fixed assets that was recorded as restructuring and other related charges in 2002 was approximately $704,000 and there was no remaining accrual balance related to this charge as of December 31, 2002.

        During 2001, as part of its strategic repositioning, the Company recorded restructuring and related charges for the difference between the committed lease payments and the estimated sub-lease rental income for leased facilities that the Company is no longer occupying. During 2002, the Company updated it's estimates of the sub-lease rental income based on current market conditions and determined the difference from the committed lease payments was larger than originally estimated. As a result, the Company recorded additional restructuring and related charges of approximately $1.4 million related to these idle leased facilities. At December 31, 2002, the remaining accrued balance for this charge, including the charge that was originally booked in 2001, was approximately $1.6 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the remaining accrued balance over the next three years to five years, depending on the lives of the leases.

        Additional costs of approximately $54,000 have been charged to restructuring and other related charges. These costs consist of both legal costs incurred and license fee payments made related to a software license that will no longer be utilized. At December 31, 2002, the remaining accrued balance for this charge was approximately $25,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the remaining accrued balance during 2003.

2001

        During 2001, the Company recorded restructuring and other related charges of approximately $11.5 million. These charges consist of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, approximately $2.6 million related to a long-term lease obligation and approximately $6.6 million related to the restructuring and repositioning of the Company. For this total charge of $11.5 million, approximately $516,000 related to the write-down of IP Services Management inventory and is included in the statement of operations classification, "cost of revenues." The remaining $11.0 million is included in the statement of operations classification, "restructuring and other related charges." The details of these items are outlined below.

  IP Services Management Charges

        During 2001, the Company announced a plan to close its IP Services Management operation, which resulted in the recording of restructuring and other related charges of $2.3 million. As part of this plan, all 30 employees of the IP Services Management operation were terminated. The charge consisted of approximately $616,000 of involuntary severance related costs, approximately $650,000 of fixed asset write-downs, approximately $516,000 of inventory write-downs, approximately $406,000 of lease termination costs and approximately $139,000 of other administrative closing costs. At December 31, 2002, the remaining accrued balance for this charge was approximately $236,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the remaining accrued balance during 2003.

  Long-Term Lease Obligation Charges

        The Company leases a facility in Schaumburg, Illinois that it is not currently occupying and will not occupy in the future. This facility was sub-leased to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008. In April 2001, the Company was notified that the tenant had filed for bankruptcy protection and it would be required to resume primary responsibility for the lease payments on this facility. The Company is currently working with a real estate agent to find another sub-lease tenant for this facility. The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $2.6 million, and this amount is included as restructuring and other related charges in 2001. At December 31, 2002, the remaining accrued balance for this charge was approximately $1.4 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." On January 31, 2003, the Company entered into a lease termination agreement with the landlord of this facility and paid $1.5 million to completely terminate any future rights or obligations under this lease.

  Strategic Repositioning Charges

        During 2001, the Company announced a major reorganization and strategic repositioning. As a result of this repositioning, the Company will have eliminated approximately 160 positions at facilities in the United States, Canada, Europe and Asia. These terminations consist primarily of engineering positions, but also include manufacturing, sales and administrative positions. Severance costs related to these terminations of approximately $2.8 million have been recorded as restructuring and other related charges during 2001. At December 31, 2002, the remaining accrued balance for this charge was approximately $64,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the remaining accrued balance during 2003.

        Due to this strategic repositioning, certain facilities and fixed assets were no longer being utilized by the Company and will not be utilized in the future. The Company is currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe. The Company has estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $702,000, and this amount is included as restructuring and other related charges in 2001. At December 31, 2002, the remaining accrued balance for this charge, including the additional charge that was booked in 2002, was approximately $1.6 million and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the majority of the remaining accrued balance over the next three to five years, depending on the lives of the leases. The Company also disposed of fixed assets that were no longer being utilized. These fixed assets consist primarily of leasehold improvements on the idle leased facilities and computer equipment, furniture and fixtures and machinery and equipment that were used in connection with activities that have been discontinued by the Company. The total charge for the fixed assets that is included as restructuring and other related charges in 2001 is $2.4 million. At December 31, 2002, there is no accrual balance related to this charge.

        Additional costs of approximately $670,000 related to the strategic repositioning have been charged to restructuring and other related charges. These costs consist primarily of contract termination charges and other non-recurring charges associated with the repositioning. At December 31, 2002, the remaining accrued balance for this charge was approximately $293,000 and is included in the consolidated balance sheet classification, "accrued expenses and other liabilities." The Company expects to utilize the remaining accrued balance during 2003.

        The following table sets forth restructuring and other related charges accrual activity during the years ended December 31, 2001 and 2002, respectively:

	Employee Related	Facility Related	Impaired Assets	Other	Total
	(In thousands)
Restructuring and other related charges	$3,463	$3,688	$3,585	$809	$11,545
Non-cash utilization	—	—	(3,585)	(19)	(3,604)
Cash payments	(1,705)	(544)	—	(181)	(2,430)

Restructuring accrual balance at December 31, 2001	$1,758	$3,144	$—	$609	$5,511
Restructuring and other related charges	2,848	1,404	704	54	5,010
Non-cash utilization	—	—	(704)	—	(704)
Cash payments	(3,806)	(1,414)	—	(264)	(5,484)

Restructuring accrual balance at December 31, 2002	$800	$3,134	$—	$399	$4,333

5—Business and Credit Concentration

        At December 31, 2000, two customers represented 11.0% and 13.5%, respectively, of the Company's outstanding net accounts receivable balance. At December 31, 2001, one customer, Lucent, represented 35.0% of the Company's outstanding net accounts receivable balance. At December 31, 2002, two customers, Lucent and a channel partner in the United States, represented 37.5% and 21.2%, respectively, of the Company's outstanding net accounts receivable balance.

        Revenues from Lucent, the Company's primary reseller to network operators within the VQS business unit, represented 27.4% of total revenues for the year ended December 31, 2002. No customer accounted for 10% or more of the Company's revenues for the years ended December 31, 2000 and 2001, respectively.

        The Company does not require collateral on accounts receivable or letters of credit on foreign export sales. The Company evaluates its customer's creditworthiness before extending credit and performs periodic credit reviews on customers with existing credit. Additions to the allowance for doubtful accounts were $433,000, $882,000 and $123,000 in 2000, 2001 and 2002, respectively.

6—Investments

        Investments in marketable securities categorized as "available for sale" are carried at fair value and consist of the following:

	December 31,
	2001	2002
	(In thousands)
Money market mutual funds	$71,180	$5,589
Corporate securities	75,150	59,987

	$146,330	$65,576
Included in cash and cash equivalents	69,162	36,520

Marketable securities	$77,168	$29,056

        Since it is the Company's intent to maintain a liquid portfolio, at December 31, 2002, all marketable securities are due to mature within one year there was no unrealized gain (loss) at December 31, 2001 and 2002. Proceeds from sale of securities for the years ended December 31, 2000, 2001 and 2002 were $650.6 million, $206.0 million and $197.9 million, respectively. Gross realized gain from the sale of securities for the year ended December 31, 2000 was $344,000. There were no gross realized gains or losses from sale of securities for the years ended December 31, 2001 and 2002.

        Equity investments in which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The carrying amount of these investments was $649,000 and $0 at December 31, 2001 and 2002, respectively. These investments are included in the consolidated balance sheet caption "Other assets." The Company periodically evaluates the carrying value of these investments for other than temporary impairment. During 2001 and 2002, the Company recorded a charge of approximately $7.0 million and $399,000, respectively, to reflect the other than temporary decline in fair value of these equity investments. The investee companies for which the charge was recorded have experienced a significant decline in operating and financial results in comparison to the results forecasted at the time the investment was made. The Company determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the companies being evaluated. This charge is included in the consolidated statement of operations classification "Other expense."

        For the year ended December 31, 2000 and 2001, gross realized gains from the sale of equity investments was $2.2 million and $174,000, respectively. The Company did not realize any gains or losses related to equity investments for the year ended December 31, 2002.

7—Inventories

        Inventories consist of the following:

	December 31,
	2001	2002
	(In thousands)
Raw materials	$5,244	$4,026
Work in process	1,841	1,715
Finished goods	3,977	4,429

	$11,062	$10,170

8—Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2001	2002
	(In thousands)
Computer equipment	$16,868	$21,026
Computer software	8,730	10,392
Furniture and fixtures	3,068	2,988
Machinery and equipment	2,329	3,123
Land	220	225
Building	808	828
Leasehold improvements	6,350	6,125

	38,373	44,707

Less accumulated depreciation	(17,605)	(26,752)

	$20,768	$17,955

        Depreciation and amortization expense was $6.8 million, $9.0 million and $9.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.

9—Goodwill and Other Intangibles

        The following schedule details the carrying value of goodwill, indefinite-lived intangible assets and amortizable intangible assets:

	December 31,
	2001	2002
	(In thousands)
Goodwill and indefinite-lived intangible assets:
Goodwill	$69,229	$10,173
Indefinite-lived intangible assets	1,030	106

Total goodwill and indefinite-lived intangible assets	$70,259	$10,279

Amortizable intangible assets:
Acquired completed technology	$17,748	$11,173
Supply agreement	12,000	9,323
Customer list	5,826	—
Trademarks and tradenames	200	143
Licenses and patents	614	685

Gross amortizable intangible assets	36,388	21,324

Accumulated amortization:
Acquired completed technology	(2,458)	(2,909)
Supply agreement	(333)	(4,333)
Customer list	(2,185)	—
Trademarks and tradenames	(3)	(36)
Licenses and patents	(509)	(551)

Total accumulated amortization	(5,488)	(7,829)

Total amortizable intangible assets, net	$30,900	$13,495

        The decrease in goodwill and indefinite-lived intangible assets from December 31, 2001 to December 31, 2002 is due to impairment charges totaling $60.3 million to write down the goodwill ($59.3 million) and indefinite-lived intangible assets ($1.0 million) related to the IML and VQS acquisitions to an estimate of their fair values based on a discounted cash flow analysis, and a $1.9 million purchase price adjustment recorded to increase inventory acquired in the VQS acquisition. These decreases were partially off-set by the goodwill of $874,000 recorded in connection with the MMI acquisition and the fluctuation in foreign currency translation rates.

        The decrease in the carrying value of amortizable intangible assets from December 31, 2001 to December 31, 2002 is due to amortization expense of $8.0 million and impairment charges totaling $11.8 million to write down the amortizable intangible assets related to the IML and VQS acquisitions to an estimate of fair value based on a discounted cash flow analysis. These decreases were partially off-set by the $2.1 million of acquired completed technology recorded in connection with the MMI acquisition as well as the fluctuation in foreign currency translation rates. Current estimated intangible asset amortization expense is expected to be $4.7 million, $4.5 million, $1.9 million, $1.3 million and $1.1 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007. Amortization expense for the years ended December 31, 2000, 2001, and 2002 was $15.2 million, $23.8 million, and $8.0 million, respectively.

        During the second quarter of 2002, the Company recorded an impairment charge of approximately $39.3 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition. As a result of the Company's planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as a part of our generally available product offering, continued declining revenues for IML products and the economic condition of the CLEC industry and VoDSL market, the estimated value of IML's goodwill, indefinite-lived intangible assets and amortizable intangible assets had decreased. Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value based on a discounted cash flow analysis. $2.9 million of this charge is included in the consolidated statement of operations classification, "Costs of revenues," as it relates to the write down of acquired completed technology.

        During the fourth quarter of 2002, the Company recorded an impairment charge of approximately $33.2 million related to the goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets associated with the VQS acquisition. Based on the declining historical and forecasted operating results of VQS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and an 18% reduction of VQS workforce, the estimated value of VQS's goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets, these assets were written-down to their estimated fair value based on a discounted cash flow analysis. $3.1 million of this charge is included in the consolidated statement of operations classification, "Costs of revenues," as it relates to the write down of acquired completed technology.

        It is reasonably possible that the Company may incur additional impairment charges for goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets in future reporting periods.

10—Income Taxes

        The components of income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Current income tax expense (benefit):
Federal	$185	$(6,418)	$(7,654)
State	100	(973)	(1,219)
Foreign	495	1,227	(863)

	780	(6,164)	(9,736)
Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$780	$(6,164)	$(9,736)

Deferred tax assets (liabilities) consist of the following:
Net operating loss carryforwards	$16,636	$36,035	$62,617
Tax credit carryforwards	3,538	4,657	4,948
Inventories	277	7,464	3,427
Accrued expenses	832	4,069	5,310
Intangible assets	4,786	19,361	38,782
Other	1,753	3,400	3,574

	$27,822	$74,986	$118,658

Fixed assets	(1,633)	(337)	(641)

Valuation allowance:	(26,189)	(74,649)	(118,017)

Net deferred taxes	$—	$—	$—

        For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce taxable income of approximately $126.0 million at December 31, 2002, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. The Company also has a foreign net operating loss carryforward of approximately $22.6 million. The Company has $4.4 million of tax credits that are composed of federal research and development credits and state and local credits. These credits begin to expire in 2003. Under applicable accounting standards, management believed that the realization of certain deferred tax assets were more unlikely than not and, accordingly, established a full valuation. During fiscal 2002, the deferred tax asset valuation allowance increased by $43.4 million, primarily as the result of additional net operating loss carryforwards and the amortization of intangible assets. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $4.4 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which when realized, will be allocated directly to additional paid-in capital.

        The difference between the total expected income tax expense computed by applying the federal income tax rate of 34.0% to loss before income taxes and extraordinary item and the reported income tax expense (benefit) is as follows:

	Year Ended December 31,
	2000	2001	2002
Computed expected tax expense at U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of U.S. federal tax benefit	0.4	(2.4)	(3.6)
Rate differential of foreign operations	(0.5)	(1.1)	(0.2)
U.S. federal research and development credits	(7.6)	(1.4)	(0.1)
Change in valuation allowance	19.2	32.0	29.5
Purchased in-process research and development	4.3	—	—
Nondeductible intangibles	22.2	3.6	3.1
Other	(1.1)	(0.5)	(2.8)

Effective tax rate	2.9%	(3.8)%	(8.1)%

        The domestic and foreign components of loss before income taxes and extraordinary item were:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Domestic	$18,628	$(53,386)	$(73,123)
Foreign	(45,499)	(106,763)	(47,602)

	$(26,871)	$(160,149)	$(120,725)

11—Accrued Expenses and Other Liabilities

        Components of accrued expenses and other liabilities consist of the following:

	December 31,
	2001	2002
	(In thousands)
Accrued compensation and related expenses	$7,176	$3,505
Accrued interest expense	1,363	733
Income taxes payable	1,838	364
Deferred revenue	—	1,117
Deferred rent	1,082	1,140
Accrued restructuring and other related charges	5,511	4,333
Other liabilities	4,201	4,145

	$21,171	$15,337

12—Indebtedness

Convertible Notes

        Effective October 11, 2000, the Company issued $175 million of convertible subordinated notes (the "notes"). The notes are convertible into shares of NMS common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. The Company is subject to certain covenants under the related indenture, the most restrictive of which prohibits the Company from paying cash dividends. The Company incurred debt issuance costs aggregating $5.7 million, which have been deferred and are being amortized as a component of interest expense over the term of the notes. The unamortized issuance costs, $3.3 million and $1.3 million at December 31, 2001 and 2002, respectively, are included in the consolidated balance sheet caption "Other assets."

        For the years ended December 31, 2001 and 2002, the Company paid $27.1 million and $37.9 million, respectively, to extinguish $46.6 million and $59.4 million, respectively, face value of convertible debt. As a result, the Company wrote off $1.2 million and $1.2 million, respectively, of unamortized debt issuance costs and recorded a related extraordinary gain of $11.3 million and $12.5 million, respectively, net of tax expense of $7.6 million and $8.3 million, respectively.

Bank Line of Credit

        The Company established a bank line of credit for working capital purposes effective May 14,1999 which was amended November 5, 2002. The current amendment provides for a $10.0 million line of credit, with $5.0 million of this credit facility available to the Company at any time and the remaining $5.0 million available to the Company based on a borrowing base calculation. Borrowings under the line of credit bear interest at the bank's floating rate of prime. The Company is subject to certain covenants under the agreement. These covenants require the maintenance of a specific equity ratio, timely financial reporting to the bank and the maintenance of $10 million minimum balance depository and operating accounts with the bank. As of December 31, 2002, the Company was in violation of the minimum balance covenant related to the line of credit and received a waiver from the bank. The Company has since brought its account balance into compliance with the limits defined in the covenant. At December 31, 2002, there were no amounts currently outstanding on this line of credit. This credit agreement is subject to renewal on May 13, 2003.

Other Debt

        In connection with the IML acquisition, the Company assumed outstanding debt which consisted of two interest free loans from the Canadian government. The balances of these loans totaled $323,000 at December 31, 2000 and each loan was paid in full by the Company in January 2001.

        As part of the acquisition of QWES, the Company assumed its outstanding debt which consisted of promissory notes and notes payable. In connection with the issuance of some of the notes, the Company issued warrants to purchase 169,670 shares of common stock of the Company at an exercise price of $0.04 per share for 141,084 shares and $3.94 per share for the remaining 28,586 shares. The warrants were exercisable in whole or in part at any time from the date of the grant and expire four years from the date of grant. None of these warrants were exercised during 2000 and 13,720 and 5,342 warrants were exercised during 2001 and 2002, respectively. At December 31, 2002, there are no remaining warrants outstanding.

13—Profit Sharing Plans

        The Company has established a 401(k) cash or deferred profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 2000, 2001 and 2002 was $588,000, $1.1 million and $937,000, respectively.

        The Company currently matches contributions each pay period at 50% of the employee's contributions up to 6% of employee's compensation, not to exceed the federal limit of $11,000 per calendar year.

14—Earnings Per Share

        The following is a reconciliation of basic and diluted EPS computations for net loss, pursuant to SFAS 128:

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
Year Ended December 31, 2002
Basic net loss per common share	$(98,539)	36,069	$(2.73)
Effect of dilutive securities (stock options)	—	—	—

Diluted net loss per common share	$(98,539)	36,069	$(2.73)

Year Ended December 31, 2001
Basic net loss per common share	$(142,658)	36,551	$(3.90)
Effect of dilutive securities (stock options)	—	—	—

Diluted net loss per common share	$(142,658)	36,551	$(3.90)

Year Ended December 31, 2000
Basic net loss per common share	$(27,651)	33,147	$(0.83)
Effect of dilutive securities (stock options)	—	—	—

Diluted net loss per common share	$(27,651)	33,147	$(0.83)

        The effect of dilutive options excludes those stock options for which the impact would have been anti-dilutive based on the exercise price of the options. The number of options that were anti-dilutive at December 31, 2000, 2001, and 2002 were 7,773,884, 9,615,378 and 8,674,691, respectively, which represents all outstanding stock options as of December 31, 2000, 2001 and 2002, respectively, due to the net loss position of the Company.

Stock Repurchase Program

        During 2001, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its outstanding common stock for an aggregate purchase price not to exceed $5.0 million. As of December 31, 2002, the Company has repurchased 915,000 shares for an aggregate purchase price of $4.7 million.

15—Stock Option and Stock Purchase Plans

        The Company has stock option and stock purchase plans authorizing various types of stock option awards that may be granted to officers and employees. The following is a summary of all of the plans of the Company:

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

1993 Employee Stock Purchase Plan

        The 1993 Employee Stock Purchase Plan ("Purchase Plan") which was adopted by the Board of Directors in 1993 and amended by the Company's stockholders in 1996, permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 800,000 shares for the Purchase Plan. In March 1999, the Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Purchase Plan from 800,000 to 1,400,000 shares. For the years ended December 31, 2000, 2001 and 2002, 121,220, 295,087 and 271,114 shares, respectively, were issued under the Purchase Plan. As of December 31, 2002, 1,273,149 total shares have been issued under the Purchase Plan at prices ranging from $0.97 to $34.11 per share.

1993 Non-Employee Directors Stock Option Plan

        In October 1993, the Company's Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan") which provides for the purchase of up to 240,000 shares of common pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. In March 1996 the Board of Directors adopted and in May 1996 the Company's stockholders approved (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the

Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Plan and no further grants under the Directors Plan will be made after the adoption of the 2000 Plan. As of December 31, 2000, 280,000 shares had been granted at prices ranging from $2.44 to $24.63 per share. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan.

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

2000 Equity Incentive Plan

        In March 2000, the Company's Board of Directors adopted and in April 2000 the Company's stockholders approved the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company's common stock (collectively, "Stock Awards") to employees, non-employee directors and consultants. The aggregate number of shares which may be issued under the 2000 Plan is 2,500,000 plus any shares of the Company's common stock represented by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of non-statutory and incentive stock options may not be less than 50% and 100%, respectively, of the fair market value of the company's common stock on the date of grant.

        A summary of the transactions under all plans for the three years ended December 31, 2002 follows:

	Year Ended December 31, 2000		Year Ended December 31, 2001		Year Ended December 31, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,496,700	$5.74	7,773,884	$20.84	9,615,378	$15.51
Granted	3,871,627	36.38	3,096,190	5.07	1,730,554	3.91
Exercised	(1,274,287)	4.57	(134,551)	3.42	(86,977)	3.09
Forfeited or expired	(320,156)	13.27	(1,120,145)	25.73	(2,584,264)	23.84

Outstanding at end of period	7,773,884	20.84	9,615,378	15.51	8,674,691	10.84

Exerciseable at end of period	2,680,062	$5.80	4,782,355	$15.87	5,958,070	$12.85

        The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2002:

Range of Exercise Prices	Weighted Average Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Average Exercise Price
$1.10–$ 5.00	4,481,846	4.2	$3.21	2,227,081	$3.02
$5.01–$10.00	2,349,652	3.3	6.75	2,111,989	6.69
$10.01–$20.00	300,728	4.9	14.94	277,936	14.78
$20.01–$30.00	107,074	5.9	24.67	83,494	24.48
$30.01–$40.00	767,913	2.3	32.70	666,243	32.69
$40.01–$50.00	625,856	2.2	45.98	560,461	45.79
$50.01–$60.00	9,250	2.8	56.56	6,197	56.56
$60.01–$70.00	8,200	2.7	65.18	6,169	65.18
$70.01–$80.00	24,172	2.5	72.25	18,500	72.23

	8,674,691	3.7	10.84	5,958,070	12.85

Option Forfeiture

        On October 28, 2002, certain officers and members of upper management of the Company forfeited a total of 808,000 outstanding common stock options. These options were granted at various times from April 28 to October 13, 2000 at exercise prices ranging from $30.94 to $56.69. Upon the date of forfeiture, the fair value of the options was immaterial. The forfeited option shares will be used for future grants to the Company's employees in the ordinary course of business. Although some or all of the participants in this forfeiture may from time to time receive future grants in the ordinary course of business, there are no agreements, arrangements or obligations between the Company and these participants for subsequent option grants to these individuals.

16—Commitments and Contingencies

        The Company leases its current corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities under leases, which expire within one to five years. Rental expenses under all operating lease agreements in effect during December 31, 2000, 2001 and 2002 amount to approximately $2.7 million, $4.2 million and $4.5 million, respectively.

        The Company has various other facilities throughout North America, Europe and Asia that have short-term leases and act as sales offices. The Company believes that the existing facilities are adequate for its current needs and that suitable space will be available to meet future needs.

        At December 31, 2002, commitments under operating leases for minimum future payments consist of the following, of which $3.1 million of these future operating lease payments have been accrued as part of the Company's restructuring and other related charges and will not impact the Company's results of operations in future periods:

Year ending December 31,	(In thousands)
2003	$5,072
2004	4,831
2005	4,426
2006	4,467
2007	3,915
Thereafter	13,059

$35,770

        The Company is the defendant in an action by Connectel, LLC initially filed in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of the Company's products infringe upon two related United States patents owned by it and seeks injunctive relief and damages in an unspecified amount. The patents relate to a specific routing protocol. In December 2002, the parties participated in a Markman hearing before the Court, pursuant to which the Judge will construe certain patent claims. The Company is awaiting the Judge's opinion. The Company has reviewed the allegations with its patent counsel and believes that none of its products infringe upon the patents. The Company is defending the claim vigorously.

17—Segment and Geographic Information

        The Company primarily manages and reports its business internally on the basis of geographic area. The Company expanded its segment reporting in 2002 to include information specific to its three operating business units. These business units are comprised of the Voice Quality Systems ("VQS") business unit, the Network Solutions ("NS") business unit and the Platform Solutions ("PS") business unit. The VQS business unit consists of products and services related to the Company's voice quality enhancement and echo cancellation systems. The NS business unit consists of products and services related to the Company's personalized voice and data applications systems. The PS business unit consists of products and services related to the Company's systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing. For additional information, including a description of the Company's business, see Note 1. All intercompany revenues and expenses are eliminated in computing revenues and operating income and there are no inter-segment revenues. Assets are principally allocated based on specific identification. The following table presents the Company's revenues and total assets by business unit for the years indicated:

	VQS	NS	PS	Corporate	Total
	(In thousands)
Revenues:
2002	$28,905	$—	$73,788	$—	$102,693
2001	4,278	—	76,706	—	80,984
2000	—	—	134,612	—	134,612
Total assets:
2002	21,648	15,821	11,138	106,476	$155,083
2001	61,240	11,176	55,218	191,471	319,105
2000	—	—	146,049	352,729	498,778

        As of December 31, 2002 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The following table presents the Company's revenues, operating income (loss), total assets, long-lived assets, capital expenditures, and depreciation and amortization expense by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. "Rest of World" is made up primarily of Canada but also includes Latin America. For the years ended December 31, 2002, 2001 and 2000, the loss from operations for "Rest of World" includes impairment losses and acquisition related amortization expenses related to IML of $43.6 million, $84.0 million and $35.3 million, respectively.

	United States	Europe	Asia	Rest of World	Corporate	Total
	(In thousands)
Revenues:
2002	$61,686	$14,038	$23,391	$3,578	$—	$102,693
2001	47,720	13,403	14,234	5,627	—	80,984
2000	91,847	18,376	18,957	5,432	—	134,612
Income (loss) from operations:
2002	$(78,616)	$(8,858)	$12,286	$(44,918)	$—	$(120,106)
2001	(62,644)	(4,000)	5,632	(89,515)	—	(150,527)
2000	(9,674)	2,070	8,279	(35,993)	—	(35,318)
Total assets:
2002	$72,010	$10,664	$4,125	$2,735	$65,549	$155,083
2001	117,954	9,622	1,482	45,708	144,339	319,105
2000	74,168	13,773	1,879	126,089	282,869	498,778
Long-lived assets:
2002	$39,464	$723	$270	$1,272	$—	$41,729
2001	79,533	1,156	255	40,983	—	121,927
2000	17,996	1,458	282	119,460	—	139,196
Capital expenditures:
2002	$7,401	$51	$130	$91	$—	$7,673
2001	10,421	126	92	2,159	—	12,798
2000	8,776	1,050	143	510	—	10,479
Depreciation and amortization expense:
2002	$15,040	$603	$89	$1,800	$—	$17,532
2001	12,024	445	128	19,793	—	32,390
2000	7,802	524	108	13,686	—	22,120

18—Subsequent Events

        On January 29, 2003, the Company paid $1.1 million to extinguish $1.8 million face value of convertible debt. As a result, the Company wrote off $32,000 of unamortized debt issuance costs and recorded a gain of $688,000.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

VALUATION AND QUALIFYING ACCOUNTS

Schedule II

Column A	Column B	Column C	Column D	Column E
Allowance for doubtful accounts	Balance at beginning of year	Additions	Deductions (1)	Balance at end of year
12/31/00	$1,408,484	$433,073	$581,195	$1,260,362
12/31/01	$1,260,362	$882,200	$964,848	$1,177,714
12/31/02	$1,177,714	$122,623	$321,477	$978,860

(1)
Amounts include write-offs of accounts receivable deemed to be uncollectible.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The following table lists our executive officers and directors as of December 31, 2002:

Name	Age	Position
Robert P. Schechter	54	Chairman of the Board, President and Chief Executive Officer
Robert E. Hult	55	Senior Vice President of Finance and Operations, Chief Financial Officer and Treasurer
Clarke Ryan	48	Senior Vice President and General Manager, Voice Quality Systems
Gerrold Walker	52	Vice President and General Manager, Platform Solutions
R. Brough Turner	56	Senior Vice President of Technology
Alex N. Braverman	43	Vice President and Corporate Controller
Brian Demers	39	Vice President and General Manager, Network Solutions
William E. Foster	58	Director
Ofer Gneezy	51	Director
W. Frank King, Ph.D.	63	Director
Pamela D. A. Reeve	53	Director
Ronald W. White	62	Director

        Each member of our board of directors is elected at the annual meeting of stockholders and holds office for three years and until his or her successor is elected and qualified.

        Mr. Schechter has served as President and Chief Executive Officer of the Company since 1995 and as Chairman of the Board since 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation, and from 1980 to 1987 he was a partner of Coopers and Lybrand LLP. Mr. Schechter is also a director of MapInfo Corporation, a developer of location-based software services and solutions, and Moldflow Corporation, a provider of software solutions for optimizing the design and manufacture of plastic products.

        Mr. Hult joined NMS Communications as Vice President of Finance, Chief Financial Officer, and Treasurer in October 1998, and became Senior Vice President of Finance and Operations in April 1999. From 1996 to 1998 he held numerous positions at AltaVista Search Service (a division of Digital Equipment Corporation), most recently serving as Chief Operating Officer, Chief Financial Officer, and General Manager. He served Digital Equipment Corporation in a variety of financial executive positions from 1972 to 1995. Mr. Hult is also a director of Centra Software, a provider of enterprise software and services for real-time business communications and collaboration.

        Mr. Ryan joined NMS Communications in December 2001 as part of the acquisition of Lucent Technologies, Inc.'s ("Lucent") echo cancellation business. Mr. Ryan has over 25 years of experience in the telecommunications business and has held numerous positions within Lucent, including Chief Technical Officer of the Transmission Business Unit, Concept Center Director, and, most recently, Signal Processing Systems Director.

        Mr. Walker joined NMS Communications in December 1999 with more than 20 years of experience in technology industries. Originally, he held the position of Vice President of Services at NMS and became the Vice President and General Manager of Platforms Solutions in August 2002. Prior to joining NMS, Mr. Walker was Vice President and General Manager of SunExpress Europe, the

Sun MicroSystems after-market business unit. His career includes extensive experience in manufacturing operations, quality, and customer service operations management at Digital Equipment Corporation.

        Mr. Turner, a co-founder of NMS Communications, has served as our Senior Vice President of Technology since 1994. He served as Vice President of Operations from 1983 to 1994. Prior to co-founding NMS, Mr. Turner spent 13 years in engineering and engineering management at Digilab, Inc. and at Block Engineering, Inc., both subsidiaries of Bio-Rad Laboratories.

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

        Mr. Demers joined NMS Communications in 1997 as part of the acquisition of ViaDSP. At NMS, Mr. Demers is the General Manager and Vice President of NMS Communications' Network Solutions business. Prior to this role, Mr. Demers held an engineering management position at NMS with responsibility for product development. Mr. Demers has over 20 years experience in the telecom industry, including co-founding and serving as Vice President of Engineering at ViaDSP and holding various management and product development positions at companies including Lockheed/Sanders, M/A-COM and DSP Software Engineering.

        Mr. Foster began serving as a director of NMS Communications in July 2000. He has been, since 1997, a private investor. In 1980, Mr. Foster co-founded Stratus Computer, Inc., a manufacturer of fault-tolerant computer systems and served as its Chairman and Chief Executive Officer until 1997. Prior to 1980, Mr. Foster spent 14 years in the computer industry, serving as Vice President of Software for Data General Corporation and in management and technical positions with Hewlett Packard Company. Mr. Foster is a director of several privately held companies.

        Mr. Gneezy began serving as a director of NMS Communications in July 2000. He was a co-founder, and has been, since 1997, President, Chief Executive Officer and a director of iBasis, Inc., a provider of Internet-based communications services for international carriers. From 1994 to 1996, Mr. Gneezy served as President of Acuity Imaging, Inc., a multinational company focused on the industrial automation industry. From 1980 to 1994, he was an executive of Automatix Inc. (a predecessor to Acuity Imaging), an industrial automation company, most recently serving as its President and Chief Executive Officer.

        Dr. King has served as a director of NMS Communications since 1997. He has been, since November 1998, a private investor. From 1992 to 1998, he was Chief Executive Officer and a director of PSW Technologies, Inc., a provider of software services. From 1988 to 1992, Dr. King was a Senior Vice President of Development of Lotus Development Corporation and for the previous 19 years has served in various positions with IBM Corporation, including his last position as Vice President Development for the entry system division. He is a director of eOn Communications Corporation, formerly known as Cortelco Systems, Inc., a provider of telecommunications applications; Concero, formerly known as PSW Technologies, Inc., Perficient, Inc., a provider of virtual professional services organizations to Internet software companies; iBasis, Inc., a provider of Internet telephony services and Aleri, Inc., a provider of data analytic software.

        Ms. Reeve has served as a director of NMS Communications since 1997. She has served, since 1993, as Chief Executive Officer and a director and, from 1989 to 1993, as President, Chief Operating Officer and a director of Lightbridge, Inc., a provider of products and services which enable wireless telecommunications carriers to improve customer acquisition and retention processes. From 1978 to 1989, she was with The Boston Consulting Group, a management consulting firm. Ms. Reeve is a director of American Tower Corporation, a provider of infrastructure facilities and services to the wireless, Internet and broadcasting industries.

        Mr. White has served as a director of NMS Communications since 1988. Since 2002, he has been a consultant and private investor. From 1997 until 2002, he was a partner of Argo Global Capital, a venture capital firm. From 1983 until 2002, he was a partner of Advanced Technology Development Fund, also a venture capital firm. Mr. White is a director of several privately held companies.

Item 11.    Executive Compensation.

        The information appearing under the caption "Executive Compensation" (other than the information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Stockholder Return") of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 24, 2003 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" and "Equity Compensation Plans" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held April 24, 2003 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        The Company does not have any relationships, nor was it a party to any transaction, requiring disclosure under Item 404 of Regulation S-K.

Item 14.    Controls and Procedures.

A.    Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

B.    Changes in Internal Controls

        There were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A)(1) FINANCIAL STATEMENTS

The following are included in Part II of this report:

        Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2002.
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 2001 and 2002.
Consolidated Statements of Cash Flow for the Years Ended December 31, 2000, 2001 and 2002.
Notes to the Consolidated Financial Statements.

(A)(2) FINANCIAL STATEMENT SCHEDULES

The following are included on the indicated pages of this report:

Page No.
Report of Independent Accountants on Schedule	43
Schedule II Valuation and Qualifying Accounts	79

        Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(A)(3) EXHIBITS

        The Exhibit Index, appearing after the signature page on sequentially numbered page 87, is incorporated herein by reference.

(B) REPORTS ON FORM 8-K

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

Signature	Title	Date

/s/ ROBERT P. SCHECHTER Robert P. Schechter	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2003
/s/ ROBERT E. HULT Robert E. Hult	Senior Vice President of Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 25, 2003
/s/ ALEX N. BRAVERMAN Alex N. Braverman	Vice President and Corporate Controller (Chief Accounting Officer)	March 25, 2003
/s/ WILLIAM E. FOSTER William E. Foster	Director	March 25, 2003
/s/ OFER GNEEZY Ofer Gneezy	Director	March 25, 2003
/s/ W. FRANK KING, PH.D. W. Frank King, Ph.D.	Director	March 25, 2003
/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	March 25, 2003
/s/ RONALD W. WHITE Ronald W. White	Director	March 25, 2003

Certifications

I, Robert P. Schechter, certify that:

1.
I have reviewed this annual report on Form 10-K of NMS Communications Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Robert P. Schechter

Robert P. Schechter
Chief Executive Officer

I, Robert E. Hult, certify that:

1.
I have reviewed this annual report on Form 10-Q of NMS Communications Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Robert E. Hult

Robert E. Hult
Chief Financial Officer

EXHIBIT INDEX

        The Company will furnish to any stockholder who so requests, a copy of this Annual Report on Form 10-K, as amended, including a copy of any exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed its cost of furnishing such exhibit.

No.	Title
1.1*	Convertible Debt Underwriting Agreement dated as of October 5, 2000 by and among the Registrant and each of Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Dain Rauscher Incorporated (filed with the Registrant's Form 8-K dated October 12, 2000).
2.6*	Merger Agreement dated as of May 18, 2000 by and among the Registrant, NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (filed with the Registrant's Form 8-K dated July 20, 2000).
2.7*	Asset Purchase Agreement, dated October 15, 2001, by and between the Registrant and Lucent Technologies, Inc. (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2001).
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-K for the year ended December 31, 1995).
3.2*	By-laws of Registrant, as amended (filed with Registrant's registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 8-K dated May 4, 2001).
4.1*	Specimen Certificate for the Common Stock (filed with Registrant's registration statement on Form S-1 (#33-72596)).
4.2*	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).
4.3*	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).
4.4*	Form of Global Note (filed with the Registrant's Form 8-K dated October 12, 2000).
10.11#*	1989 Stock Option and Stock Purchase Plan, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
10.12#*	1993 Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.13#*	1993 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.14#*	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.19#*	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.20*	Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant's Form 10-K for the year ended December 31, 1996).
10.23#*	2000 Equity Incentive Plan (filed with Registrant's registration statement on Form S-8 (333-40940)).

10.24*	Loan and Security Agreement dated May 14, 1999 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).
10.25*	First Loan Modification Agreement dated March 8, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).
10.26*	Second Loan Modification Agreement dated September 15, 2000 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2000).
10.27*	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant's Form 10-Q for the quarter ended March 31, 2001).
10.28*	Third Loan Modification Agreement dated August 30, 2001 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2001).
10.29*	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (filed with the Registrant's Form 8-K dated December 14, 2001).
10.30*	Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent's Echo Cancellation Business (filed with the Registrant's Form 8-K dated December 14, 2001).
10.31*	Fourth Loan Modification Agreement dated November 5, 2002 between the Registrant and Silicon Valley Bank (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2002).
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
25.1*	Form T-1 Statement of Eligibility of State Street Bank and Trust Company to act as trustee under the Indenture (filed with the Registrant's Form 8-K dated October 12, 2000).
99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the registration statement or report indicated.

#
Management contract or compensatory plan or arrangement.

QuickLinks

PART I
Report of Independent Accountants
NMS Communications Corporation Consolidated Balance Sheets
NMS Communications Corporation Consolidated Statements of Operations
NMS Communications Corporation Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
PART III
PART IV
Signatures
Certifications
EXHIBIT INDEX