Form 10-Q
period 2003-03-31
NMS COMMUNICATIONS CORP
filed 2003-04-29
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES  ☒          NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).      YES  ☒          NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,203,126 shares of Common Stock, $.01 par value, outstanding at April 15, 2003.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$54,108	$56,768
Marketable securities	23,970	29,056
Accounts receivable, net of allowance for doubtful accounts of $1,005 and $979, respectively	7,039	8,617
Inventories	8,018	10,170
Prepaid expenses and other current assets	5,393	6,185

Total current assets	98,528	110,796

Property and equipment, net of accumulated depreciation and amortization of $29,380 and $26,752, respectively	16,296	17,955
Other long-term assets	2,421	2,558
Goodwill and indefinite-lived intangible assets	10,279	10,279
Other intangible assets, net	12,315	13,495

Total assets	$139,839	$155,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,212	$6,496
Accrued expenses and other liabilities	13,771	15,337

Total current liabilities	18,983	21,833

Long-term debt, less current portion	67,267	69,067

Stockholders’ equity	53,589	64,183

Total liabilities and stockholders’ equity	$139,839	$155,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002

Revenues	$20,812	$28,217

Costs of revenues	10,885	15,445

Gross profit	9,927	12,772

Operating expenses:
Selling, general and administrative	11,207	16,564
Research and development	8,756	9,781
Restructuring and other related charges	887	—
Total operating expenses	20,850	26,345

Operating loss	(10,923)	(13,573)

Other income (expense), net	(735)	214

Loss before income taxes	(11,658)	(13,359)

Income tax expense (benefit)	(74)	167

Net loss	$(11,584)	$(13,526)

Basic and diluted loss per common share	$(0.32)	$(0.37)

Weighted average basic and diluted shares outstanding	36,203	36,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flow from operating activities:
Net loss	$(11,584)	$(13,526)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,182	6,169
Gain on extinguishment of debt	(688)	(1,182)
Foreign exchange translation gain on intercompany debt	—	(200)
Changes in assets and liabilities:
Accounts receivable	1,631	(3,523)
Inventories	2,154	4,597
Prepaid expenses and other assets	846	(1,835)
Accounts payable	(1,294)	1,269
Accrued expenses and other liabilities	(1,630)	1,422
Net cash used in operating activities	(6,383)	(6,809)
Cash flow from investing activities:
Additions to property and equipment	(767)	(1,893)
Purchases of marketable securities	(23,844)	(35,001)
Proceeds from the maturity of marketable securities	29,000	76,939
Net cash provided by investing activities	4,389	40,045
Cash flow from financing activities:
Repurchase of common stock	—	(2,563)
Repurchase of long-term debt	(1,106)	(2,214)
Proceeds from issuance of common stock	—	234
Net cash used in financing activities	(1,106)	(4,543)
Effect of exchange rate changes on cash	440	90
Net (decrease) increase in cash and cash equivalents	(2,660)	28,783
Cash and cash equivalents, beginning of period	56,768	84,010
Cash and cash equivalents, end of period	$54,108	$112,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

A.            BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2003 and the condensed consolidated statements of operations and cash flows for the three month periods ending March 31, 2003 and 2002 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).

In the opinion of management, all adjustments, which are of a normal recurring nature and necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived and intangible assets, income taxes, restructuring and other related charges, and accounting for acquisitions.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The operating results for the three month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

B.            STOCK OPTION AND STOCK PURCHASE PLANS

In the condensed consolidated financial statements, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. All options granted under the various plans administered by the Company have a vesting life not to exceed four years, and these options have an expiration date of up to ten years from the date of grant.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation,” the fair value of each stock-based award granted by the Company has been estimated on the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net loss and basic and diluted loss per common share as if the fair value method prescribed in FAS No. 123 had been applied to the Company’s stock option plan and recorded in the consolidated financial statements:

	Three months ended March 31,
(in thousands, except per share data)	2003	2002
Net loss, as reported	$(11,584)	$(13,526)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	399	1,442
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1,529)	(9,815)
Pro forma net loss	(12,714)	(21,899)
Loss per share:
Basic and diluted net loss per common share, as reported	$(0.32)	$(0.37)
Basic and diluted net loss per common share, pro forma	$(0.35)	$(0.61)

C.            BUSINESS AND CREDIT CONCENTRATION

At March 31, 2003, two customers, Lucent Technologies, Inc. (“Lucent”) and a channel partner in the United States of America, represented 13.5% and 20.3%, respectively, of the Company’s outstanding net accounts receivable balance and 12.0% and 17.5%, respectively, of the Company’s revenues for the three months ended March 31, 2003.

At March 31, 2002, Lucent represented 43.2% of the Company’s outstanding net accounts receivable balance and sales to Lucent comprised 35.5% of the Company’s revenues for the three months ended March 31, 2002.

D.            GOODWILL AND INTANGIBLE ASSETS

The following schedule details the carrying value of goodwill, indefinite-lived intangible assets and amortizable intangible assets as of March 31, 2003 and December 31, 2002.

(In thousands)	March 31, 2003	December 31, 2002

Goodwill and indefinite-lived intangible assets
Goodwill	$10,173	$10,173
Indefinite-lived intangible assets	106	106
Total goodwill and indefinite-lived intangible assets	$10,279	$10,279

Amortizable intangible assets
Acquired completed technology	$11,173	$11,173
Supply agreement	9,323	9,323
Trademarks and tradenames	143	143
Licenses and patents	697	685
Gross amortizable intangible assets	21,336	21,324

Accumulated amortization
Acquired completed technology	(3,415)	(2,909)
Supply agreement	(4,984)	(4,333)
Trademarks and tradenames	(43)	(36)
Licenses and patents	(579)	(551)
Total accumulated amortization	(9,021)	(7,829)

Total amortizable intangible assets, net	$12,315	$13,495

The decrease in the net carrying value of amortizable intangible assets from December 31, 2002 to March 31, 2003 is due to amortization expense of $1.2 million. Current estimated intangible asset amortization expense is expected to be $3.5 million, $4.5 million, $1.9 million, $1.3 million and $1.1 million for the remainder of fiscal 2003 and for the years ended December 31, 2004, 2005, 2006 and 2007, respectively.

E.              EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share (EPS) computations for net loss (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2003		2002
	Loss	Per Share Amount	Loss	Per Share Amount

Basic and Diluted EPS
Net loss	$(11,584)	$(0.32)	$(13,526)	$(0.37)

Weighted average basic and diluted shares outstanding		36,203		36,102

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive for the three months ended March 31, 2003 and 2002 were 8,427,735 and 9,279,255, respectively, which represents all outstanding stock options as of March 31, 2003 and 2002 due to the net loss position of the Company.

F.              RESTRUCTURING AND OTHER RELATED CHARGES

In an effort to further reduce future operating expenses, the Company initiated additional restructuring efforts during the first quarter of 2003 that resulted in restructuring and other related charges of $887,000. These charges consist of $799,000 of involuntary severance related costs and $88,000 of lease termination costs.

Involuntary severance related costs of $799,000 resulted from the elimination of approximately 65 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January and April of 2003. These terminations consist primarily of engineering and sales positions, but also include manufacturing and administrative positions. At March 31, 2003, the remaining accrued balance for this charge was approximately $648,000 and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.” The Company expects to liquidate the remaining accrued balance during 2003.

At December 31, 2002, the Company had been leasing a facility in Schaumburg, Illinois that was no longer being occupied. On January 31, 2003, the Company entered into a lease termination agreement with the landlord of the facility and paid $1.5 million to the landlord to completely terminate any future rights or obligations under the lease. At December 31, 2002 the Company had accrued a total of $1.4 million related to the termination of this lease. The $88,000 excess payment amount over the established accrual was recorded as restructuring and other related charges in the quarter ended March 31, 2003.

The following table sets forth restructuring and other related charges accrual activity during the first three months of 2003:

(in thousands)	Employee Related	Facility Related	Other	Total
Restructuring accrual balance at December 31, 2002	$800	$3,134	$399	$4,333
Restructuring and other related charges	799	88	—	887
Cash payments	(782)	(1,621)	(96)	(2,499)
Restructuring accrual balance at March 31, 2003	$817	$1,601	$303	$2,721

G.            INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of March 31, 2003 and December 31, 2002 were comprised of the following:

(In thousands)	March 31, 2003	December 31, 2002

Raw materials	$3,514	$4,026
Work in process	815	1,715
Finished goods	3,689	4,429
	$8,018	$10,170

H.            SEGMENT INFORMATION

The Company expanded its segment reporting in the first quarter of 2003 to include information specific to a fourth operating business unit, Network Infrastructure. The Company’s business units are now comprised of the Voice Quality Systems (“VQS”) business unit, the Platform Solutions (“PS”) business unit, the Network Solutions (“NS”) business unit and the Network Infrastructure (“NI”) business unit. The VQS business unit consists of products and services related to the Company’s voice quality enhancement and echo cancellation systems. The PS business unit consists of products and services related to the Company’s systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing. The NS business unit consists of products and services related to the Company’s personalized voice and data applications systems. The NI business unit consists of the Company’s wireless access gateway product, AccessGate 500.  Assets associated with the NI business unit are immaterial for all periods presented.

The following table presents the Company’s revenues and operating loss by business unit and by geographic segment. The Company has not recorded any revenues for the NS or NI business units as the systems and products related to these business units are either in the development or trial phase. Corporate operating loss includes amortization charges related to acquired intangibles, acquisition related charges and restructuring charges.

(In thousands)	Three Months ended March 31,
	2003	2002
Revenues by business unit
Platform Solutions	$15,716	$18,051
Voice Quality Systems	5,096	10,166
Network Solutions	—	—
Network Infrastructure	—	—
Total revenues	$20,812	$28,217

Operating income (loss) by business unit
Platform Solutions	$1,580	$2,948
Voice Quality Systems	(1,365)	186
Network Solutions	(4,161)	(4,549)
Network Infrastructure	(1,089)	(924)
Corporate	(5,888)	(11,234)
Total operating loss	$(10,923)	$(13,573)

Revenues by geographic area
North America	$11,569	$20,735
Europe	4,316	3,315
Asia	4,607	3,954
Rest of World	320	213
Total revenues	$20,812	$28,217

Operating income (loss) by geographic area
North America	$(12,630)	$(15,043)
Europe	(726)	(615)
Asia	2,181	1,908
Rest of World	252	177
Total operating loss	$(10,923)	$(13,573)

I.                 COMPREHENSIVE LOSS

The following table represents the Company’s comprehensive loss for the stated periods.

(In thousands)	Three Months ended March 31,
	2003	2002

Net loss	$(11,584)	$(13,526)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	590	(276)
Change in market value of available for sale securities	—	(146)
Comprehensive loss	$(10,994)	$(13,948)

J.              LONG-TERM DEBT

In the first quarter of 2003, the Company paid $1.1 million to extinguish $1.8 million face value of convertible debt.  As a result, the Company recorded $32,000 of unamortized debt issuance costs as interest expense and recorded a gain of $688,000 as other income.

In the first quarter of 2002, the Company paid $2.2 million to extinguish $3.4 million face value of convertible debt.  As a result, the Company recorded $84,000 of unamortized debt issuance costs as interest expense and recorded a gain of $1.2 million as other income.

K.            COMMITMENTS AND CONTINGENCIES

The Company is the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of the Company’s products infringe upon two related United States patents owned by it and seeks injunctive relief and damages in an unspecified amount. The patents relate to a specific routing protocol. In December 2002, the parties participated in a Markman hearing before the Court, pursuant to which the Judge will construe certain patent claims. We are awaiting the Judge’s opinion. The Company has reviewed the allegations with its patent counsel and believes that none of its products infringe upon the patents. Accordingly, the Company has not recorded any liability in the financial statements. The Company is defending the claim vigorously.

The company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the company, under which the company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain IP rights, specified environmental matters, and certain income taxes. In each of these circumstances, payment by the company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the company to challenge the other party’s claims. Further, the company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the company may have recourse against third parties for certain payments made by the company.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the company under these agreements did not have a material effect on the company’s business, financial condition or results of operations. The company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on the company’s business, financial condition or results of operations.

L.             RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. The Company currently does not have any interests, the accounting for which would change under the provisions of FIN No. 46 or require additional disclosures.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company’s results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair value. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on its results of operations or financial condition.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 addresses accounting for restructuring and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. FAS No. 146 is effective for restructuring activities initiated after December 31, 2002. The Company’s adoption of FAS No. 146 on January 1, 2003 affected the timing and measurement of restructuring and other related charges recorded in the first quarter of 2003.

In April 2002 the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from debt extinguishment are classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements. FAS No. 145 became effective for the Company beginning January 1, 2003. Upon adoption of FAS No. 145, the Company began recording the gains realized upon extinguishment of debt as a component of non-operating income and restated prior periods to reflect the adoption of this new standard. Net loss for all periods presented was not affected as a result of the adoption.

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

During the first quarter of 2003, we continued the repositioning of our business to offer systems as well as system building blocks to our customers. The success of this repositioning is dependent upon, among other things, our ability to effect major changes in our prior sales, marketing and sourcing strategies. To support our repositioning, we have several initiatives underway; the effectiveness of which will affect our future operating results. We are increasing our dependence on a direct sales force to penetrate new customers for our systems offerings, including the creation of a sales force to penetrate wireless service providers. We have also begun to leverage our existing supplier relationships and to develop a broader network of strategic partners to support our systems-level product offerings. There can be no assurance that we will be successful at implementing these changes and the failure to achieve success with one or more of these initiatives could result in reduced revenues and/or increased expenses. In addition, there can be no assurance that our repositioning, even if fully implemented, will have a positive effect on our financial results or operations.

We expanded our segment reporting in the first quarter of 2003 to include information specific to a fourth operating business unit, Network Infrastructure. Our business units are now comprised of the Voice Quality Systems (“VQS”) business unit, the Platform Solutions (“PS”) business unit, the Network Solutions (“NS”) business unit and the Network Infrastructure (“NI”) business unit. The VQS business unit consists of products and services related to our voice quality enhancement and echo cancellation systems. The PS business unit consists of products and services related to our systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing. The NS business unit consists of products and services related to our personalized voice and data applications systems. The NI business unit consists of our wireless access gateway product, AccessGate 500, that dramatically lowers carriers’ operating expenses in Time Division Multiple Access (TDMA), Global System for Mobile (GSM) Communications and 3G networks by reducing the number of radio access network leased lines through advanced optimization techniques, without affecting call quality.

In an effort to further reduce future operating expenses, we initiated additional restructuring efforts during the first quarter of 2003 that resulted in restructuring and other related charges of $887,000. These charges consist of $799,000 of involuntary severance related costs and $88,000 of lease termination costs.

In January 2003, we paid $1.1 million to extinguish $1.8 million face value of convertible debt. As a result, we recorded a gain of $688,000 as other income.

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

Total company revenues of $20.8 million for the three months ended March 31, 2003 (“2003”) decreased 26.2% from $28.2 million for the three months ended March 31, 2002 (“2002”). PS revenues of $15.7 million for the three months ended March 31, 2003 decreased 12.9% from $18.1 million for the three months ended March 31, 2002. VQS revenues of $5.1 million for the three months ended March 31, 2003 decreased 49.9% from $10.2 million for the three months ended March 31, 2002. The decrease across both business units is primarily attributable to continued softness in capital spending by enterprise as well as telecommunications companies due to the continuing economic slowdown affecting North America.

Revenues from customers located outside of North America of $9.2 million for the three months ended March 31, 2003 increased 23.5% from $7.5 million for the three months ended March 31, 2002 and represented 44.4% and 26.5% of revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in sales to customers located outside of North America was primarily due to sales volume increases in both Europe and Asia.

Revenues from Lucent, our primary reseller to network operators, represented 12.0% and 35.5% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

The levels of revenue we will be able to achieve in the future will depend to a great extent upon how long the current broad-based, worldwide economic slowdown continues. Future revenues will also depend on the success of current product development and our ability to bring those products to market.

Gross Profit

Our costs of revenues consist primarily of product cost, cost of services provided to our customers, overhead associated with testing and fulfillment operations and the amortization of acquired completed technology.  Gross profit for the three months ended March 31, 2003 of $9.9 million decreased 22.3% from $12.8 million for the three months ended March 31, 2002, and represented 47.7% and 45.3% of revenues for 2003 and 2002, respectively.

Included in costs of revenues for the three months ended March 31, 2003 are $431,000 of completed technology amortization related to the VQS and MMI acquisitions.  Excluding this item from costs of revenues would yield a gross margin of 49.8% for the quarter ended March 31, 2003.

Included in costs of revenues for the three months ended March 31, 2002 are $804,000 of completed technology amortization related to the IML and VQS acquisitions and $1.2 million inventory fair value adjustment related to the VQS acquisition. Excluding these items from costs of revenues would yield a gross margin of 52.2% for the three months ended March 31, 2002.

Excluding the items described above, the decrease in gross margin for the three months ended March 31, 2003 compared to 2002 is primarily due to an increase in per unit allocated overhead costs and a less favorable sales mix of products.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses.  Selling, general and administrative expenses of $11.2 million for the three months ended March 31, 2003 decreased 32.3% from $16.6 million for the three months ended March 31, 2002, and represented 53.8% and 58.7% of total revenues for the three months ended March 31, 2003 and 2002, respectively. The primary reason for the decrease in selling, general and administrative expense is the realization of cost reductions implemented during 2002. Additionally, amortization of intangible assets and non-cash compensation expense related to the IML and VQS acquisitions decreased due to impairment charges taken during 2002.

Included in selling, general and administrative expense for the three months ended March 31, 2003 are $651,000 of amortization of intangible assets related to the VQS acquisition and $399,000 of non-cash compensation expense related to the VQS and IML acquisitions.

Included in selling, general and administrative expense for the three months ended March 31, 2002 are $1.4 million of amortization of intangible assets related to the VQS and IML acquisitions and $1.5 million of non-cash compensation expense related to the VQS, IML and Mobilee acquisitions.

As we continue to strive towards a return to profitability, although we expect selling, general and administrative expenses to vary based on the levels of revenue we are able to achieve on a quarterly basis, we generally expect it to decrease as a percentage of sales.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.  These costs are expensed as incurred.  Research and development expenditures of $8.8 million for the three months ended March 31, 2003 decreased 10.5% from $9.8 million for the three months ended March 31, 2002, and were 42.1% and 34.7% of total revenues for 2003 and 2002, respectively. The decrease was primarily due to the realization in 2003 of cost reductions implemented in 2002. As we continue to strive towards a return to profitability, although we expect research and development expenses to vary based on the levels of revenue we are able to achieve on a quarterly basis, we generally expect it to decrease as a percentage of sales.

Restructuring and Other Related Charges

In an effort to further reduce future operating expenses, we initiated additional restructuring efforts during the first quarter of 2003 that resulted in restructuring and other related charges of $887,000. These charges consist of $799,000 of involuntary severance related costs and $88,000 of lease termination costs.

Involuntary severance related costs of $799,000 resulted from the elimination of approximately 65 positions at our facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January and April of 2003. These terminations consist primarily of engineering and sales positions, but also include manufacturing and administrative positions.

At December 31, 2002, we had been leasing a facility in Schaumburg, Illinois that we were no longer occupying. On January 31, 2003, we entered into a lease termination agreement with the landlord of the facility and paid $1.5 million to the landlord to completely terminate any future rights or obligations under the lease. At December 31, 2002 we had accrued a total of $1.4 million related to the termination of this lease. The $88,000 excess payment amount over the established accrual was recorded as restructuring and other related charges in the quarter ended March 31, 2003.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest expense, interest income, gains realized on the repurchase of convertible debt and foreign currency translation gains and losses. For the three months ended March 31, 2003 and 2002, other income (expense) was ($735,000) and $214,000, respectively.

Included in other income and expense for 2003 is $958,000 of interest expense, $240,000 of interest income, $115,000 of amortization of convertible debt issuance costs, $590,000 net foreign currency translation loss and $688,000 gain realized on the repurchase of convertible debt.

Included in other income and expense for 2002 is $1.6 million of interest expense, $781,000 of interest income, $211,000 of amortization of convertible debt issuance costs, $200,000 foreign currency translation gain generated on the intercompany debt related to the IML transaction, and $1.2 million gain realized on the repurchase of convertible debt.

The decrease in interest expense in 2003 compared to 2002 is due to the repurchase $56.0 million face value of convertible debt during the last three quarters of 2002. The decrease in interest income in 2003 compared to 2002 is due to the decrease in our cash, cash equivalents and marketable securities over the last three quarters of 2002 which was the result of the repurchase of the convertible debt and sustained operating losses.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2003 and 2002 was ($74,000) and $167,000, respectively. Income tax expense is primarily due to state and foreign taxes. In the first quarter of 2003, this expense was off set by a tax benefit of $263,000 recorded as the result of a refund received from the U.S. government related to legislation that allowed for the extension of the federal carryback period.

For U.S. federal income tax purposes we have net operating loss carryforwards available to reduce taxable income of approximately $126.0 million at December 31, 2002 which may be subject to limitation pursuant to Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also have a foreign net operating loss carryforward of approximately $22.6 million at December 31, 2002.

We have $4.4 million of tax credits which are composed of federal research and development credits and state and local credits. These credits begin to expire in 2003.  We believe that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation allowance has been established.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, our principal sources of liquidity included cash and cash equivalents of $54.1 million and marketable securities of $24.0 million.  We also have access to a bank line of credit for working capital purposes that was established in May 1999 and amended on November 5, 2002. The current amendment provides for a $10.0 million line of credit, with $5.0 million of this credit facility available to us at any time and the remaining $5.0 million available to us based on a borrowing base calculation.  Borrowings under our line of credit bear interest at the bank’s floating rate of prime (4.25% as of March 31, 2003). We are subject to certain covenants under the agreement. These covenants require the maintenance of a specific equity ratio, timely financial reporting to the bank and the maintenance of $10 million minimum balance depository and operating accounts with the bank. As of March 31, 2003, we were in compliance with all covenants related to this line of credit. This credit agreement is subject to renewal on May 13, 2003.

We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in our Form 10-K for the year ended December 31, 2002, nor do we have any transactions, arrangements or other relationships with any special purpose entities.

We believe that our available cash, cash equivalents, marketable securities and bank line of credit will be sufficient to meet our operating expenses, capital requirements and contractual obligations for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot provide assurance that additional funding will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive to our earnings. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the introduction of new products and potential acquisitions of related business or technology.

Cash used in operations for the three months ended March 31, 2003 and 2002 was $6.4 million and $6.8 million, respectively. We incurred a net loss of $11.6 million and $13.5 million in 2003 and 2002, respectively. Included in net income for the three months ended March 31, 2003 and 2002 are $4.2 million and $6.1 million, respectively, of non-cash charges for depreciation and amortization of property and equipment, amortization of intangible assets and amortization of deferred stock compensation expense. We also realized gross gains on the extinguishment of long-term debt of $688,000 and $1.2 million in 2003 and 2002, respectively. The change in our working capital generated positive cash flow of $1.7 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively.

Cash provided by investing activities for the three months ended March 31, 2003 and 2002 was $4.4 million and $40.0 million, respectively. Cash was used in 2003 and 2002 for purchases of property and equipment of $767,000 and $1.9 million, respectively. In 2003, we purchased additional marketable securities totaling $23.8 million and received proceeds from the maturity of marketable securities of $29.0 million. In 2002, we purchased additional marketable securities totaling $35.0 million and received proceeds from the maturity of marketable securities of $76.9 million. We expect capital expenditures in 2003 will approximate $6.7 million, principally for testing equipment, development equipment and computer hardware and software.

Cash used in financing activities in 2003 and 2002 was $1.1 million and $4.5 million, respectively.  In 2003, we used cash of $1.1 million to extinguish $1.8 million face value of convertible debt. In 2002, we used cash of $2.2 million to extinguish $3.4 million face value of convertible debt and $2.6 million to purchase 450,000 shares of our common stock through our stock repurchase plan, while cash of $234,000 was provided by the exercise of common stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. We currently do not have any interests, the accounting for which would change under the provisions of FIN No. 46 or require additional disclosures.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on our results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair value. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 addresses accounting for restructuring and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. FAS No. 146 is effective for restructuring activities initiated after December 31, 2002. Our adoption of FAS No. 146 on January 1,

2003 affected the timing and measurement of restructuring and other related charges recorded in the first quarter of 2003.

In April 2002 the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. FAS No. 145 rescinds FAS No. 4 and FAS No. 64, which was an amendment to FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from debt extinguishment are classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” FAS No. 145 also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Additionally, FAS No. 145 rescinds FAS No. 44 as it is no longer necessary and makes technical corrections to existing pronouncements. FAS No. 145 became effective for us beginning January 1, 2003. Upon adoption of FAS No. 145, we began recording the gains realized upon extinguishment of debt as a component of non-operating income and restated prior periods to reflect the adoption of this new standard. Net loss for all periods presented was not affected as a result of adoption.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will likely result”, “the company expects”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a continued slowdown in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors and other risks.  These and other risks are detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including in Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2002.  The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from its exposure as provided in the Company’s 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business.  We have no material legal proceedings currently pending, except as described below:

We are the defendant in an action by Connectel, LLC initially filed in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of our products infringe upon two related United States patents owned by it and seeks injunctive relief and damages in an unspecified amount. The patents relate to a specific routing protocol. In December 2002, the parties participated in a Markman hearing before the Court, pursuant to which the Judge will construe certain patent claims. We are awaiting the Judge’s opinion. We have reviewed the allegations with our patent counsel and believe that none of our products infringe upon the patents. We are defending the claim vigorously.

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

10.30 *

Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent's Echo Cancellation Business (filed with the Registrant’s Form 8-K dated December 14, 2001).

10.31 *	Fourth Loan Modification Agreement dated November 5, 2002 between the Registrant and Silicon Valley Bank (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

99.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Previously filed with the registration statement or report indicated.

#  Management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: April 29, 2003	By:	/s/	Robert P. Schechter
Robert P. Schechter
President and Chief Executive Officer And Chairman of the Board of Directors

Dated: April 29, 2003	By:	/s/	Robert E. Hult
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

April 29, 2003

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

April 29, 2003

/s/ Robert E. Hult
Robert E. Hult
Chief Financial Officer