Form 10-Q
period 2003-06-30
NMS COMMUNICATIONS CORP
filed 2003-08-14
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              YES  ☒         NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934)                YES  ☒              NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,296,433 shares of Common Stock, $.01 par value, outstanding at July 31, 2003.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$58,447	$56,768
Marketable securities	11,955	29,056
Accounts receivable, net of allowance for doubtful accounts of $1,029 and $979, respectively	7,279	8,617
Inventories	7,536	10,170
Prepaid expenses and other assets	5,188	6,185
Total current assets	90,405	110,796

Property and equipment, net of accumulated depreciation and amortization of $27,607 and $26,752, respectively	9,051	17,955
Other assets	2,493	2,558
Goodwill	—	10,279
Other intangible assets, net	—	13,495
Total assets	$101,949	$155,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,889	$6,496
Accrued expenses and other liabilities	12,692	15,337
Total current liabilities	16,581	21,833

Long-term debt, less current portion	67,267	69,067

Stockholders’ equity	18,101	64,183
Total liabilities and stockholders’ equity	$101,949	$155,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$21,079	$29,187	$41,891	$57,404

Cost of revenues	16,933	17,233	27,818	32,678

Gross profit	4,146	11,954	14,073	24,726

Operating expenses:
Selling, general and administrative	9,845	16,323	21,051	32,887
Research and development	8,209	10,956	16,965	20,737
Restructuring and other related charges	3,047	—	3,934	—
Impairment charges	18,320	36,400	18,320	36,400
Total operating expenses	39,421	63,679	60,270	90,024

Operating loss	(35,275)	(51,725)	(46,197)	(65,298)

Other income (expense), net	(1,350)	9,876	(2,085)	10,090

Loss before income taxes	(36,625)	(41,849)	(48,282)	(55,208)

Income tax (benefit) expense	38	(806)	(36)	(639)

Net loss	$(36,663)	$(41,043)	$(48,246)	$(54,569)

Basic and diluted loss per common share	$(1.01)	$(1.14)	$(1.33)	$(1.51)

Weighted average basic and diluted shares outstanding	36,266	36,033	36,235	36,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002
Cash flow from operating activities:
Net loss	$(48,246)	$(54,569)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,771	12,321
Write-off of debt issuance cost	32	643
Gain on extinguishment of debt	(688)	(8,790)
Loss on impairment of goodwill and other intangibles	21,702	39,301
Loss on impairment of fixed assets	5,960	—
Foreign exchange translation gain on intercompany debt	—	(3,786)
Changes in assets and liabilities:
Accounts receivable	1,443	(403)
Inventories	2,636	5,201
Prepaid expenses and other assets	1,060	(1,456)
Accounts payable	(3,416)	(65)
Accrued expenses and other liabilities	(2,034)	(1,064)
Net cash used in operating activities	(13,780)	(12,667)
Cash flow from investing activities:
Additions to property and equipment	(1,656)	(3,974)
Purchases of marketable securities	(23,844)	(80,003)
Proceeds from the maturity of marketable securities	41,070	76,939
Cash paid for acquisitions, net of cash acquired	—	(2,994)
Net cash provided by (used in) investing activities	15,570	(10,032)
Cash flow from financing activities:
Repurchase of common stock	—	(2,801)
Repurchase of convertible notes	(1,106)	(19,186)
Proceeds from issuance of common stock	70	586
Net cash used in financing activities	(1,036)	(21,401)
Effect of exchange rate changes on cash	925	(17)
Net increase (decrease) in cash and cash equivalents	1,679	(44,117)
Cash and cash equivalents, beginning of period	56,768	84,010
Cash and cash equivalents, end of period	$58,447	$39,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A.            BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2003 and the condensed consolidated statements of operations and cash flows for the three and six month periods ending June 30, 2003 and 2002 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).

In the opinion of management, all adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived and intangible assets, income taxes, restructuring and other related charges, and accounting for acquisitions.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The operating results for the six month period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

The following table illustrates the effect on net loss and basic and diluted loss per common share as if the fair value method prescribed in FAS No. 123 had been applied to the Company’s stock option plan and recorded in the consolidated financial statements:

	Three months ended June, 30		Six months ended June, 30
(in thousands, except per share data)	2003	2002	2003	2002
Net loss, as reported	$(36,663)	$(41,043)	$(48,246)	$(54,569)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	168	1,145	567	2,587
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1,591)	(9,713)	(3,120)	(19,528)
Pro forma net loss	$(38,086)	$(49,611)	$(50,799)	$(71,510)
Loss per share:
Basic and diluted net loss per common share, as reported	$(1.01)	$(1.14)	$(1.33)	$(1.51)
Basic and diluted net loss per common share, pro forma	$(1.05)	$(1.38)	$(1.40)	$(1.98)

C.            BUSINESS AND CREDIT CONCENTRATION

At June 30, 2003, a channel partner in the United States of America represented 19.7% of the Company’s outstanding net accounts receivable.  At June 30, 2003, two customers, Lucent Technologies, Inc. (“Lucent”) and that same channel partner in the United States of America, represented 18.2% and 16.7%, respectively, of the Company’s revenues for the three months ended June, 2003 and represented 15.2% and 17.2%, respectively, of the Company’s revenues for the six months ended June, 2003.

At June 30, 2002, one customer, Lucent, represented 40.2% of the Company’s outstanding net accounts receivable balance.  Lucent also represented 31.6% and 33.5% of the Company’s revenues for the three and six months ended June 30, 2002, respectively.

D.            GOODWILL AND INTANGIBLE ASSETS

The following schedule details the carrying value of goodwill, indefinite-lived intangible assets and amortizable intangible assets as of June 30, 2003 and December 31, 2002.

(In thousands)	June 30, 2003	December 31, 2002

Goodwill and indefinite-lived intangible assets
Goodwill	$—	$10,173
Indefinite-lived intangible assets	—	106
Total goodwill and indefinite-lived intangible assets	$—	$10,279

Amortizable intangible assets
Acquired completed technology	$—	$11,173
Supply agreement	—	9,323
Trademarks and tradenames	—	143
Licenses and patents	—	685
Gross amortizable intangible assets	—	21,324

Accumulated amortization
Acquired completed technology	—	(2,909)
Supply agreement	—	(4,333)
Trademarks and tradenames	—	(36)
Licenses and patents	—	(551)
Total accumulated amortization	—	(7,829)

Total amortizable intangible assets, net	$—	$13,495

The Company reviews goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable following FAS 142 and 144 guidelines.  In performing this assessment, the Company assigns goodwill and indefinite-lived intangible assets to reporting units and then performs a two-step analysis to test for impairment.  The first step is used only to identify a potential goodwill impairment loss by comparing the fair value of the reporting unit with the unit’s carrying amount.  The second step is used to measure the amount of a goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an impairment is indicated, the asset is written down to its estimated fair value based on the Company’s expectation of future discounted net cash flows.

During the second quarter of 2003, the Company recorded impairment charges totaling approximately $21.7 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the Voice Quality Systems (“VQS”, formerly “VES”, the voice enhancement and echo cancellation business of Lucent Technologies Inc.), MessageMachines, Inc. (“MMI” part of NS segment) and Mobilee Inc. (“Mobilee” part of NS segment) acquisitions.  Due to lower actual and forecasted revenues, as compared to the previous budget for the business units that included these intangible assets, the estimated value of VQS, MMI and Mobilee’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased. Based on the results of the impairment analyses performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

The decrease in goodwill and indefinite-lived intangible assets from December 31, 2002 to June 30, 2003 is due to an impairment charge of $10.3 million to write down the goodwill and indefinite-lived intangible assets related to the MMI and Mobilee acquisitions to estimated fair value.  This charge is included in the condensed consolidated statement of operations under “Impairment charges”.

The decrease in the carrying value of amortizable intangible assets from December 31, 2002 to June 30, 2003 is due to amortization expense of $2.0 million and impairment charges of $11.5 million to write down the amortizable intangible assets related to the VQS, MMI and Mobilee acquisitions for the three and six months ended June 30, 2003.  Of these costs, $3.9 million is related to the write-down of the VQS supply agreement and $0.1 million is related to the write down of VQS trademarks and patents.  These charges are included in “Impairment charges” in the statement of operations for the three and six months ended June 30, 2003.   Additionally, $0.6 million, $1.5 million and $5.4 million are related to the write down of acquired completed technology from the Mobilee, MMI and VQS acquisitions respectively and are included in “Cost of revenues” within the statement of operations for the three and six months ended June 30, 2003.

As part of the impairment charge fixed assets related to VQS and Network Solutions (“NS”, holder of Mobilee and MMI technology) business units were written down, $1.2 million and $2.8 million respectively, to their estimated fair value.  These charges are included in “Impairment charges” in the statement of operations for the three and six months ended June 30, 2003.

During the second quarter of 2002, the Company wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition, $36.4 million of which were shown in “impairment charges” and $2.9 million of which were shown in “cost of revenues” in the statement of operations.  As a result of the Company’s planned intention to reduce overall workforce, including IML employees, the discontinuance of IML products as a part of the Company’s generally available product offering, continued declining financial results for IML and the economic condition of the competitive local exchange carriers (“CLEC”) industry and the voice over digital subscriber line (“VoDSL”) market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.  Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

E.              EARNINGS PER SHARE

The following is a reconciliation of basic to diluted loss per share (EPS) computations (amounts in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
	Loss	Per Share Amount	Loss	Per Share Amount	Loss	Per Share Amount	Loss	Per Share Amount

Basic and Diluted EPS
Net loss	$(36,663)	$(1.01)	$(41,043)	$(1.14)	$(48,246)	$(1.33)	$(54,569)	$(1.51)

Weighted average basic and diluted shares outstanding		36,266		36,033		36,235		36,054

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive for the three and six months ended June 30, 2003 and 2002 were 9,718,603 and 10,677,473 respectively, which represents all outstanding stock options as of June 30, 2003 and 2002 due to the net loss position of the Company.

F.              RESTRUCTURING AND OTHER RELATED CHARGES

In an effort to further reduce future operating expenses, the Company initiated additional restructuring efforts during the three months ended June 30, 2003, resulting in the recording of total restructuring and other related charges of $3.1 million. These charges consist of $1.5 million of involuntary severance related costs, $0.1 million of lease termination costs, $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset is being held for sale), offset by adjustments to previous estimates of other costs of $0.1 million.

The Company’s restructuring efforts during the first six months of 2003 resulted in the recording of total restructuring and other related charges of $3.9 million. These charges consist of $2.3 million of involuntary severance related costs, $0.1 million of lease termination costs, $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset is being held for sale), offset by adjustments to previous estimates of other costs of $0.1 million.

Involuntary severance related costs of $2.3 million resulted from the elimination of approximately 75 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April and July of 2003. These terminations involve all areas of the company. At June 30, 2003, the remaining accrued balance for this charge was approximately $1.5 million and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.” The Company expects the majority of the remaining accrued balance to be paid during 2003.

At December 31, 2002, the Company had been leasing a facility in Schaumburg, Illinois that was no longer being occupied. At December 31, 2002 the Company had accrued a total of $1.4 million related to the termination of this lease. On January 31, 2003, the Company entered into a lease termination agreement with the landlord of the facility and paid $1.5 million to the landlord to completely terminate any future rights or obligations under the lease. The $0.1 million excess payment amount over the established accrual was recorded as restructuring and other related charges in the quarter ended March 31, 2003.

The Company is currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe.  At June 30, 2003, the remaining accrued balance for this charge was approximately $1.6 million and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.” The Company expects to liquidate the remaining accrued balance over the life of the various leases.

A reduction of previously recorded costs related to reductions in force was partially offset by placement accruals from the current reduction in force resulting in a net reduction of $0.1 million.  The accrued balance for these charges was approximately $0.1 million and was included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize the majority of the remaining accrued balance during 2003.

During the second quarter of 2003, the Company decided to place certain office buildings in Montreal Canada for sale as those buildings were no longer used by NMS.  NMS wrote down the value of these buildings to estimated fair market value and incurred a $1.0 million restructuring loss that is included as a component of “restructuring and other related charges” in the statement of operations.

The Company also wrote down fixed assets that were no longer being utilized.  These fixed assets consisted primarily of manufacturing software and test equipment that were used in connection with activities that are being performed at the Company’s contract manufacturer.  The total charge for the fixed assets that was included as restructuring and other special charges in 2003 was $0.6 million and there was no accrual balance related to this charge as of June 30, 2003.

The following table sets forth restructuring and other related charges accrual activity during the first six months of 2003 (amounts in thousands):

	Employee Related	Facility Related	Other	Total
Restructuring accrual balance at December 31, 2002	$800	$3,134	$399	$4,333
Restructuring and other related charges	2,289	161	(105)	2,345
Cash payments	(1,556)	(1,701)	(207)	(3,464)
Restructuring accrual balance at June 30, 2003	$1,533	$1,594	$87	$3,214

G.            INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of June 30, 2003 and December 31, 2002 were comprised of the following:

(In thousands)	June 30, 2003	December 31, 2002

Raw materials	$2,688	$4,026
Work in process	298	1,715
Finished goods	4,550	4,429
	$7,536	$10,170

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

The following table presents the Company’s revenues and operating loss, by business unit and by geographic segment. The Company has not recorded any significant revenues for the NS or NI business units as the systems and products related to these business units are either in the development or trial phase. Corporate operating loss includes amortization charges related to acquired intangibles, acquisition related restructuring and impairment charges.

	Three Months ended June 30,		Six months ended June 30,
(In thousands)	2003	2002	2003	2002
Revenues by business unit
Platform Solutions	$16,542	$19,365	$32,258	37,416
Voice Quality Systems	4,459	9,822	9,555	19,988
Network Solutions	78	—	78	—
Network Infrastructure	—	—	—	—
Total revenues	$21,079	$29,187	$41,891	57,404

Operating income (loss) by business unit
Platform Solutions	$3,256	$15,910	$4,836	18,858
Voice Quality Systems	(96)	(2,601)	(1,461)	(2,415)
Network Solutions	(3,713)	(19,758)	(7,874)	(24,307)
Network Infrastructure	(1,144)	(3,407)	(2,233)	(4,331)
Corporate	(33,578)	(41,869)	(39,465)	(53,103)
Total operating loss	$(35,275)	$(51,725)	$(46,197)	(65,298)

Revenues by geographic area
North America	$11,908	$19,003	$23,477	39,738
Europe	3,383	4,294	$7,699	7,609
Asia	5,424	5,712	$10,031	9,666
Rest of World	364	178	$684	391
Total revenues	$21,079	$29,187	$41,891	57,404

Operating income (loss) by geographic area
North America	$(30,875)	$(53,491)	$(43,504)	(68,534)
Europe	(7,728)	(1,177)	$(8,454)	(1,792)
Asia	3,018	2,788	$5,199	4,696
Rest of World	310	155	$562	332
Total operating loss	$(35,275)	$(51,725)	$(46,197)	(65,298)

I.                 COMPREHENSIVE LOSS

The following table represents the Company’s comprehensive loss for the stated periods.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2003	2002	2003	2002

Net loss	$(36,663)	$(41,043)	$(48,246)	$(54,569)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	938	(1,520)	1,528	(1,796)
Change in market value of available for sale securities	—	33	—	(113)
Comprehensive loss	$(35,725)	$(42,530)	$(46,718)	$(56,478)

J.              LONG-TERM DEBT

In the second quarter of 2003, the Company did not extinguish any convertible debt.

In the six months ended June 30, 2003, the Company paid $1.1 million to extinguish $1.8 million face value of convertible debt.  As a result, the Company recorded $32,000 of unamortized debt issuance costs as interest expense and recorded a gain of $688,000 as “other income”.

In the second quarter of 2002, the Company paid approximately $17.0 million to extinguish approximately $25.0 million face value of convertible debt.  As a result, the Company wrote off approximately $559,000 of unamortized debt issuance costs and recorded a gain of approximately $7.6 million as “other income”.

In the six months ended June 30, 2002, the Company paid approximately $19.2 million to extinguish approximately $28.5 million face value of convertible debt.  As a result, the Company wrote off approximately $643,000 of unamortized debt issuance costs and recorded a gain of approximately $8.8 million as “other income”.

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

L.             RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  The Company does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We will adopt the standard on July 1, 2003.  We have not determined the effect, if any, that SFAS No. 150 will have on our consolidated financial statements.

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

During the first six months of 2003, we continued the repositioning of our business to offer systems as well as system building blocks to our customers. The success of this repositioning is dependent upon, among other things, our ability to effect major changes in our prior sales, marketing and sourcing strategies. To support our repositioning, we have several initiatives underway; the effectiveness of which will affect our future operating results. We are increasing our dependence on a direct sales force to penetrate new customers for our systems offerings, including the creation of a sales force to penetrate wireless service providers. We have continued to leverage our existing supplier relationships and to develop a broader network of strategic partners to support our systems-level product offerings. There can be no assurance that we will be successful at implementing these changes and the failure to achieve success with one or more of these initiatives could result in reduced revenues and/or increased expenses. In addition, there can be no assurance that our repositioning, even if fully implemented, will have a positive effect on our financial results or operations.

We expanded our segment reporting in the first six months of 2003 to include information specific to a fourth operating business unit, Network Infrastructure. Our business units are now comprised of the Voice Quality Systems (“VQS”) business unit, the Platform Solutions (“PS”) business unit, the Network Solutions (“NS”) business unit and the Network Infrastructure (“NI”) business unit. The VQS business unit consists of our voice quality enhancement and echo cancellation products, systems and services. The PS business unit consists of products and services, which we refer to as systems building blocks, that provide connectivity to communications networks, call processing, and real-time media processing. The NS business unit consists of products and services related to personalized voice and data products, systems and services. The NI business unit consists of our wireless access gateway product, AccessGate 500, that dramatically lowers carriers’ operating expenses in Time Division Multiple Access (TDMA), Global System for Mobile (GSM) communications, UMTS and EDGE networks by reducing the number of radio access network leased lines through advanced optimization techniques, without affecting voice and data fidelity.

In an effort to further reduce future operating expenses, the Company initiated additional restructuring efforts during the first six months of 2003 that resulted in restructuring and other related charges of $3.9 million. These charges consist of $2.3 million of involuntary severance related costs and $0.1 million of lease termination costs, $0.6 million write down of fixed assets, and a write down of an IML facility of $1.0 million with an offset to other charges of $0.1 million.

During the second quarter of 2003, the Company recorded impairment charges totaling approximately $21.7 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the Voice Quality Systems (“VQS”, formerly “VES”, the voice enhancement and echo cancellation business of Lucent Technologies Inc.), MessageMachines, Inc. (“MMI”) and Mobilee Inc. (“Mobilee”) acquisitions.  Due to lower actual and forecasted revenues, as compared to the previous budget for the business units that included these intangible assets, the estimated value of VQS, MMI and Mobilee’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.  Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

The decrease in goodwill and indefinite-lived intangible assets from December 31, 2002 to June 30, 2003 is due to an impairment charge of $10.3 million to write down the goodwill and indefinite-lived intangible assets related to the MMI and Mobilee acquisitions to their estimated fair value.  This charge is included in the condensed consolidated statement of operations classification under “Impairment charges”.

The decrease in the carrying value of amortizable intangible assets from December 31, 2002 to June 30, 2003 is due to amortization expense of $2.0 million and impairment charges of $11.5 million to write down the amortizable intangible assets related to the VQS, MMI and Mobilee acquisitions for the three and six months ended June 30, 2003.  Of these costs, $3.9 million is related to the write-down of the VQS supply agreement and $0.1 million is related to the write down of VQS trademarks and patents.  These charges are included in “Impairment charges” in the statement of operations for the three and six months ended June 30, 2003.  $0.6 million, $1.5 million and $5.4 million for of this impairment charge are related to the write down of acquired completed technology from the Mobilee, MMI and VQS acquisitions respectively and are included in “Cost of revenues” within the statement of operations for the three and six months ended June 30, 2003.

As part of the impairment charge fixed assets related to VQS and Network Solutions (“NS”, holder of Mobilee and MMI technology) business units were written down, $1.2 million and $2.8 million respectively, to their estimated fair value.  These charges are included in “Impairment charges” in the statement of operations for the three and six months ended June 30, 2003.

In January 2003, we paid $1.1 million to extinguish $1.8 million face value of convertible debt. As a result, we recorded a gain of $0.7 million as other income.

RESULTS OF OPERATIONS

Revenues

Our revenues consist primarily of product sales and, to a lesser extent, services provided to our customers by our PS and VQS business units.  The PS business unit revenues consist of sales of our systems building block products and services that provide connectivity to communications networks, call processing, and real-time media processing.  The VQS business unit revenues consist of sales our voice quality enhancement and echo cancellation products, systems and services.

Total company revenues were $21.1 million for the three months ended June 30, 2003, a decrease of 27.8% from $29.2 million for the three months ended June 30, 2002. PS revenues of $16.5 million for the three months ended June 30, 2003 a decrease of 14.6% from $19.4 million for the three months ended June 30, 2002. VQS revenues of $4.5 million for the three months ended June 30, 2003, a decrease of 54.6% from $9.8 million for the three months ended June 30, 2002. VQS revenue includes a $1.9M royalty fee.  NS recognized its first revenue of $0.1 million in the three months ended June 30, 2003.  The decrease across the PS and VQS business units is primarily attributable to continued softness in capital spending by enterprises and telecommunications companies due to the continuing economic slowdown affecting North America.

Total company revenues were $41.9 million for the six months ended June 30, 2003, decrease of 27.0% from $57.4 million for the six months ended June 30, 2002. PS revenues of $32.3 million for the six months ended June 30, 2003 decreased 13.8% from $37.4 million for the six months ended June 30, 2002. VQS revenues were $9.6 million for the six months ended June 30, 2003, a decrease of 52.2% from $20 million for the six months ended June 30, 2002, attributable to continued softness in capital spending by enterprises and telecommunications companies due to the continuing economic slowdown affecting North America. NS had its first revenue of $0.1 million for the three months ended June 30, 2003

Revenues from customers located outside of North America of $9.2 million for the three months ended June 30, 2003 decreased 9.9% from $10.2 million for the three months ended June 30, 2002 and represented 43.5% and 34.9% of revenues for the three months ended June 30, 2003 and 2002, respectively. The increase in sales to customers located outside of North America, as a percentage of total revenues, was primarily due to large sales volume decreases in North America.

Revenues from customers located outside of North America of $18.4 million for the six months ended June 30, 2003 increased 4.2% from $17.7 million for the six months ended June 30, 2002 and represented 44.0% and 30.8% of revenues for the six months ended June 30, 2003 and 2002, respectively.  The increase in sales to customers located outside of North America as a percentage of total revenues was due primarily to large sales volume decreases in North America.

Revenues from Lucent, our primary VQS reseller to network operators, represented 18.2% and 31.6% of total revenues for the three months ended June 30, 2003 and 2002, respectively.  Revenues from Lucent represented 15.2% and 33.5% of total revenues for the six months ended June 30, 2003 and 2002, respectively.  The decrease across the VQS business units is primarily attributable to continued softness in capital spending by enterprises and telecommunications companies due to the continuing economic slowdown affecting North America.

The levels of revenue we will be able to achieve in the future will depend to a great extent upon how long the current broad-based, telecom industry slowdown continues. Future revenues will also depend on the success of current product development and our ability to bring those products to market.

Gross Profit

Our costs of revenues consist primarily of product cost, cost of services provided to our customers, overhead associated with testing and fulfillment operations and the amortization and the recording of an impairment on acquired completed technology.  Gross profit for the three months ended June 30, 2003 of $4.1 million decreased 65.3% from $12.0 million for the three months ended June 30, 2002, and represented 19.7% and 41.0% of revenues for the three months ended June 2003 and 2002, respectively.  Gross profit for the six months ended June 30, 2003 of $14.1 million decreased 43.1% from $24.7 million for the six months ended June 30, 2002, and represented 33.6% and 43.1% of revenues for the six months ended June 2003 and 2002, respectively.

Included in costs of revenues for the three months ended June 30, 2003 are $0.3 million of completed technology amortization related to the VQS and MMI acquisitions and a $7.4 million impairment charge to reduce the carrying value of completed technology related to the VQS, MMI and Mobilee acquisitions.

Included in costs of revenues for the three months ended June 30, 2002 are $0.9 million of completed technology amortization related to the VQS and MMI acquisitions and $2.9 million impairment charge to reduce the carrying value of completed technology related to the IML acquisition.

Included in costs of revenues for the six months ended June 30, 2003 are $0.8 million of completed technology amortization related to the VQS and MMI acquisitions and $7.4 million impairment charge to reduce the carrying value of completed technology related to the VQS, MMI and Mobilee acquisitions.

Included in costs of revenues for the six months ended June 30, 2002 are $1.8 million of completed technology amortization related to the VQS and MMI acquisitions, $2.9 million impairment charge to reduce the carrying value of completed technology related to the IML acquisition and $1.1 million inventory fair value adjustment related to the VES acquisition.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those individuals engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses.  Selling, general and administrative expenses of $9.8 million for the three months ended June 30, 2003 decreased 39.7% from $16.3 million for the three months ended June 30, 2002, and represented 46.7% and 55.9% of total revenues for the three months ended June 30, 2003 and 2002, respectively. The primary reason for the decrease in selling, general and administrative expense is the realization of approximately $4.8 million in cost reductions implemented during 2002 and 2003. Additionally, amortization of intangible assets and non-cash compensation expense related to the IML and VQS acquisitions decreased $1.7 million due to impairment charges taken during 2002 and 2003.

Selling, general and administrative expenses of $21.1 million for the six months ended June 30, 2003 decreased 36.0% from $32.9 million for the six months ended June 30, 2002, and represented 50.3% and 57.3% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The primary reason for the decrease in selling, general and administrative expense is the realization of $8.4 million in cost reductions implemented during 2002 and 2003. Additionally, amortization of intangible assets and non-cash compensation expense related to the IML and VQS acquisitions decreased $3.4 million due to impairment charges taken during 2002.

Included in selling, general and administrative expense for the three months ended June 30, 2003 are $0.4 million of amortization of intangible assets related to the VQS acquisition and $0.4 million of non-cash compensation expense related to the VQS and IML acquisitions.  Included in selling, general and administrative expense for the six months ended June 30, 2003 are $1.1 million of amortization of intangible assets related to the VQS acquisition and $0.8 million of non-cash compensation expense related to the VQS and IML acquisitions.

Included in selling, general and administrative expense for the three months ended June 30, 2002 are $1.4 million of amortization of intangible assets related to the VQS and IML acquisitions and $1.1 million of non-cash compensation expense related to the VQS, IML and Mobilee acquisitions. Included in selling, general and administrative expense for the six months ended June 30, 2002 are $2.7 million of amortization of intangible assets related to the VQS and IML acquisitions and $2.6 million of non-cash compensation expense related to the VQS, IML and Mobilee acquisitions.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.  These costs are expensed as incurred.  Research and development expenditures of $8.2 million for the three months ended June 30, 2003 decreased 25.1% from $11.0 million for the three months ended June 30, 2002, and were 38.9% and 37.5% of total revenues for 2003 and 2002, respectively. The decrease was primarily due to cost reductions implemented in 2002 and 2003.

Research and development expenses of $17.0 million for the six months ended June 30, 2003 decreased 18.2% from $20.7 million for the six months ended June 30, 2002, and were 40.5% and 36.1% of total revenues for 2003 and 2002, respectively. The decrease was primarily due to cost reductions implemented in 2002 and 2003.

Restructuring and Other Related Charges

In an effort to further reduce future operating expenses, the Company initiated additional restructuring efforts during the three months ended June 30, 2003, resulting in the recording of total restructuring and other related charges of $3.1 million. These charges consist of $1.5 million of involuntary severance related costs, $0.1 million of lease termination costs, $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset is being held for sale), offset by adjustments to previous estimates of other costs of $0.1 million.

The Company’s restructuring efforts during the first six months of 2003 resulted in the recording of total restructuring and other related charges of $3.9 million. These charges consist of $2.3 million of involuntary severance related costs, $0.1 million of lease termination costs, $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset is being held for sale), offset by adjustments to previous estimates of other costs of $0.1 million.

Involuntary severance related costs of $2.3 million resulted from the elimination of approximately 75 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April and July of 2003. These terminations involve all areas of the company. At June 30, 2003, the remaining accrued balance for this charge was approximately $1.5 million and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.” The Company expects the majority of the remaining accrued balance to be paid during 2003.

At December 31, 2002, the Company had been leasing a facility in Schaumburg, Illinois that was no longer being occupied. At December 31, 2002 the Company had accrued a total of $1.4 million related to the termination of this lease. On January 31, 2003, the Company entered into a lease termination agreement with the landlord of the facility and paid $1.5 million to the landlord to completely terminate any future rights or obligations under the lease. The $0.1 million excess payment amount over the established accrual was recorded as restructuring and other related charges in the quarter ended March 31, 2003.

The Company is currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe.  At June 30, 2003, the remaining accrued balance for this charge was approximately $1.6 million and is included in the consolidated balance sheet classification, “accrued expenses and other liabilities.” The Company expects to liquidate the remaining accrued balance over the life of the various leases.

A reduction of previously recorded costs related to reductions in force was partially offset by placement accruals from the current reduction in force resulting in a net reduction of $0.1 million.  The accrued balance for these charges was approximately $0.1 million and was included in the consolidated balance sheet classification, “accrued expenses and other liabilities.”  The Company expects to utilize the majority of the remaining accrued balance during 2003.

During the second quarter of 2003, the Company decided to place certain office buildings in Montreal Canada for sale as those buildings were no longer used by NMS.  NMS wrote down the value of these buildings to estimated fair market value and incurred a $1.0 million restructuring loss that is included as a component of “restructuring and other related charges” in the statement of operations.

The Company also wrote down fixed assets that were no longer being utilized.  These fixed assets consisted primarily of manufacturing software and test equipment that were used in connection with activities that are being performed at the Company’s contract manufacturer.  The total charge for the fixed assets that was included as restructuring and other special charges in 2003 was $0.6 million and there was no accrual balance related to this charge as of June 30, 2003.

Impairment Charges

The Company reviews goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable following FAS 142 and 144 guidelines.  In performing this assessment, the Company assigns goodwill and indefinite-lived intangible assets to reporting units and then performs a two-step analysis to test for impairment.  The first step is used only to identify a potential goodwill impairment loss by comparing the fair value of the reporting unit with the unit’s carrying amount.  The second step is used to measure the amount of a goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an impairment is indicated, the asset is written down to its estimated fair value based on the Company’s expectation of future discounted net cash flows.

During the second quarter of 2003, the Company recorded impairment charges totaling approximately $21.7 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the Voice Quality Systems (“VQS”, formerly “VES”, the voice enhancement and echo cancellation business of Lucent Technologies Inc.), MessageMachines, Inc. (“MMI” part of NS segment) and Mobilee Inc. (“Mobilee” part of NS segment) acquisitions.  Due to lower actual and forecasted revenues, as compared to the previous budget for the business units that included these intangible assets, the estimated value of VQS, MMI and Mobilee’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.  Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

The decrease in goodwill and indefinite-lived intangible assets from December 31, 2002 to June 30, 2003 is due to an impairment charge of $10.3 million to write down the goodwill and indefinite-lived intangible assets related to the MMI and Mobilee acquisitions to their estimated fair value.  This charge is included in the condensed consolidated statement of operations classification under “Impairment charges”.

The decrease in the carrying value of amortizable intangible assets from December 31, 2002 to June 30, 2003 is due to amortization expense of $2.0 million and impairment charges of $11.5 million to write down the amortizable intangible assets related to the VQS, MMI and Mobilee acquisitions for the three and six months ended June 30, 2003.  Of these charges, $3.9 million is related to the write-down of the VQS supply agreement and $0.1 million is related to the write down of VQS trademarks and patents.  These charges are included in “Impairment charges” in the statement of operations for the three and six months ended June 30, 2003.  Additionally, $0.6 million, $1.5 million and $5.4 million for of this impairment charge are related to the write down of acquired completed technology from the Mobilee, MMI and VQS acquisitions respectively and are included in “Cost of revenues within the statement of operations for the three and six months ended June 30, 2003.

As part of the impairment charge fixed assets related to VQS and Network Solutions (“NS”, holder of Mobilee and MMI technology) business units were written down, $1.2 million and $2.8 million respectively, to their estimated fair value.  These charges are included in “Impairment charges” in the statement of operations for the three and six months ended June 30, 2003.

During the second quarter of 2002, the Company wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition, $36.4 million of which were shown in “impairment charges” and $2.9 million of which were shown in “cost of revenues” in the statement of operations.  As a result of the Company’s planned intention to reduce overall workforce, including IML employees, the discontinuance of IML products as a part of the Company’s generally available product offering, continued declining financial results for IML and the economic condition of the competitive local exchange carriers (“CLEC”) industry and the voice over digital subscriber line (“VoDSL”) market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.  Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest expense, interest income, gains realized on the repurchase of convertible debt and foreign currency translation gains and losses. For the three months ended June 30, 2003 and 2002, other income (expense) was ($1.4 million) and $9.9 million, respectively.  For the six months ended June 30, 2003 and 2002, other income (expense) was ($2.1 million) and $10.1 million, respectively.

Included in other income and expense for the three months ended June 30, 2003 is $1.0 million of interest expense, $0.2 million of interest income, $0.1 million of amortization of convertible debt issuance costs and $0.5 million net foreign currency translation loss.

Included in other income and expense for three months ended June 30, 2002 is $1.4 million of interest expense, $0.6 million of interest income, $0.2 million of amortization of convertible debt issuance costs, $3.6 million foreign currency translation gain generated on the intercompany debt related to the IML transaction, $0.3 million net foreign currency loss and $7.6 million gain realized on the repurchase of convertible debt.

Included in other income and expense for the six months ended June 30, 2003 is $1.9 million of interest expense, $0.4 million of interest income, $0.2 million of amortization of convertible debt issuance costs,  $1.1 million net foreign currency translation loss and $0.7 million gain realized on the repurchase of convertible debt.

Included in other income and expense for six months ended June 30, 2002 is $3.0 million of interest expense, $1.4 million of interest income, $0.4 million of amortization of convertible debt issuance costs, $3.8 million foreign currency translation gain generated on the intercompany debt related to the IML transaction, $0.5 million net foreign currency loss and $8.8 million gain realized on the repurchase of convertible debt.

The decrease in interest expense in 2003 compared to 2002 is due to the repurchase $59.4 million face value of convertible debt during 2002. The decrease in interest income in 2003 compared to 2002 is due to the decrease in our cash, cash equivalents and marketable securities over the last three quarters of 2002 that was the result of the repurchase of the convertible debt.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended June 30, 2003 and 2002 was $38,000 and ($806,000), respectively. Income tax expense (benefit) for the six months ended June 30, 2003 and 2002 was ($36,000) and ($639,000), respectively. Income tax expense is primarily due to state and foreign taxes. In the first quarter of 2003, this expense was off set by a tax benefit of $263,000 recorded as the result of a refund received from the U.S. government related to legislation that allowed for the extension of the federal carryback period. In addition, during the second quarter of 2002 this legislation allowed us to book an $800,000 of income tax benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

We decided not to renew our bank line of credit that expired on May 13, 2003.  We did not have any amounts outstanding under this line of credit at June 30, 2003, nor has any borrowing ever been made under the line of credit.

We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in our Form 10-K for the year ended December 31, 2002, nor do we have any transactions, arrangements or other relationships with any special purpose entities.

We believe that our available cash, cash equivalents, and marketable securities will be sufficient to meet our operating expenses, capital requirements and contractual obligations for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or for competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot provide assurance that additional funding will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive to our earnings. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of sales we will be able to achieve in the future, the introduction of new products and potential acquisitions of related businesses or technologies.

Cash used in operations for the six months ended June 30, 2003 and 2002 was $13.8 million and $12.7 million, respectively. In the periods, we incurred a net loss of $48.2 million and $54.6 million in 2003 and 2002, respectively. Included in net income for the six months ended June 30, 2003 and 2002 are $35.5 million and $52.3 million, respectively, of non-cash charges for depreciation and amortization of property and equipment, amortization and impairment of intangible assets and amortization of deferred stock compensation expense. We also realized gross gains on the extinguishment of long-term debt of $0.7 million and $8.8 million in 2003 and 2002, respectively.  The company recognized a currency gain related to intercompany debt from the IML transaction of  $3.8 million for the six months end June 30, 2002. The change in our working capital generated negative cash flow of $0.3 million and positive cash flow of $2.2 million for the six months ended June 30, 2003 and 2002, respectively.

Cash provided by (used in) investing activities for the six months ended June 30, 2003 and 2002 was $15.6 million and ($10.0) million, respectively. Cash was used in 2003 and 2002 for purchases of property and equipment of $1.7 million and $4.0 million, respectively. In 2003, we purchased additional marketable securities totaling $23.8 million and received proceeds from the maturity of marketable securities of $41.1 million. In 2002, we purchased additional marketable securities totaling $80.0 million and received proceeds from the maturity of marketable securities of $76.9 million

Cash used in financing activities in 2003 and 2002 was $1.0 million and $21.4 million, respectively.  In 2003, we used cash of $1.1 million to extinguish $1.8 million face value of convertible debt. In 2002, we used cash of $19.2 million to extinguish $28.5 million face value of convertible debt and $2.8 million to purchase 915,000 shares of our common stock through our repurchase plan, while cash of $0.6 million was provided by the exercise of common stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  The Company does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We will adopt the standard on July 1, 2003.  We have not determined the effect, if any, that SFAS No. 150 will have on our consolidated financial statements.

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

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

None.

Item 5.  Other information

None

Item 6.  Exhibits and Reports on Form 8-K.

A.            Exhibits

No.	Title

2.6 *

Merger Agreement dated as of May 18, 2000 by and among the Registrant, NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (filed with the Registrant’s Form 8-K dated July 20, 2000.)

2.7 *	Asset Purchase Agreement dated October 15, 2001 by and between the Registrant and Lucent Technologies Inc. (filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2001.)

3.1 *	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Form 10-K for the year ended December 31, 1995.)

3.2 *	By-laws of Registrant, as amended (filed with the Registrant’s registration statement on Form S-1 (#33-72596.)

3.4 *	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Form 8-K dated May 4, 2001.)

4.1 *	Specimen Certificate for the Common Stock (filed with the Registrant’s registration statement on Form S-1 (#33-72596.)

4.2 *	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant’s Form 8-K dated October 12, 2000.)

4.3 *	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant’s Form 8-K dated October 12, 2000.)

4.4 *	Form of Global Note (filed with the Registrant’s Form 8-K dated October 12, 2000).

10.12 # *	1993 Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.13 # *	2003 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940) on June 19, 2003).

10.14 # *	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.19 # *	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.20 *	Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant’s Form 10-K for the year ended December 31, 1996).

10.23 # *	2000 Equity Incentive Plan (filed with the Registrant’s registration statement on Form S-8 (333-40940)).

10.27 *	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.29 *	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (filed with the Registrant’s Form 8-K dated December 14, 2001).

10.30 *

Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent’s Echo Cancellation Business (filed with the Registrant’s Form 8-K dated December 14, 2001).

31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Previously filed with the registration statement or report indicated.

#  Management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K

We filed or furnished three report on Form 8-K during the quarter ended June 30, 2003. Information regarding each item reported on is as follows:

Date Filed or Furnished	Item No.	Description

April 9, 2003	Item 9	On April 9, 2003, we announced our first quarter results for the period ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: August 14, 2003	By:	/S/ Robert P. Schechter

Robert P. Schechter

President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: August 14, 2003	By:	/S/ William B. Gerraughty, Jr.
William B. Gerraughty, Jr.
Sr. Vice President of Finance, Chief Financial Officer and Treasurer