Form 10-Q/A
period 2003-06-30
NMS COMMUNICATIONS CORP
filed 2003-11-12
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
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

Registrant’s telephone number, including area code: (508) 271-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: 36,296,433 shares of Common Stock, $0.01 par value, outstanding at July 31, 2003.

Explanatory Note

This Form 10-Q/A (the “Form 10-Q/A”) of NMS Communications Corporation (the “Company”) for the quarterly period ended June 30, 2003 is being filed for the sole purpose of amending Item 4 of Part II (Submission of Matters to a Vote of Security Holders) in its entirety.

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2003, the Company held its Annual Meeting of Stockholders.  The matters considered at the meeting consisted of the following:

1.                                       Election of William E. Foster and Ronald W. White as directors for three year terms.  The results of the voting was as follows:

	For	Abstain
William E. Foster	29,801,534	555,095
Ronald W. White	29,742,812	613,817

2.                                       Approval of the 2003 Employee Stock Purchase Plan.  The result of the voting was as follows:

For	Against	Withhold Authority
30,196,228	138,147	22,254

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

31.1                           Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2                           Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NMS COMMUNICATIONS CORPORATION

Dated: November 12, 2003	By:	/s/ Robert P. Schechter
Robert P. Schechter
President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: November 12, 2003	By:	/s/ William B. Gerraughty, Jr.
William B. Gerraughty, Jr.
Senior Vice President of Finance, Chief Financial
Officer and Treasurer