Form 10-Q
period 2003-09-30
NMS COMMUNICATIONS CORP
filed 2003-11-13
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES  ☒               NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).           YES  ☒              NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,557,411 shares of Common Stock, $0.01 par value, outstanding at October 31, 2003.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
 (In thousands)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$49,923	$56,768
Marketable securities	11,994	29,056
Accounts receivable, net of allowance for doubtful accounts of $994 and $979, respectively	9,302	8,617
Inventories	5,648	10,170
Prepaid expenses and other assets	5,881	6,185
Total current assets	82,748	110,796

Property and equipment, net of accumulated depreciation and amortization of $27,194 and $26,752, respectively	8,080	17,955
Other assets	2,251	2,558
Goodwill	—	10,279
Other intangible assets, net	—	13,495
Total assets	$93,079	$155,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,692	$6,496
Accrued expenses and other liabilties	16,834	15,337
Total current liabilities	21,526	21,833

Long-term debt, less current portion	59,767	69,067

Stockholders’ equity	11,786	64,183
Total liabilities and stockholders’ equity	$93,079	$155,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$21,796	$25,939	$63,687	$83,343

Cost of revenues	9,751	11,712	37,569	44,390

Gross profit	12,045	14,227	26,118	38,953
	55.3%	54.8%	41.0%	46.7%

Operating expenses:
Selling, general and administrative	8,376	12,989	29,428	45,876
Research and development	7,298	9,246	24,264	29,983
Restructuring and other related charges	3,014	2,522	6,948	2,522
Impairment charges	—	—	18,319	36,400
Total operating expenses	18,688	24,757	78,959	114,781

Operating loss	(6,643)	(10,530)	(52,841)	(75,828)

Other income (expense), net	677	3,924	(1,408)	14,014

Loss before income taxes	(5,966)	(6,606)	(54,249)	(61,814)

Income tax (benefit) expense	—	36	(36)	(603)

Net loss	$(5,966)	$(6,642)	$(54,213)	$(61,211)

Basic and diluted loss per common share	$(0.16)	$(0.18)	$(1.50)	$(1.70)

Weighted average basic and diluted shares outstanding	36,300	36,067	36,259	36,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flow from operating activities:
Net loss	$(54,213)	$(61,211)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,349	16,846
Write-off of debt issuance cost	135	864
Gain on extinguishment of debt	(1,893)	(13,024)
Impairment of goodwill and other intangibles	21,702	39,301
Impairment/disposal of fixed assets	6,108	704
Foreign exchange translation gain on intercompany debt	—	(3,786)
Changes in assets and liabilities:
Accounts receivable	(579)	715
Inventories	4,524	2,841
Prepaid expenses and other assets	1,474	(789)
Accounts payable	(3,402)	614
Accrued expenses and other liabilities	1,870	1,269
Net cash used in operating activities	(14,925)	(15,656)
Cash flow from investing activities:
Additions to property and equipment	(2,196)	(6,948)
Purchases of marketable securities	(23,844)	(149,974)
Proceeds from the maturity of marketable securities	41,070	156,939
Cash paid for acquisitions, net of cash acquired	—	(2,994)
Net cash provided by (used in) investing activities	15,030	(2,977)
Cash flow from financing activities:
Repurchase of common stock	—	(2,801)
Repurchase of convertible notes	(7,447)	(19,186)
Proceeds from issuance of common stock	15	586
Net cash used in financing activities	(7,432)	(21,401)
Effect of exchange rate changes on cash	482	(254)
Net decrease in cash and cash equivalents	(6,845)	(40,288)
Cash and cash equivalents, beginning of period	56,768	84,010
Cash and cash equivalents, end of period	$49,923	$43,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

A.                                    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2003 and the condensed consolidated statements of operations and cash flows for the three and nine month periods ending September 30, 2003 and 2002 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).  The financial information included herein, other than the consolidated balance sheet as of December 31, 2002, has been prepared without audit.  The consolidated balance sheet at December 31, 2002 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2002.

In the opinion of management, all adjustments which are necessary to present fairly the financial position results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived and intangible assets, income taxes, restructuring and other related charges, and accounting for acquisitions.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

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

4

The following table illustrates the effect on net loss and basic and diluted loss per common share as if the fair value method prescribed in FAS No. 123 had been applied to the Company’s stock option plan and recorded in the consolidated financial statements:

	Three months ended September, 30		Nine months ended September, 30
(in thousands, except per share data)	2003	2002	2003	2002
Net loss, as reported	$(5,966)	$(6,642)	$(54,213)	$(61,211)
Add: Stock-based employee compensation expense included in net loss	108	402	675	2,989
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,539)	(8,793)	(4,659)	(28,321)
Pro forma net loss	$(7,397)	$(15,033)	$(58,197)	$(86,543)
Loss per share:
Basic and diluted net loss per common share, as reported	$(0.16)	$(0.18)	$(1.50)	$(1.70)
Basic and diluted net loss per common share, pro forma	$(0.20)	$(0.42)	$(1.61)	$(2.40)

C.            BUSINESS AND CREDIT CONCENTRATION

At September 30, 2003, two customers, Lucent Technologies, Inc. (“Lucent”) and a channel partner in the United States, represented 15.8% and 12.7%, respectively, of the Company’s outstanding net accounts receivable.  Lucent represented 18.4% of the Company’s revenues for the three months ended September 30, 2003.  Lucent and a channel partner in the United States represented 16.3% and 14.4%, respectively, of the Company’s revenues for the nine months ended September 30, 2003.

At December 31, 2002, two customers, Lucent and a channel partner in the United States, represented 37.5% and 21.2%, respectively, of the Company’s outstanding net accounts receivable balance.

Lucent also represented 20.4% and 29.4% of the Company’s revenues for the three and nine months ended September 30, 2002, respectively.  Additionally, one of the Company’s channel partners in North America represented 10.5% of the Company’s revenues for the three months ended September 30, 2002.

D.            GOODWILL AND INTANGIBLE ASSETS

The following schedule details the carrying value of goodwill, indefinite-lived intangible assets and amortizable intangible assets as of September 30, 2003 and December 31, 2002.

(In thousands)	September 30, 2003	December 31, 2002

Goodwill and indefinite-lived intangible assets
Goodwill	$—	$10,173
Indefinite-lived intangible assets	—	106
Total goodwill and indefinite-lived intangible assets	$—	$10,279

Amortizable intangible assets
Acquired completed technology	$—	$11,173
Supply agreement	—	9,323
Trademarks and tradenames	—	143
Licenses and patents	—	685
Gross amortizable intangible assets	—	21,324

Accumulated amortization
Acquired completed technology	—	(2,909)
Supply agreement	—	(4,333)
Trademarks and tradenames	—	(36)
Licenses and patents	—	(551)
Total accumulated amortization	—	(7,829)

Total amortizable intangible assets, net	$—	$13,495

The Company reviews goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable in accordance with FAS 142, “Financial Accounting and Reporting for Acquired Goodwill and Other Intangible Assets”, and FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In performing this assessment, the Company assigns goodwill and indefinite-lived intangible assets to reporting units and then performs a two-step analysis to test for impairment.  The first step is used only to identify a potential goodwill impairment loss by comparing the fair value of the reporting unit with the unit’s carrying amount.  The second step is used to measure the amount of a goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an impairment is indicated, the asset is written down to its estimated fair value based on the Company’s expectation of future discounted net cash flows.

During the nine months ended September 30, 2003, the Company recorded impairment charges totaling approximately $21.7 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the Voice Quality Systems (“VQS”, formerly “VES”, the voice enhancement and echo cancellation business of Lucent), MessageMachines, Inc. (“MMI” part of the Network Solutions, “NS”, business unit) and Mobilee Inc. (“Mobilee” part of the NS business unit) acquisitions.  Due to lower actual and forecasted revenues, as compared to the previous budget for the business units that included these intangible assets, the estimated value of VQS, MMI and Mobilee’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.   Based on

the results of the impairment analyses performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

The total impairment charge included $10.3 million to write down the goodwill and indefinite-lived intangible assets related to the MMI and Mobilee acquisitions to estimated fair value.  This charge is included in the condensed consolidated statement of operations under “Impairment charges” for the nine months ended September 30, 2003.

The balance of the impairment charge was $11.5 million to write down the amortizable intangible assets related to the VQS, MMI and Mobilee acquisitions.  Of these costs, $3.9 million is related to the write-down of the VQS supply agreement and $0.1 million is related to the write down of VQS trademarks and patents.  These charges are included in “Impairment charges” in the statement of operations for the nine months ended September 30, 2003.   Additionally, $0.6 million, $1.5 million and $5.4 million are related to the write down of acquired completed technology from the Mobilee, MMI and VQS acquisitions, respectively, and are included in “Cost of revenues” within the statement of operations for the nine months ended September 30, 2003.

As part of the impairment charge, fixed assets related to the VQS and NS business units were written down to their estimated fair value resulting in charges of $1.2 million and $2.8 million respectively.  These charges are included in “Impairment charges” in the statement of operations for the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, amortization expense of $2.0 million relating to intangible assets was included in costs of revenues.

During the nine months ended September 30, 2002, the Company wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition, $36.4 million of which were shown in “Impairment charges” and $2.9 million of which were shown in “Cost of revenues” in the statement of operations.  As a result of the Company’s reduction in overall workforce, including IML employees, the discontinuance of IML products as a part of the Company’s generally available product offering, continued declining financial results for IML and the economic condition of the competitive local exchange carriers (“CLEC”) industry and the voice over digital subscriber line (“VoDSL”) market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets decreased.   Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

E.                                      EARNINGS PER SHARE

The following table provides the basic and diluted loss per share (EPS) computations (amounts in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Loss	Per Share Amount	Loss	Per Share Amount	Loss	Per Share Amount	Loss	Per Share Amount

Basic and Diluted EPS Net loss	$(5,966)	$(0.16)	$(6,642)	$(0.18)	$(54,213)	$(1.50)	$(61,211)	$(1.70)

Weighted average basic and diluted shares outstanding		36,300		36,067		36,259		36,046

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive for the three months ended September 30, 2003 and 2002 were 9,395,491 and 10,196,596 respectively, which represents all outstanding stock options as of September 30, 2003 and 2002 due to the net loss position of the Company.

F.              RESTRUCTURING AND OTHER RELATED CHARGES

In an effort to further reduce future operating expenses, the Company initiated additional restructuring efforts during the three months ended September 30, 2003, resulting in the recording of total restructuring and other related charges of $3.0 million. These charges consist of $2.5 million of involuntary severance related costs, a $0.3 million accrual for an expected loss over the remaining term of a lease, and $0.2 million of other costs.  The severance related costs were for approximately 65 employees across all areas of the company.

The Company’s restructuring efforts during the nine months ended September 30, 2003 resulted in the recording of total restructuring and other related charges of $6.9 million. These charges consist of $4.8 million of involuntary severance related costs, $0.5 million of lease termination costs, a $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset is being held for sale).

Involuntary severance related costs of $4.8 million resulted from the elimination of approximately 140 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April, July and October of 2003. These terminations involve all areas of the Company. At September 30, 2003, the remaining accrued balance for this charge was approximately $2.9 million and is included in the consolidated balance sheet classification, “Accrued expenses and other liabilities.” The Company expects the majority of the remaining accrued balance to be paid by March 2004.

At December 31, 2002, the Company had been leasing a facility in Schaumburg, Illinois that was no longer being occupied. At December 31, 2002, the Company had accrued a total of $1.4 million related to the termination of this lease. On January 31, 2003, the Company entered into a lease termination agreement with the landlord of the facility and paid $1.5 million to the landlord to completely terminate any future rights or obligations under the lease. The $0.1 million excess payment amount over the established accrual was recorded as restructuring and other related charges in the quarter ended March 31, 2003.

The Company is currently working with real estate agents in an attempt to sub-lease idle facilities that are located in the United States, Canada and throughout Europe.  A sublease in the Tustin, CA facility was unexpectedly terminated during the quarter ended September 30, 2003.  As a result, the Company has recorded a charge for $0.3 million in the quarter ended September 30, 2003 representing the value of remaining sublease payments the Company had expected to receive. At September 30, 2003, the remaining accrued balance for this charge was approximately $1.8 million and is included in the consolidated balance sheet classification, “Accrued expenses and other liabilities.” The Company expects to liquidate the remaining accrued balance over the life of the various leases.

During the quarter ended September 30, 2003, the Company recorded a charge of $0.2 million for legal and placement costs as a result of the reductions in force.  The accrued balance for these charges was approximately $0.1 million and was included in the consolidated balance sheet classification, “Accrued expenses and other liabilities.”  The Company expects to utilize the majority of the remaining accrued balance during 2003.

During the nine months ended September 30, 2003, the Company decided to place certain office buildings in Montreal, Canada for sale as those buildings were no longer used by NMS.  NMS wrote down the value of these buildings to estimated fair market value and recorded a $1.0 million restructuring loss that is included as a component of “restructuring and other related charges” in the statement of operations.  As these are non-cash charges they are not included in the “Restructuring and other related Accrual” table below.

During the nine months ended September 30, 2003, the Company also wrote down fixed assets that were no longer being utilized.  These fixed assets consisted primarily of manufacturing software and test equipment that were used in connection with activities that are being performed at the Company’s contract manufacturer.  The total charge for the fixed assets that was included as restructuring and other related charges in 2003 was $0.6 million.  As these are non-cash charges they are not included in the “Restructuring and other related Accrual” table below.

The following table sets forth restructuring and other related charges accrual activity that have or will be settled in cash, during the first nine months of 2003:

	Employee Related	Facility Related	Other	Total
Restructuring accrual balance at December 31, 2002	$800	$3,134	$399	$4,333
Restructuring and other related charges	4,787	494	78	5,359
Cash payments	(2,653)	(1,837)	(362)	(4,852)
Restructuring accrual balance at September 30, 2003	$2,934	$1,791	$115	$4,840

G.            INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of September 30, 2003 and December 31, 2002 were comprised of the following:

(In thousands)	September 30, 2003	December 31, 2002

Raw materials	$2,475	$4,026
Work in process	227	1,715
Finished goods	2,946	4,429
	$5,648	$10,170

H.            SEGMENT INFORMATION

The Company expanded its segment reporting in the first quarter of 2003 to include information specific to a fourth operating business unit, Network Infrastructure. The Company’s business units are now comprised of the the Platform Solutions (“PS”) business unit, Voice Quality Systems (“VQS”) business unit, the Network Solutions (“NS”) business unit and the Network Infrastructure (“NI”) business unit. The PS business unit consists of products and services related to the Company’s systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing. The VQS business unit consists of products and services related to the Company’s voice quality enhancement and echo cancellation systems. The NS business unit consists of products and services related to the Company’s personalized voice and data applications systems. The NI business unit consists of the Company’s wireless access gateway product, AccessGate 500.  On a going forward basis, as part of the restructuring in the third quarter of 2003, the Company will incorporate the NS business unit into the PS business unit.

The following table presents the Company’s revenues and operating loss, by business unit and by geographic segment. The Company has not recorded any significant revenues for the NS or NI business units as the systems and products related to these business units are either in the development or trial phase.

	Three Months ended September 30,		Nine months ended September 30,
(In thousands)	2003	2002	2003	2002
Revenues by business unit
Platform Solutions	$16,173	$20,963	$48,431	$58,379
Voice Quality Systems	5,623	4,976	15,178	24,964
Network Solutions	—	—	78	—
Network Infrastructure	—	—	—	—
Total revenues	$21,796	$25,939	$63,687	$83,343

Operating income (loss) by business unit
Platform Solutions	$3,194	$6,123	$8,030	$12,787
Voice Quality Systems	472	(1,167)	(989)	(406)
Network Solutions	(3,189)	(5,136)	(11,063)	(15,381)
Network Infrastructure	(1,327)	(854)	(3,560)	(2,849)
Amortization of Intangibles, Restructuring and Impairment Charges	(3,014)	(5,551)	(35,608)	(53,680)
Corporate	(2,779)	(3,945)	(9,651)	(16,299)
Total operating loss	$(6,643)	$(10,530)	$(52,841)	$(75,828)

Revenues by geographic area
North America	$10,984	$14,791	$34,461	$54,538
Europe	4,100	3,422	11,799	11,030
Asia	6,554	7,529	16,585	17,187
Rest of World	158	197	842	588
Total revenues	$21,796	$25,939	$63,687	$83,343

Operating income (loss) by geographic area
North America	$(12,781)	$(14,551)	$(56,596)	$(82,979)
Europe	1,947	(443)	(6,231)	(2,342)
Asia	4,041	4,292	9,274	8,989
Rest of World	150	172	712	504
Total operating loss	$(6,643)	$(10,530)	$(52,841)	$(75,828)

I.                 COMPREHENSIVE LOSS

The following table represents the Company’s comprehensive loss for the stated periods.

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands)	2003	2002	2003	2002

Net loss	$(5,966)	$(6,642)	$(54,213)	$(61,211)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(402)	(290)	1,126	(2,086)
Change in market value of available for sale securities	—	—	—	(113)
Comprehensive loss	$(6,368)	$(6,932)	$(53,087)	$(63,410)

J.              LONG-TERM DEBT

In the three months ended September 30, 2003, the Company paid $6.3 million to extinguish $7.5 million face value of convertible debt.  As a result, the Company recorded $0.1 million of unamortized debt issuance costs as interest expense and recorded a gain of $1.2 million as “other income”.

In the nine months ended September 30, 2003, the Company paid $7.4 million to extinguish $9.3 million face value of convertible debt.  As a result, the Company recorded $0.1 million of unamortized debt issuance costs as interest expense and recorded a gain of $1.9 million as “other income”.

In the third quarter of 2002, the Company entered into transactions to pay $6.8 million to extinguish $11.0 million face value of convertible debt.  As a result of these transactions, in the third quarter of 2002 the Company wrote off $0.2 million of unamortized debt issuance costs and recorded a gain of $4.2 million as “other income”.

In the nine months ended September 30, 2002, the Company entered into transactions to pay $26.0 million to extinguish $39.5 million face value of convertible debt.  As a result, the Company wrote off $0.9 million of unamortized debt issuance costs and recorded a gain of $13.0 million as “other income”.

K.            COMMITMENTS AND CONTINGENCIES

The Company is the defendant in an action filed by Connectel, LLC in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of the Company’s products infringe upon two related United States patents owned by it and seeks injunctive relief and damages in an unspecified amount. The patents relate to a specific routing protocol. In December 2002, the parties participated in a Markman hearing before the Court, pursuant to which the Judge will construe certain patent claims. The Company is awaiting the Judge’s opinion. The Company has reviewed the allegations with its patent counsel and believes that none of its products infringe upon the patents. Accordingly, the Company has not recorded any liability in the financial statements. The Company is defending the claim vigorously.

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

L.             RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  The adoption of SFAS 149 has not had a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 has not had a material effect on the Company’s financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We design, deliver and support technology-leading systems and system building blocks for innovative voice, video and data services on wireless and wireline networks. Our products and services are built on open technologies and strategic relationships with application and technology suppliers and leverage best-in-class supply chain and integration partnerships. Because of this, our customers, most of the world’s top communications equipment suppliers, and many of the world’s top solution developers and service providers, are able to enhance their competitive position and bring their applications and services to market faster and at lower cost.

During the first nine months of 2003, we continued the repositioning of our business to offer systems as well as system building blocks to our customers. The success of this repositioning is dependent upon, among other things, our ability to effect major changes in our prior sales, marketing and sourcing strategies. To support our repositioning, we have several initiatives underway; the effectiveness of which will affect our future operating results. We are increasing our dependence on a direct sales force to penetrate new customers for our systems offerings, including the creation of a sales force to penetrate wireless service providers. We have continued to leverage our existing supplier relationships and to develop a broader network of strategic partners to support our systems-level product offerings. There can be no assurance that we will be successful at implementing these changes and the failure to achieve success with one or more of these initiatives could result in reduced revenues and/or increased expenses.

In addition, there can be no assurance that our repositioning, even if fully implemented, will have a positive effect on our financial results or operations.

We expanded our segment reporting in the first nine months of 2003 to include information specific to a fourth operating business unit, Network Infrastructure. Our business units are now comprised of the Voice Quality Systems (“VQS”) business unit, the Platform Solutions (“PS”) business unit, the Network Solutions (“NS”) business unit and the Network Infrastructure (“NI”) business unit. The VQS business unit consists of our voice quality enhancement and echo cancellation products, systems and services. The PS business unit consists of products and services, which we refer to as systems building blocks, that provide connectivity to communications networks, call processing, and real-time media processing. The NS business unit consists of products and services related to personalized voice and data products, systems and services. The NI business unit consists of our wireless access gateway product, AccessGate 500, that can dramatically lower carriers’ operating expenses in Time Division Multiple Access (TDMA), Global System for Mobile (GSM) communications, UMTS and EDGE networks by reducing the number of radio access network leased lines through advanced optimization techniques, without affecting voice and data fidelity.  On a going forward basis, as part of the restructuring in the third quarter of 2003, the Company will incorporate the NS business unit into the PS business unit.

The Company’s restructuring efforts during the nine months ended September 30, 2003 resulted in the recording of total restructuring and other related charges of $6.9 million. These charges consist of $4.8 million of involuntary severance related costs, $0.5 million of lease termination costs, a $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset is being held for sale).

During the nine months ended September 30, 2003, the Company recorded impairment charges totaling approximately $21.7 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the Voice Quality Systems (“VQS”, formerly “VES”, the voice enhancement and echo cancellation business of Lucent Technologies Inc.), MessageMachines, Inc. (“MMI” part of the NS business unit) and Mobilee Inc. (“Mobilee” part of the NS business unit) acquisitions.  Due to lower actual and forecasted revenues, as compared to the previous budget for the business units that included these intangible assets, the estimated value of VQS, MMI and Mobilee’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.   Based on the results of the impairment analyses performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

The decrease in goodwill and indefinite-lived intangible assets from December 31, 2002 to September 30, 2003 is due to an impairment charge of $10.3 million to write down the goodwill and indefinite-lived intangible assets related to the MMI and Mobilee acquisitions to estimated fair value.  This charge is included in the condensed consolidated statement of operations under “Impairment charges” for the nine months ended September 30, 2003.

The decrease in the carrying value of amortizable intangible assets from December 31, 2002 to September 30, 2003 is due to amortization expense of $2.0 million and impairment charges of $11.5 million to write down the amortizable intangible assets related to the VQS, MMI and Mobilee acquisitions.  Of these costs, $3.9 million is related to the write-down of the VQS supply agreement and $0.1 million is related to the write down of VQS trademarks and patents.  These charges are included in “Impairment charges” in the statement of operations for the nine months ended September 30, 2003.   Additionally, $0.6 million, $1.5 million and $5.4 million are related to the write down of acquired completed technology from the Mobilee, MMI and VQS acquisitions respectively and are included in “Cost of revenues” within the statement of operations for the nine months ended September 30, 2003.

As part of the impairment charge fixed assets related to VQS and NS business units were written down, $1.2 million and $2.8 million respectively, to their estimated fair value.  These charges are included in “Impairment charges” in the statement of operations for the nine months ended September 30, 2003.

In the three months ended September 30, 2003, the Company paid $6.3 million to extinguish $7.5 million face value of convertible debt.  As a result, the Company recorded $0.1 million of unamortized debt issuance costs as interest expense and recorded a gain of $1.2 million as “other income”

In the nine months ended September 30, 2003, the Company paid $7.4 million to extinguish $9.3 million face value of convertible debt.  As a result, the Company recorded $0.1 million of unamortized debt issuance costs as interest expense and recorded a gain of $1.9 million as “other income”.

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

Total company revenues were $21.8 million for the three months ended September 30, 2003, a decrease of 16.0% from $25.9 million for the three months ended September 30, 2002. PS revenues were $16.2 million for the three months ended September 30, 2003, a decrease of 22.8% from $21.0 million for the three months ended September 30, 2002. VQS revenues were $5.6 million for the three months ended September 30, 2003, an increase of 13.0% from $5.0 million for the three months ended September 30, 2002. VQS revenue includes a $0.9M royalty fee of which there were no corresponding fees in 2002.  The decrease across the PS and VQS business units is primarily attributable to continued softness in capital spending by enterprises and telecommunications companies in North America.

Total company revenues were $63.7 million for the nine months ended September 30, 2003, a decrease of 23.6% from $83.3 million for the nine months ended September 30, 2002. PS revenues were $48.4 million for the nine months ended September 30, 2003, a decrease of 17.0% from $58.4 million for the nine months ended September 30, 2002. VQS revenues were $15.2 million for the nine months ended September 30, 2003, a decrease of 39.2% from $25.0 million for the nine months ended September 30, 2002.  NS revenues were $0.1 million for the nine months ended September 30, 2003.  The decrease across the business units is primarily attributable to continued softness in capital spending by enterprises and telecommunications companies in North America.

Revenues from customers located outside of North America of $10.8 million for the three months ended September 30, 2003 decreased 3.0% from $11.1 million for the three months ended September 30, 2002 and represented 49.6% and 43.0% of revenues for the three months ended September 30, 2003 and 2002, respectively. The increase in sales to customers located outside of North America, as a percentage of total revenues, was primarily due to larger sales volume decreases in North America.

Revenues from customers located outside of North America of $29.2 million for the nine months ended September 30, 2003 increased 1.5% from $28.8 million for the nine months ended September 30, 2002 and represented 45.9% and 34.6% of revenues for the nine months ended September 30, 2003 and 2002, respectively.  The increase in sales to customers located outside of North America, as a percentage of total revenues, was primarily due to larger sales volume decreases in North America.

Revenues from Lucent, our primary VQS reseller to network operators, represented 18.4% and 20.4% of total revenues for the three months ended September 30, 2003 and 2002, respectively.  Revenues from Lucent represented 16.3% and 29.4% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.  The decrease in the VQS business unit is primarily attributable to continued softness in capital spending by enterprises and telecommunications companies in North America.

The levels of revenue we will be able to achieve in the future will depend to a great extent upon how long the current softness in the telecom industry continues. Future revenues will also depend on the success of current product development and our ability to bring those products to market.

Gross Profit

Our costs of revenues consist primarily of product cost, cost of services provided to our customers, overhead associated with testing and fulfillment operations and the amortization and the recording of an impairment on acquired completed technology.  Gross profit for the three months ended September 30, 2003 of $12.0 million decreased 15.3%, commensurate with revenue, from $14.2 million for the three months ended September 30, 2002, and represented 55.3% and 54.8% of revenues for the three months ended September 2003 and 2002, respectively.  Gross profit for the nine months ended September 30, 2003 of $26.1 million decreased 32.9% from $39.0 million for the nine months ended September 30, 2002, and represented 41.0% and 46.7% of revenues for the nine months ended September 30, 2003 and 2002, respectively.  Included in costs of revenues for the nine months ended September 30, 2003 are $0.8 million of completed technology amortization related to the VQS and MMI acquisitions and $7.5 million impairment charge to reduce the carrying value of completed technology related to the VQS, MMI and Mobilee acquisitions.

Included, in costs of revenues for the three months ended September 30, 2002, is $0.6 million of acquired completed technology amortization related to the VQS and MMI acquisitions.  Included, in costs of revenues for the nine months ended September 30, 2002, is $2.3 million of acquired completed technology amortization related to the VQS, IML and MMI acquisitions, a $2.9 million impairment charge to reduce the carrying value of IML acquired completed technology to its fair value, as well as a $1.2 million inventory fair value adjustment related to the VQS acquisition.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those individuals engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities and other general corporate expenses.  Selling, general and administrative expenses of $8.4 million for the three months ended September 30, 2003 decreased 35.5% from $13.0 million for the three months ended September 30, 2002, and represented 38.4% and 50.1% of total revenues for the three months ended September 30, 2003 and 2002, respectively. The primary reason for the decrease in selling, general and administrative expense is the realization of approximately $3.0 million in cost reductions from the reductions in force during 2002 and 2003. Additionally, amortization of intangible assets and non-cash compensation expense related to the IML and VQS acquisitions decreased $1.6 million due to impairment charges taken during 2002 and 2003.

Selling, general and administrative expenses of $29.4 million for the nine months ended September 30, 2003 decreased 35.9% from $45.9 million for the nine months ended September 30, 2002, and represented 46.2% and 55.0% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The primary reason for the decrease in selling, general and administrative expense is the realization of $11.1 million in cost reductions from the reductions in force during 2002 and 2003. Additionally, amortization of intangible assets and non-cash compensation expense related to the IML and VQS acquisitions decreased $5.4 million due to impairment charges taken during 2002 and 2003.

Included in selling, general and administrative expense for the nine months ended September 30, 2003 are $1.1 million of amortization of intangible assets related to the VQS acquisition and $0.8 million of non-cash compensation expense related to the VQS and IML acquisitions.

Included in selling, general and administrative expense for the three months ended September 30, 2002 are $1.0 million of amortization of intangible assets related to the VQS acquisition, $0.4 million of non-cash compensation expense related to the VQS and IML acquisitions and $0.2 million of amortization of debt issuance costs.

Included in selling, general and administrative expense for the nine months ended September 30, 2002 are $3.7 million of amortization of intangible assets related to the VQS and IML acquisitions, $3.0 million of non-cash compensation expense related to the VQS, Mobilee and IML acquisitions and $0.6 million of amortization of debt issuance costs.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.  These costs are expensed as incurred.  Research and development expenditures of $7.3 million for the three months ended September 30, 2003 decreased 21.1% from $9.2 million for the three months ended September 30, 2002, and were 33.5% and 35.6% of total revenues for 2003 and 2002, respectively. The decrease was primarily due to cost reductions from reductions in force in 2002 and 2003.

Research and development expenses of $24.3 million for the nine months ended September 30, 2003 decreased 19.1% from $30.0 million for the nine months ended September 30, 2002, and were 38.1% and 36.0% of total revenues for 2003 and 2002, respectively. The decrease was primarily due to cost reductions from reductions in force in 2002 and 2003.

Restructuring and Other Related Charges

In an effort to further reduce future operating expenses, the Company initiated additional restructuring efforts during the three months ended September 30, 2003, resulting in the recording of total restructuring and other related charges of $3.0 million. These charges consist of $2.5 million of involuntary severance related costs, a $0.3 million accrual for an expected loss over the remaining term of a lease, and $0.2 million of other costs.  The severance related costs were for approximately 65 employees across all areas of the company.

The Company’s restructuring efforts during the nine months ended September 30, 2003 resulted in the recording of total restructuring and other related charges of $6.9 million. These charges consist of $4.8 million of involuntary severance related costs, $0.5 million of lease termination costs, a $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset is being held for sale).

Involuntary severance related costs of $4.8 million resulted from the elimination of approximately 140 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April, July and October of 2003. These terminations involve all areas of the Company. At September 30, 2003, the remaining accrued balance for this charge was approximately $2.9 million and is included in the consolidated balance sheet classification, “Accrued expenses and other liabilities.” The Company expects the majority of the remaining accrued balance to be paid by March 2004.

At December 31, 2002, the Company had been leasing a facility in Schaumburg, Illinois that was no longer being occupied. At December 31, 2002, the Company had accrued a total of $1.4 million related to the termination of this lease. On January 31, 2003, the Company entered into a lease termination agreement with the landlord of the facility and paid $1.5 million to the landlord to completely terminate any future rights or obligations under the lease. The $0.1 million excess payment amount over the established accrual was recorded as restructuring and other related charges in the quarter ended March 31, 2003.

The Company is currently working with real estate agents in an attempt to sub-lease idle facilities that are located in the United States, Canada and throughout Europe.  A sublease in the Tustin, CA facility was unexpectedly terminated during the quarter ended September 30, 2003.  As a result the Company has recorded a charge for $0.3 million in the quarter ended September 30, 2003 representing the value of remaining sublease payments the Company had expected to receive. At September 30, 2003, the remaining accrued balance for this charge was approximately $1.8 million and is included in the consolidated balance sheet classification, “Accrued expenses and other liabilities.” The Company expects to liquidate the remaining accrued balance over the life of the various leases.

During the quarter ended September 30, 2003, the Company recorded a charge of $0.2 million for legal and placement costs as a result of the reductions in force.  The accrued balance for these charges was approximately $0.1 million and was included in the consolidated balance sheet classification, “Accrued expenses and other liabilities.”  The Company expects to utilize the majority of the remaining accrued balance during 2003.

During the nine months ended September 30, 2003, the Company decided to place certain office buildings in Montreal, Canada for sale as those buildings were no longer used by NMS.  NMS wrote down the value of these buildings to estimated fair market value and recorded a $1.0 million restructuring loss that is included as a component of “restructuring and other related charges” in the statement of operations.  As these are non-cash charges they are not included in the “Restructuring and other related Accrual” on the Company’s balance sheet.

During the nine months ended September 30, 2003, the Company also wrote down fixed assets that were no longer being utilized.  These fixed assets consisted primarily of manufacturing software and test equipment that were used in connection with activities that are being performed at the Company’s contract manufacturer.  The total charge for the fixed assets that was included as restructuring and other related charges in 2003 was $0.6 million.  As these are non-cash charges they are not included in the “Restructuring and other related Accrual” on the Company’s balance sheet.

Impairment Charges

The Company reviews goodwill and indefinite-lived intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable in accordance with FAS 142, “Financial Accounting and Reporting for Acquired Goodwill and Other Intangible Assets”, and FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In performing this assessment, the Company assigns goodwill and indefinite-lived intangible assets to reporting units and then performs a two-step analysis to test for impairment.  The first step is used only to identify a potential goodwill impairment loss by comparing the fair value of the reporting unit with the unit’s carrying amount.  The second step is used to measure the amount of a goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an impairment is indicated, the asset is written down to its estimated fair value based on the Company’s expectation of future discounted net cash flows.

During the nine months ended September 30, 2003, the Company recorded impairment charges totaling approximately $21.7 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the Voice Quality Systems (“VQS”, formerly “VES”, the voice enhancement and echo cancellation business of Lucent), MessageMachines, Inc. (“MMI” part of the Network Solutions, “NS”, business unit) and Mobilee Inc. (“Mobilee” part of the NS business unit) acquisitions.  Due to lower actual and forecasted revenues, as compared to the previous budget for the business units that included these intangible assets, the estimated value of VQS, MMI and Mobilee’s goodwill, indefinite-lived intangible assets and amortizable intangible assets has decreased.   Based on the results of the impairment analyses performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

The total impairment charge included $10.3 million to write down the goodwill and indefinite-lived intangible assets related to the MMI and Mobilee acquisitions to estimated fair value.  This charge is included in the condensed consolidated statement of operations under “Impairment charges” for the nine months ended September 30, 2003.

The balance of the impairment charge was $11.5 million to write down the amortizable intangible assets related to the VQS, MMI and Mobilee acquisitions.  Of these costs, $3.9 million is related to the write-down of the VQS supply agreement and $0.1 million is related to the write down of VQS trademarks and patents.  These charges are included in “Impairment charges” in the statement of operations for the nine months ended September 30, 2003.   Additionally, $0.6 million, $1.5 million and $5.4 million are related to the write down of acquired completed technology from the Mobilee, MMI and VQS acquisitions, respectively, and are included in “Cost of revenues” within the statement of operations for the nine months ended September 30, 2003.

As part of the impairment charge, fixed assets related to the VQS and NS business units were written down to their estimated fair value resulting in charges of $1.2 million and $2.8 million respectively.  These charges are included in “Impairment charges” in the statement of operations for the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, amortization expense of $2.0 million relating to intangible assets was included in costs of revenues.

During the nine months ended September 30, 2002, the Company wrote down approximately $39.3 million of impaired long-lived assets related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with the IML acquisition, $36.4 million of which were shown in “Impairment charges” and $2.9 million of which were shown in “Cost of revenues” in the statement of operations.  As a result of the Company’s reduction in overall workforce, including IML employees, the discontinuance of IML products as a part of the Company’s generally available product offering, continued declining financial results for IML and the economic condition of the competitive local exchange carriers (“CLEC”) industry and the voice over digital subscriber line (“VoDSL”) market, the estimated value of IML’s goodwill, indefinite-lived intangible assets and amortizable intangible assets decreased.   Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest expense, interest income, gains realized on the repurchase of convertible debt and foreign currency translation gains and losses. For the three months ended September 30, 2003 and 2002, other income was $0.7 million and $3.9 million, respectively.  For the nine months ended September 30, 2003 and 2002, other income (expense) was ($1.4 million) and $14.0 million, respectively.

Included in other income and expense for the three months ended September 30, 2003 is $0.8 million of interest expense, $0.1 million of amortization of convertible debt issuance costs, $0.1 million of interest income, $1.2 million gain realized on the repurchase of convertible debt and $0.3 million net foreign currency translation gain.

Included in other income and expense for three months ended September 30, 2002 is $1.1 million of interest expense, $0.2 million of amortization of convertible debt issuance costs, $0.5 million of interest income, $0.5 million net foreign currency gain and $4.2 million gain realized on the repurchase of convertible debt.

Included in other income and expense for the nine months ended September 30, 2003 is $2.7 million of interest expense, $0.2 million of amortization of convertible debt issuance costs, $0.6 million of interest income,  $1.0 million net foreign currency translation loss and $1.9 million gain realized on the repurchase of convertible debt.

Included in other income and expense for nine months ended September 30, 2002 is $3.6 million of interest expense, $0.6 million of amortization of convertible debt issuance costs, $1.9 million of interest income, $3.8 million foreign currency translation gain generated on the intercompany debt related to the IML transaction, $0.5 million net foreign currency loss and $13.0 million gain realized on the repurchase of convertible debt.

The decrease in interest expense in 2003 compared to 2002 is directly due to the repurchase of convertible debt during 2002 and 2003. The decrease in interest income in 2003 compared to 2002 is due to falling interest rates combined with the decrease in our cash, cash equivalents and marketable securities as a result of the repurchase of convertible debt and operating losses.

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2003 and 2002 was $0 and $36,000, respectively. Income tax benefit for the nine months ended September 30, 2003 and 2002 was ($36,000) and ($603,000), respectively. Income tax expense is primarily due to state and foreign taxes. In the first quarter of 2003, this expense was off-set by a tax benefit of $263,000 recorded as the result of a refund received from the U.S. government related to legislation that allowed for the extension of the federal carryback period. In addition, during the second quarter of 2002, this legislation allowed us to book an $800,000 income tax benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

We decided not to renew our bank line of credit that expired on May 13, 2003.  No borrowings were ever made under the line of credit.

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

Cash used in operations for the nine months ended September 30, 2003 and 2002 was $14.9 million and $15.7 million, respectively. In the periods, we incurred a net loss of $54.2 million and $61.2 million in 2003 and 2002, respectively. Included in net loss for the nine months ended September 30, 2003 and 2002 are $37.3 million and $57.7 million, respectively, of non-cash charges for depreciation and amortization of property and equipment, amortization and impairment of intangible assets and amortization of deferred stock compensation expense. We also realized gross gains on the extinguishment of long-term debt of $1.9 million and $13.0 million in 2003 and 2002, respectively.  The Company recognized a currency gain related to intercompany debt from the IML transaction of $0.0 million and $3.8 million in 2003 and 2002, respectively. The change in our working capital generated positive cash flow of $3.9 million and $4.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Cash provided by investing activities for the nine months ended September 30, 2003 was $15.0 million and cash used in investing activities for the nine months ended September 30, 2002 was $3.0 million. Cash was used for purchases of property and equipment of $2.2 million and $6.9 million in 2003 and 2002, respectively. In 2003, we purchased additional marketable securities totaling $23.8 million and received proceeds from the maturity of marketable securities of $41.1 million. In 2002, we purchased additional marketable securities totaling $150.0 million and received proceeds from the maturity of marketable securities of $157.0 million

Cash used in financing activities in 2003 and 2002 was $7.4 million and $21.4 million, respectively.  In 2003, we used cash of $7.4 million to extinguish $9.3 million face value of convertible debt. In 2002, we used cash of $19.2 million to extinguish $28.5 million face value of convertible debt and $2.8 million to purchase 915,000 shares of our common stock through our repurchase plan, while cash of $0.6 million was provided by the exercise of common stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  The adoption of SFAS 149 has not had a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 has not had a material effect on its financial condition or results of operations.

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

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

B.  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls during the quarter and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

B.  Reports on Form 8-K

We filed or furnished the following report(s) on Form 8-K during the quarter ended September 30, 2003. Information regarding each item reported on is as follows:

Date Filed or Furnished	Item No.	Description

July 14, 2003	Item 9	On July 14, 2003, we announced our second quarter results for the period ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: November 13, 2003	By:	/S/ Robert P. Schechter

Robert P. Schechter

President and Chief Executive Officer And Chairman of the Board of Directors

Dated: November 13, 2003	By:	/S/ William B. Gerraughty, Jr.
William B. Gerraughty, Jr.
Sr. Vice President of Finance, Chief Financial Officer and Treasurer