Form 10-K
period 2003-12-31
NMS COMMUNICATIONS CORP
filed 2004-03-01
CIK 915866

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-23282

NMS COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2814586 (I.R.S. employer identification number)
100 Crossing Boulevard, Framingham, Massachusetts 01702 (Address of principal executive office)
508-271-1000 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value per share (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $71.5 million, based on the closing price on such date of the registrant's Common Stock on the NASDAQ National Market. As of February 24, 2004, 36,938,150 shares of Common Stock, $0.01 par value per share were outstanding.

Documents Incorporated by Reference

        Portions of the registrant's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Form 10-K. Some of the exhibits listed in the accompanying Exhibit Index beginning on page 87 are incorporated by reference.

The following are trademarks and trade names of the company indicated.

        NMS Communications, AccessGate, Convergence Generation (CG), e256, Mercury, Natural Access, MyCaller, NMS HearSay, Open Access, PacketMedia, and Sonata are trademarks; Studio Sound and Alliance Generation (AG) are registered trademarks; and NMS is a trade name of the registrant. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

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

PART I

ITEM 1. BUSINESS

Overview

        We are a leading provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. Our products, which include systems building blocks, a services delivery system, voice quality systems and a wireless access gateway, address a wide range of our customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use our products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use our products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. We sell our products worldwide through our direct sales force as well as through channel partners. Our customers include leading telecommunications operators and network equipment and application providers such as Verizon Wireless, Cable & Wireless, France Telecom, Telefonica, Nextel Partners, U.S. Cellular, Alcatel, Avaya, Ericsson, Lucent Technologies, Motorola, Siemens and Aspect Communications.

Industry Overview

        The telecommunications industry is a large, rapidly evolving market that includes wireless and traditional wireline communications services, and the related applications, equipment and infrastructure needed to deliver voice, video and data over circuit, packet and broadband networks. Driven by multiple forces including the growth in Internet traffic, strong consumer adoption of wireless services, increased use of Internet Protocol (IP) networks, and continued introduction of new technologies, the telecommunications market is undergoing dramatic change. While this change has created business opportunities, it has also brought about myriad competitive challenges for market participants. Players particularly affected by this change include telecommunications operators and network equipment and application providers, who help enterprises and operators develop and implement communications solutions.

  Telecommunications Operators—Wireless and Wireline

        Telecommunications operators, who provide wireless and wireline services, face a highly competitive and capital-intensive environment. Key challenges and initiatives in the industry include:

  •
  Acquiring and retaining customers. Changing industry regulations are minimizing previous barriers to customer migration between telecommunications operators, while customer acquisition costs are still relatively high. Operators, particularly in the wireless market, are under increasing pressure to acquire new customers and to reduce customer churn by providing high quality voice service as well as a wide range of enhanced services and functionality, such as access to Internet content and video communication.

  •
  Diversifying revenue streams. Intense competition has compromised operators' ability to compete on price, further highlighting the need for high quality service and new and differentiated premium service offerings. Additionally, operators are seeking to expand margins and improve operating performance by increasing the average revenue per customer through premium, value-added services that can be deployed rapidly and cost-effectively.

  •
  Improving network quality. As wireless telecommunications operators continue adding users and applications, overall network traffic is increasing. In this highly competitive industry, operators must respond to traffic growth with investments in network quality, coverage and capacity to avoid degradation in service standards.

  •
  Improving network efficiency to reduce costs. Major priorities among operators include containing capital costs and operating expenses for both existing networks and new infrastructure, while deploying new applications across these networks quickly and cost-effectively. Wireless operators are aggressively upgrading their networks to next-generation infrastructures, including 2.5G, a standard which adds data (such as Internet access and text messaging) to the current wireless infrastructure, and gradually migrating to 3G, a new standard for bandwidth-intensive data services. Similarly, wireline operators are seeking to cost-effectively upgrade their networks using IP technologies, in order to connect traditional telephone networks with packet networks.

  Network Equipment and Application Providers

        Network equipment providers, as well as application providers, who include systems integrators, original equipment manufacturers and independent software vendors, focus on providing network systems, applications and services to telecommunications operators and enterprises. These offerings include enhanced video, interactive voice response, automatic speech recognition, media services, conferencing, unified communications and multimedia messaging. For telecommunications operators, these offerings enable them to rapidly deploy premium services for their customers. For enterprises, these offerings help reduce costs and improve employee communications, especially in light of increased workforce mobility.

        Network equipment and application providers operate in a market dictated largely by rapid changes in technologies and customer requirements. Key challenges they face include:

  •
  Delivering products quickly and cost-effectively. Network equipment and application providers are under continuous pressure to reduce the costs and implementation times of product installations. These providers look to leverage and customize third-party products to allow for the cost-effective and timely delivery of their products.

  •
  Focusing on core competencies. Outsourcing certain development activities allows these providers to focus their time and resources on their own core competencies, which include systems design, integration and application development.

  •
  Accessing leading technologies. In order to help their customers gain a competitive advantage, network equipment and application providers need access to enabling technologies and platforms, which incorporate systems building blocks and application programming interfaces (APIs) that allow them to develop and/or operate their own applications and services.

Our Solution

        Our products, which include systems building blocks, a services delivery system, voice quality systems and a wireless access gateway, address a wide range of our customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. We believe that our offerings provide one or more of the following benefits to our customers:

        Enable cost-effective and timely deployment of enhanced applications.  Our platform solutions offerings provide a comprehensive framework of communications-enabling technologies, or systems building blocks, for developing and deploying next-generation applications, such as IP conferencing, wireless video and entertainment and speech-activated services. We also provide wireless telecommunications operators with a services delivery system that allows these operators to host multiple voice and data applications on the same system. This system enables rapid and cost-effective deployment of customized, innovative services for their subscriber segments.

        Improve network service quality.  Our voice quality systems offerings leverage our technical expertise in electrical echo cancellation, acoustic echo control, noise reduction, adaptive level control and noise level compensation for both wireless and wireline deployments, thus allowing operators to provide improved quality of service. These systems are designed to provide better price performance and higher capacity relative to other alternatives. Our systems are highly flexible and designed to integrate with all major telecommunications switch vendors.

        Reduce network infrastructure expenditures.  Our wireless access gateway system offering allows wireless operators to save operating expenses by reducing voice and data traffic (backhaul) expenses, principally those relating to T1 and E1 lines, between cell sites and the operators' switching sites while enabling accelerated deployment of future infrastructure and services. Our wireless access gateway system uses aggregation and bandwidth reduction techniques to provide up to 2:1 bandwidth savings by reducing the number of required leased line connections in the radio access network in Global System for Mobile Communications (GSM) networks.

        Speed deployment cycles for network equipment and application providers.  Network equipment and application providers leverage our offerings to provide lower cost, higher quality telecommunications systems more quickly to meet the demands of their operator and enterprise customers. Our offerings are designed for flexibility in various development and network environments, utilizing open interfaces and industry standards. We believe that with our offerings, our network equipment and application provider customers are able to reduce product lifecycle costs, increase competitive value and remain focused on their core competencies and technologies.

        Provide flexible, interoperable, scalable and low cost of ownership solutions.  Our products are designed to provide maximum flexibility in designing and upgrading applications, by utilizing open interfaces, industry standards and network flexibility for public switched telephone network (PSTN), signaling system 7 (SS7) and IP networks. Our products are also highly scalable and can address needs ranging from a handful of users to millions of subscribers. Additionally, our systems and systems building blocks leverage mass-market components and custom silicon, with the objective of price-performance leadership. Our products have lower acquisition costs, are space-efficient and consume minimal power, resulting in low cost of ownership.

Products and Services

        We offer a comprehensive products and services offering that addresses a wide range of our customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Our products include systems building blocks, a services delivery system, voice quality systems and a wireless access gateway. We offer these products through three business segments, Platform Solutions (PS), Voice Quality Systems (VQS) and Network Infrastructure (NI). In addition, we offer a range of technical, systems and training services related to our products.

  Platform Solutions

        Our Platform Solutions business segment provides products that allow our customers to develop next-generation voice, data, and video applications and services. Our comprehensive offering of systems building blocks, called Open Access, is composed of hardware and software elements. The hardware elements consist principally of printed circuit boards that are used in computer systems or subsystems. The software elements consist primarily of media processing and switching functions, as well as APIs and a complete application development environment. Utilizing technology from our Open Access products, we have developed our NMS HearSay mobile services delivery platform, and, in collaboration with content partners, the MyCaller mobile entertainment application, which is offered on the NMS HearSay platform.

  Open Access

        Our Open Access products provide hardware and software functions that enable application providers to rapidly develop and deploy new services, applications and infrastructure. Our standards-based, IP-enabled products are used to develop and deploy next-generation voice, data and video applications and services such as IP conferencing, wireless video and entertainment and speech-activated services.

        Our Open Access products offer a broad range of network interfaces, including analog and digital PSTN, IP and asynchronous transport mode (ATM), and protocol compatibility, including channel associated (tone) signaling, integrated services digital network (ISDN) and SS7, providing interoperability with most legacy and next-generation networks and services around the world. We utilize low-latency digital signal processor (DSP) technology for voice, fax and video media processing that supports the diverse media requirements of new, enhanced services such as unified messaging and mobile video conferencing. Our Open Access products are utilized by many of the world's leading application developers and, in some instances, telecommunications operators. These products are deployed in over 90 countries in enhanced communications services, network infrastructure and enterprise applications.

        Our Open Access products include the following:

  •
  Natural Access. A modular development environment and deployment capability for voice, fax, and call processing applications that provides simple and consistent standard APIs for integrating and presenting telecommunications capabilities to an application. Natural Access includes an open, standards-based, rapid development environment for IP telephony gateway solutions. Natural Access is provided to be used in conjunction with our systems building blocks hardware.

  •
  PacketMedia HMP. A platform designed to meet the demand for scalable, cost-effective media server solutions based on general-purpose computing platforms. PacketMedia HMP performs IP packet handling, media processing and call control on a standard Intel-architecture computer server. PacketMedia HMP is currently provided as an add-on to our CG Series products.

  •
  CG Series. A set of full-function software and hardware configured specifically for IP-based communications solutions, services and applications such as IP telephony gateways and IP media servers.

  •
  AG Series. A family of analog and digital hardware for use in the development of systems that require voice and call processing, fax, switching and the integration of telephone systems and computer or database systems.

  •
  CX 2000 Series. High-density analog station interfaces for use with the AG Series. The high density of station ports saves valuable PCI and CompactPCI slots in private branch exchange (PBX) configurations and call center applications.

  •
  TX Series/SS7. A series of high-performance data communications platforms that support an integrated SS7 protocol stack, with a set of switch-specific and high-availability extensions that facilitate worldwide deployment and interoperability.

  •
  Mobile Video Application Platform. A mobile video service platform with 3G-324M interfaces compatible with 3G terminals plus real-time and near real-time media adaptation capabilities for both live and messaging applications. Our Mobile Video Application Platform is built on open standards and can be designed to meet an individual customer's needs.

  NMS HearSay and MyCaller

        Launched in 2002, NMS HearSay is an open, ready-to-deploy, services delivery system that makes it possible for wireless operators worldwide to deploy market-specific enhanced communications services. NMS HearSay allows telecommunications operators to host multiple, integrated voice and data applications on the same system.

        NMS HearSay is a highly scalable, standards-based system that allows telecommunications operators to deploy multiple different applications in any type of network. NMS HearSay incorporates our extensive knowledge and experience with technologies including voice recognition, text-to-speech processing and VXML to shield application developers from the complexities of call management and speech engines.

        Launched in 2003 in collaboration with content providers and our systems integrator partners, MyCaller is an example of the type of application enabled by our NMS HearSay platform. MyCaller allows wireless subscribers to select original recordings of popular or other commercial music, sounds and voices for callers to hear in place of the conventional ringback tone.

  Voice Quality Systems

        Since our acquisition of Lucent's voice quality business in 2001, we have provided carrier-grade voice quality and echo cancellation systems that allow wireless and wireline telecommunications operators to bring superior voice quality to their networks. Our VQS products, which were built on pioneering innovations that originated at Bell Labs, are available as a stand-alone system with multiple network interfaces or as embedded technology on blades (high-availability carrier-grade circuit boards), modules and chips. These products incorporate electrical echo cancellation and acoustic echo control technology to reduce or eliminate the echo inherent in long distance, wireless and voice over IP (VoIP) networks. Utilizing our custom technology and patented voice quality software, we are able to provide a high density solution that dramatically improves the quality of voice conversations through noise reduction, automatic gain control, noise compression and dynamic speech restoration. Our voice quality systems incorporate monitoring and measurement tools that give telecommunications operators the ability to observe and analyze the performance of their network via direct interaction with our voice quality systems. Our VQS products have been deployed in the networks of over 100 leading wireless and wireline telecommunications operators worldwide.

        Our Voice Quality Systems products include the following:

  •
  Studio Sound. A comprehensive suite of voice quality capabilities for wireless communications incorporated into our Mercury and Sonata systems. Our patented Studio Sound software creates an improved listening environment for all parties in a wireless telephone conversation and is statistically proven to increase customer ratings on overall voice quality. Studio Sound is a key element of our Mercury and Sonata systems and is not offered as a stand-alone product.

  •
  Mercury and Mercury 14K. An echo cancellation system that removes electrical and acoustic echo, incorporates our Studio Sound features, and supports various protocol interfaces in a single package with transmuxing capabilities. Mercury 14K, the latest release, is highly scalable, accommodating up to 14,112 equivalent DS0/E0 channels per shelf.

  •
  Sonata100. A high-density echo cancellation system that dramatically improves the quality of long distance and wireless calls and accommodates up to 500 T1 or E1 lines in a single bay.

  •
  Sonata III. An echo cancellation system that dramatically improves the voice quality of long distance and wireless calls while accommodating up to 192 E1 lines in a single bay.

  •
  e256 Processor Chip. A custom processor that provides high-density echo cancellation with automatic gain control. The processor is designed for suppliers of voice-based components or systems to implement on-board echo cancellation.

  Network Infrastructure

  AccessGate

        Launched in 2003, AccessGate is a wireless access gateway system that utilizes patent pending technology designed to optimize the efficiency of wireless networks. Our technology allows our customers to carry up to twice as much voice and data traffic over backhaul connections in GSM networks, thereby reducing their backhaul expenses without compromising voice or data quality.

        Key features of our AccessGate solution include:

  •
  Low-latency A.bis compression that reduces the amount of bandwidth required to transport GSM voice and data traffic with less than 10 milliseconds of latency;

  •
  Low-latency statistical multiplexing that aggregates 2G, 2.5G, 3G, GSM, time division multiple access (TDMA), code division multiple access (CDMA) and/or enhanced data GSM environment (EDGE) voice and data traffic onto the same T1 or E1 line connection, eliminating the need for multiple connections for the roll-out of advanced technologies;

  •
  Dynamic adaptation to changing networks simplifies management that reduces operating costs by efficiently utilizing existing bandwidth as traffic patterns change on hybrid 2G, 2.5G and 3G networks; and

  •
  Simple software upgrades currently in development that will allow our customers to utilize AccessGate in both current TDM-based backhaul networks and next-generation IP and ATM-based backhaul networks.

  NMS Services

        We offer a complete range of technical, systems and training services to support our customers throughout the product lifecycle including planning and design, evaluation, development and deployment. Our service offerings span basic customer service and support to advanced architecture and system design based on the needs of our customers. Our services include the following:

  •
  Technical Services. A complete range of developer support and maintenance service offerings for our systems building blocks hardware and software products. Our customers may choose the type and level of services they require, from options spanning basic telephone support to premium deployment service agreements.

  •
  Systems Services. A comprehensive set of services covering our VQS, AccessGate, NMS HearSay and MyCaller products that address system-level needs, from initial system configuration and site survey to installation and acceptance testing. We provide engineering and installation as well as ongoing system support, program management, return material authorization for replacement of defective material and problem escalation services.

  •
  Training Services. A professionally developed technical training curriculum for our Open Access and VQS offerings, based on self-contained modules that are created in a standard format with learning objectives, exercises and tests.

Growth Strategy

        Our objective is to be the leading provider of enabling technologies, platforms and systems for telecommunications operators and network equipment and application providers that allow our customers to develop and deploy enhanced services and applications quickly and cost-effectively and improve the quality and efficiency of communications networks. Our strategy for achieving this objective includes the following elements:

        Leverage our existing customer base to introduce new technologies and applications. As telecommunications operators increasingly focus on deploying new enhanced services and underlying network technologies, we intend to leverage our current customer relationships to introduce new technologies and applications. For example, in our platform solutions business, we are adding products designed to support video applications, which we believe represent a large market opportunity. In addition, we believe that many of our current voice quality systems customers are seeking replacement products that embed echo cancellation functionality into mobile switching centers. We have significant expertise in developing embedded voice quality systems and plan to target deployments for these solutions as wireless operators make this transition. We also intend to target cross-selling opportunities with our existing customer base for our new products.

        Focus on wireless telecommunications and other high growth markets.  In addition to adding new technologies and applications to our existing products, we plan to aggressively market our new product platforms designed for wireless operators, NMS HearSay and AccessGate. Our NMS HearSay platform allows us to leverage our traditional systems building blocks business into a complete systems-level enhanced services delivery platform. In collaboration with content and application provider partners, we have been marketing value-added applications, such as MyCaller, to our customer base that will allow them to realize the benefits of deploying the NMS HearSay platform. In addition, we believe our AccessGate wireless gateway system addresses a significant market opportunity for wireless operators to reduce the costs of backhaul transport in their networks, particularly as they upgrade to 3G infrastructure. We intend to leverage the in-network expertise and relationships developed with wireless operators through our voice quality systems business to introduce the AccessGate opportunity.

        Extend our technology leadership.  We have assembled a team of approximately 160 engineers and technical personnel involved in research, design and development of innovative technologies and services. We have over 20 years of experience in the communications industry and have developed significant expertise in voice and media processing, including echo cancellation, background noise suppression, dynamic speech restoration, voice extensible markup language (VXML) technology, speech-based applications, global network interface and protocol technologies, DSP software, and specialized silicon for media processing. We intend to continue investing in our technological expertise in the future.

        Strengthen and expand relationships with strategic customers.  Our customer strategy is to establish and maintain long-term working relationships with leading telecommunications operators and network equipment and application providers. We dedicate sales and technical services personnel to approximately 30 telecommunications operators and 20 network equipment and application providers worldwide. By focusing on large customers, we believe we can address a significant portion of our market opportunity while controlling the cost and complexity of our marketing efforts. We work closely with our customers to design our products to integrate into their offerings. By working with these customers early in their product design and development stages, we can gain valuable insights into future industry requirements and trends.

        Expand market reach and improve coverage through channel partners.  We have increasingly used channel partners to reach a broader market of operators and network equipment and application providers and expand our geographic reach. These channel partners provide support, fulfillment, and credit services to our end-user customers. We intend to continue leveraging the resources of channel partners to extend our global marketing and distribution capabilities, broaden the range of application areas that we address and reach additional vertical market segments.

        Acquire new products and technologies to address selected market opportunities.  We have acquired certain technologies and product lines, such as our voice quality systems, that we believe addressed near-term market opportunities that leveraged our underlying technologies or customer relationships. We continually evaluate acquisitions of companies and technologies that could extend our product offerings, technology expertise, industry knowledge or global customer base.

Customers

        We sell on a direct basis as well as through channel partners (which include value-added resellers, distributors, systems integrators and equipment providers) to telecommunications operators and network equipment and application providers. Our network equipment and application provider customers also sell our products to enterprises. We do not believe that any single end-user customer accounted for more than 10% of 2003 revenues, but two channel partners, Lucent Technologies and Channel Access, a Carlo Gavazzi Group company, represented 15.6% and 12.6%, respectively, of our 2003 revenues. Revenues from customers based outside North America were 47% in 2003, 37% in 2002 and 37% in 2001. The tables below set forth a representative list of our customers and channel partners:

Telecommunications Operators	Network Equipment Providers
Cable and Wireless France Telecom Hutchinson Telecom NTT NTT DoCoMo Nextel Partners Telefonica U.S. Cellular Verizon Wireless	Alcatel Avaya Cisco Systems Comverse Ericsson Fujitsu General Dynamics	Lucent Technologies Motorola NEC Nortel Raytheon Siemens
Channel Partners	Application Providers
Avnet Beijing Linkhead Channel Access Comnet Supply Crystal Group Hagemeyer Lucent Technologies Shenzen Founder	Aspect Communications Cisco Systems Concerto Software Edify Corporation European Computer Telecommunications WiseSpot

Sales and Marketing

        We sell our products on a direct basis as well as through channel partners. Our direct sales and marketing efforts for our three business segments are focused on approximately 30 telecommunications operators and 20 network equipment and application providers. As of December 31, 2003, our sales and marketing organization consisted of 94 employees in 18 offices worldwide, including 51 in North America, 22 in Europe and 21 in Asia. Historically, our direct sales force has been focused on selling systems building blocks offered by our Platform Solutions business to network equipment and application providers. We have recently shifted the focus of our direct sales force to selling more complex system-level products to telecommunications operators and large network equipment providers. As a result, we have recruited channel partners to assume primary responsibility for the sales of our systems building blocks products. In addition to our Platform Solutions business, we also use channel partners to sell products offered by our Voice Quality Systems business in order to reach a broader market, including other network equipment and application providers and telecommunications operators, as well as additional geographies and selected vertical markets like defense and aerospace. In addition to performing a sales and marketing function, these channel partners provide pre- and post-sales support, systems integration, fulfillment and credit services. For 2003, 44% of worldwide total company revenues were generated by direct sales, with 56% coming through channel partners.

        Our marketing strategy consists of three primary methods to increase awareness and create demand for our offerings. Our public relations efforts are focused on industry-related media relationships, which increase general awareness of our business and products, and industry analysts who can act as independent references and provide opinions on our technologies. With our direct marketing effort, we target specific audiences with a variety of promotional materials consisting of mostly web-based communications. We also participate in selected industry trade shows.

Manufacturing

        We utilize third-party contract manufacturing partners to assemble all of our systems building blocks and other product offerings. Through a supply agreement, we outsource the manufacturing and order fulfillment of all printed circuit board products and subassemblies to Plexus Corp., a provider of advanced electronics design, testing and manufacturing services. Teradyne Corporation, a leading provider of advanced interconnection systems, manufactures our wire frame equipment.

        We seek to use industry-standard components for our products. Many of these components are generally available from multiple suppliers, including our current supplier, Texas Instruments Inc. However, we also use certain custom integrated circuits and other devices in our products that are sourced from a single supplier, Agere Systems Inc. Although we believe we could develop other sources for each of these custom devices, the process could take several months. The manufacturing processes for our products are designed to comply with Federal Communications Commission (FCC), Canadian Standards Association (CSA) and Underwriters Laboratories (UL) safety requirements and to IPC-610 standards of assembly workmanship. Additionally, we maintain a formal product-specific structure for all required international regulatory and compliance testing. Consistent with our commitment to provide the highest quality products and services to our customers, in 2002 we received ISO 9001:2000 certification. This certification includes all design and development activities.

Research and Product Development

        We believe that the extension and enhancement of existing products, the development of new products and the development of open technologies proprietary to us are critical to our future success. Therefore, we undertake direct research and development, engage in joint product development with selected partners and participate in the development of industry standards where appropriate. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP. During 2003, 2002 and 2001, we spent $30.3 million, $38.2 million and $37.2 million, or 35%, 37% and 46%, respectively, of our revenue, on research and development. As of December 31, 2003, our current product development is conducted by 130 employees located at our headquarters in Framingham, Massachusetts, and at our offices in Red Bank, New Jersey, Schaumburg, Illinois, and St.-Hubert, Quebec.

Intellectual Property

        Our success depends in part on proprietary technology and know-how. We rely primarily on a combination of trade secret and copyright laws and restrictions on access to protect our trade secrets and proprietary rights. We hold several issued patents. In addition, we have filed a patent application relating to our AccessGate technology, which, we believe, will be of strategic importance to our business if issued. We distribute our software products under license agreements, which grant customers a non-exclusive license to use the software and contain certain terms and conditions prohibiting its unauthorized reproduction or transfer. We enter into confidentiality agreements with our suppliers and customers when we disclose proprietary information to them. In addition, we enter into confidentiality agreements and assignment of invention agreements with our employees and consultants. Despite these precautions, unauthorized third parties may copy aspects of our products or obtain information that we regard as proprietary. We believe that our products and technology do not infringe on any existing proprietary rights of others.

        We depend on development, supply, marketing, licensing and other relationships with companies for complementary technologies necessary for us to offer a broad range of products. These relationships are generally non-exclusive and run for a finite term.

        We believe that, due to the rapid pace of innovation within the industry in which we participate, factors such as the technological and creative skills of our personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the legal protections for technologies conferred by intellectual property laws.

Competition

        Competition in the high growth markets that we target for our products is intense and diverse. There is always the potential for new competitors to enter the markets we serve in the future. A significant number of our target customers, both telecommunications operators and network equipment and application providers, currently use in-house development to provide products and solutions similar to our offerings. While we must compete against these companies' in-house efforts, we believe that a trend towards outsourcing this type of development will continue to broaden our market opportunity. Current competitors for our product areas include:

  Platform Solutions:

  Open Access—AudioCodes Ltd., Brooktrout, Inc., and Intel Corporation (through its Networking and Communications Division)

  NMS HearSay—Comverse Technology, Inc., Unisys Corporation, Hewlett-Packard Company, IBM, and Intervoice, Inc.

  MyCaller—Comverse's FunDial product and Widerthan.com's COLORing product

  Voice Quality Systems:

  Ditech Communications Corporation and Tellabs, Inc.

  Network Infrastructure:

  The only current direct competitor to our wireless access gateway is Celtro Inc. Groomer products such as those offered by Eastern Research and Carrier Access have a subset of the functionality of our wireless access gateway system.

        We believe that the key competitive differentiators in these markets include product quality and functionality, ease-of-use, integration capabilities, price performance, cost of ownership, speed of deployment and installation and technical support and service.

Employees

        As of December 31, 2003, we had 332 full-time employees, consisting of 65 in sales, 29 in marketing and business development, 130 in research and development, 33 in services, 25 in operations and 50 in administration and finance. None of our employees are represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

Additional Information

        We maintain a website with the address www.nmscommunications.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our proxy statements, registration statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our SEC filings are also available over the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file by visiting the SEC's public reference rooms in Washington, D.C. and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms.

Forward-Looking Information

        This Form 10-K includes and incorporates by reference forward-looking statements that involve substantial risks and uncertainties and are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would," "intends," "estimates," "predicts," "potential," "continue" and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Operating Results" below, as well as other risks and uncertainties referenced in this Form 10-K. We do not assume any obligations to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results.

        Sometimes we communicate with securities analysts. It is against our policy to disclose to analysts any material non-public information or other confidential commercial information. You should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. If reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility.

Factors That May Affect Future Operating Results

        The risks presented below may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industry in which we compete is very competitive and changes rapidly. Sometimes new risks emerge, and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

We have experienced recent operating losses and may not become profitable.

        We experienced operating losses in each of the last five fiscal years. These operating losses have adversely affected our working capital, total assets and stockholders' equity. Our operating plan has established a cost structure that, based on expected revenues, targets operating income break-even for the first quarter of 2004. If revenues do not increase in accordance with our current expectations, or if expenses are greater than we anticipate, we may continue to experience losses. Continuing losses could force us to curtail our operations or otherwise adversely affect our business.

Our operating results fluctuate and are difficult to predict, which could cause our stock price to decline.

        Our revenues and net income, if any, in any particular period may be lower than revenues and net income, if any, in a preceding or comparable period. Factors contributing to fluctuations, some of which are beyond our control, include:

  •
  fluctuations in our customers' businesses;

  •
  demand for our customers' products that incorporate our products;

  •
  timing and market acceptance of new products or enhancements introduced by us or our competitors;

  •
  availability of components from our suppliers and the manufacturing capacity of our subcontractors;

  •
  timing and level of expenditures for sales, marketing and product development;

  •
  changes in the prices of our products or of our competitors' products; and

  •
  general industry trends.

        In addition, we have historically operated with no significant backlog and a customer order pattern that is skewed toward the later weeks of the quarter. Any significant deferral of orders for our products would cause a shortfall in revenues for the quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, our common stock price may decline substantially.

        Higher average selling prices and installation obligations for our products stemming from our offering of systems may result in sharper fluctuations in our financial results in any particular quarter as the delay of any given sale or installation will have a greater impact on our revenues from period to period. We may receive one or more large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, our revenues may vary significantly from quarter to quarter.

We may not be able to raise additional financing for our future capital needs on favorable terms, or at all, which could limit our ability to continue our growth and to repay our outstanding obligation under our convertible notes.

        We may need to raise additional capital in the future to continue our growth and to repay the remaining outstanding obligation under our convertible subordinated notes maturing in October 2005. As of December 31, 2003, there was $57.7 million of principal remaining to be paid. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms, or at all. This could inhibit our growth, increase our financing costs and result in our inability to pay the remaining outstanding obligation under our notes.

The telecommunications industry may not emerge from the slowdown of the past three years, which could limit our ability to achieve anticipated revenue levels.

        For the last several years, the telecommunications industry has experienced a severe slowdown characterized by economic uncertainty and substantial curtailment of infrastructure development and related capital spending. These broad-based industry conditions have contributed to our operating losses and reduced our ability to forecast future operating results. There is continued uncertainty as to the future spending patterns of telecommunications operators and the other enterprises that are the end-users of our products. If the adverse economic conditions in our industry were to continue or worsen, we may experience additional adverse effects on our revenues, net income and cash flow.

The markets we target may not develop in the manner or at the growth rate that we anticipate, which could limit our future revenues and harm our business.

        We currently operate in three areas of the communications market: mobile and IP-based enhanced services; voice quality systems for the global wireless market; and wireless access gateways. Although we expect growth in these areas, each of these market areas is characterized by emerging product categories and rapid technological change, and we may fail to generate demand for our products at the levels we anticipate, which could limit our future revenues and harm our business.

We have launched a significant initiative involving new markets, products and sales and marketing strategies but may not be successful with this initiative, which could result in reduced revenues and/or increased expenses.

        Historically, our direct sales force has been focused on selling systems building blocks to network equipment and application providers. We have recently shifted the focus of our sales force to selling more complex system-level products to telecommunications operators and large network equipment providers. These are more complex sales with a longer sales cycle. In order to succeed in this initiative, we must be successful in selling to our customers' laboratories for evaluation and field trial, to their purchasing decision-makers, to their new services decision-makers, and to the appropriate network operations staff in order to achieve customer acceptance of our systems products. Repeated customer acceptance is required to achieve market acceptance of our systems offerings. There can be no assurance that we will be successful at implementing our initiatives, and if we fail, our revenues could be reduced and/or our expenses increased.

We are dependent on channel partners to sell a substantial portion of our revenues and on other third parties to perform other functions important to our business.

        In concert with our greater emphasis on systems offerings, we shifted the primary sales method of our systems building blocks to indirect sales through channel partners and network equipment providers. These channel partners are companies in the business of reselling communications products like those we produce to application developers, systems integrators and others. In the past, we have sold the vast majority of these products directly with our own sales force. As a result, we are increasingly reliant on the effectiveness of channel partners' and network equipment providers' sales, marketing, and distribution capabilities to generate and fulfill demand for our products. In 2003, 56% of our revenues was attributable to channel partners.

        We are also increasingly reliant on strategic alliances with hardware, software, technology, application, and content partners to bring our offerings to market and to reach targeted customers.

        Similarly, we have outsourced maintenance and technical support of our systems building blocks products to external suppliers. We are increasingly reliant on these outsource partners, therefore, to maintain the quality of our systems building blocks products and to provide timely and effective technical support to a segment of our customer base. Moreover, we do not control the amount of resources that these outsource partners commit to marketing our products or products incorporating our technologies or performing these other functions. If they do not commit sufficient resources to these activities, our revenues could suffer.

Our revenue growth depends significantly on the timely development and launch of new products and product enhancements, and we cannot be sure that our new products will gain wide market acceptance.

        The communications industry is characterized by rapid technological change, which requires continual development and introduction of new products and product enhancements that respond to evolving market needs and industry standards on a timely and cost-effective basis. Successfully developing new products requires us to accurately anticipate technological evolution in the communications industry as well as the technical and design needs of our customers. In addition, new product development and launch require significant commitments of capital and personnel well in advance of when they can be expected to result in revenue. We are continuing to invest significant research and development resources into new product categories, including voice applications and IP infrastructure, and supporting technologies. The market acceptance and commercial viability of these new product categories have not been proven. Failure to successfully update and enhance current products and to develop and launch new products would harm our business.

        We have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. These delays have led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenues than anticipated. Our failure to timely introduce a new product or product enhancement could harm our reputation with our customers or reduce demand for that product, which could harm our business.

The markets we serve are highly competitive, and we may be unable to compete effectively, which could adversely affect demand for our products.

        There are numerous companies currently marketing products that compete directly with our products. Moreover, our competitors and customers may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. Moreover, many of our competitors have significantly greater financial resources than we do and therefore are better able to invest in the research and development activities necessary to bring innovative new products to market. By focusing all of their efforts on a specific niche of the market, some of our competitors may succeed in introducing products that change the competitive dynamic in that market niche and adversely affect demand for our products. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Many of our competitors have well-established relationships with our existing and prospective customers, including those on which we have focused significant sales and marketing efforts. These competitive factors could render one or more of our products obsolete, which would adversely affect our revenues.

Internal development efforts by our customers may adversely affect demand for our products.

        Many of our customers, including the large network equipment and application providers on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These organizations often consider in-house development of technologies and products as an alternative to doing business with us. We cannot be certain that these customers will resolve these "make-buy" decisions in favor of working with us, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. If our customers choose to produce internally rather than purchase from us, it will decrease the size of the market for our products.

Offering to sell system-level products that compete with the products manufactured by our customers could negatively affect our business.

        We have broadened our product offerings from systems building blocks to subsystems and platforms, as well as full systems. These products could compete with products offered by some of our customers. These customers could decide to decrease purchases from us because of this competition. This could result in a material adverse effect on our results of operations.

Our products typically have long sales cycles, causing us to expend significant resources before achieving agreements, "design wins" or "successful trials" and recognizing revenue.

        The length of our sales cycle typically ranges from six to 18 months and varies substantially from customer to customer. Prospective customers generally must commit significant resources to test and evaluate our products and integrate them into their operating environment or product offering. This evaluation period is often prolonged due to delays associated with approval processes that typically accompany the design and testing of new communications equipment by our customers. In addition, the rapidly emerging and evolving nature of the markets in which our customers and we compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after we achieve an agreement, "design win" or "successful trial" and our product is expected to be utilized in a product or service offering being developed by our customer, the timing of the development, introduction and implementation of the product is controlled by, and can vary significantly with the needs of, our customers and may exceed several months. This complicates our planning processes and reduces the predictability of our revenues. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may fail to achieve our revenue goals.

Our three-year supply agreement with Lucent ends in December 2004, and we may not be able to compensate for revenue from that source.

        As part of our acquisition of Lucent's voice quality business in December 2001, we entered into a three-year supply agreement with Lucent in which Lucent agreed to purchase from us, on an exclusive basis for Lucent's resale purposes, any of our products that Lucent requires which incorporate the acquired voice quality products. Lucent incorporates our products into products it markets to others. The supply agreement gives Lucent the right to extend for a 12-month period on a non-exclusive basis, and after that, as mutually agreed. We have opened discussions with Lucent regarding extension of the supply agreement. We are relying on sales to Lucent to continue to generate a significant portion of our near-term revenue for such products and have incorporated this expectation in our operating plan.

Revenues from Lucent for the year ended December 31, 2003 were approximately 15.6% of our total revenues. Accordingly, any delays, reductions or other disruptions in Lucent's purchasing volume, any significant disputes we might become involved in regarding our commercial relationship with Lucent or a termination of this supply agreement would have a significant and material adverse effect on our revenues.

We rely on third parties to assemble, and in certain cases, to ship, distribute and install our products, which could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products.

        We do not have in-house manufacturing capabilities and currently rely on third-party contract manufacturers to assemble our systems building blocks and systems. Our manufacturing requirements are primarily fulfilled by Plexus Corp. In addition, Plexus ships some of our products directly to our customers from its fabrication facility. Our supply agreement with Plexus expires in October 2004 but automatically extends for a one-year period unless either party gives notice 120 days prior to expiration. We also rely on other third parties to provide distribution and installation services. This reliance could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products. Any problems that occur and persist in connection with the manufacture, delivery, quality or cost of the assembly of our products could affect our ability to ship product and recognize revenue, harm our relationship with our customers and harm our business.

We depend on sole source suppliers for certain components used in our products; any interruption in our supplies could harm our business.

        We rely on vendors to supply components for our products, and we rely on sole source suppliers for certain custom integrated circuits and other devices that are components of one or more of our products. In particular, Texas Instruments is our sole source for the DSPs used in many of our products and customarily requires order lead times of 12 to 14 weeks or more to ensure delivery in desired quantities. In addition, Agere Systems, Inc. is our sole source supplier for integrated circuit components used in many of our products and customarily requires order lead times of 13 weeks or more. Neither Texas Instruments nor Agere is under a contractual obligation to supply us with our needs for these devices. An interruption in supply from or a termination of the relationship with either Texas Instruments or Agere would disrupt production, thereby adversely affecting our ability to deliver products to our customers and record associated revenues. Converting to an alternative source for key components could require a large investment in capital and manpower resources and might cause significant delays in introducing replacement products. Although we believe we could identify alternative sources for all of our components, that process could take several months, and any interruption in our supplies could harm our business. Additionally, our agreement with Plexus specifies that if Plexus's inventory related to manufacture of our products is not turned eight times per year, we are required to purchase enough inventory to bring Plexus up to eight turns. This is assessed on a quarterly basis.

We do not obtain binding purchase commitments from our customers and rely on projections prepared by our customers in assessing future demand for our products.

        Our volume purchase agreements, pursuant to which we sell products, do not require our customers to purchase any minimum number of products. Therefore, there can be no assurance that these agreements will result in purchase orders for our products. After we begin receiving initial orders for a product from a customer, we rely heavily on the customer's projections as to future needs for our product, without having any binding commitment from the customer as to future orders. Because our expenses are based on forecasting of future orders, a substantial reduction or delay in orders for our products from our customers could harm our business.

We may acquire other businesses or technologies; if we do, we may be unable to integrate them with our business or our financial performance may suffer.

        If we are presented with appropriate opportunities, we may acquire businesses or technologies. We may not be able to identify, negotiate, or finance any future acquisition successfully. If we engage in an acquisition transaction, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities, or create additional expenses related to amortizing intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our net income.

We may be unable to attract and retain management or key personnel we need to succeed.

        The loss of any of our senior management or key technical, sales or marketing personnel, particularly if lost to competitors, could harm our business. Our future success will depend in large part on our ability to attract, retain and motivate highly skilled employees.

We may not be able to adequately protect our intellectual property, which may facilitate the development of competing products by others.

        We rely on a combination of trade secret and copyright laws, restrictions on disclosure, and patents to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, third parties may copy or otherwise obtain and use our products or technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. If we fail to adequately protect our intellectual property rights, it will be easier for our competitors to sell competing products.

Our products may infringe on the intellectual property rights of third parties, which may result in lawsuits and prohibit us from selling our products.

        There is a risk that third parties have filed or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert patent or other intellectual property rights to technologies that are used in our products or are otherwise important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products or other proprietary rights. We generally undertake to indemnify our customers against intellectual property infringement claims asserted against them with respect to the products we sell to them. Any claims against us or customers that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license from the parties claiming the infringement. If we are unable to obtain a license, we may be unable to market our affected products. Limitations on our ability to market our products and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement could harm our business.

Defects in our products or problems arising from the use of our products together with other vendors' products may seriously harm our business and reputation.

        Products as complex as ours may contain known or undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve errors before implementation, our products are not error-free. These errors or performance problems could result in lost revenues or customer relationships and could be detrimental to our business and reputation generally. Additionally, reduced market acceptance of our services due to errors or defects in our technology would harm our business by reducing our revenues and damaging our reputation. In some of our contracts, we have agreed to indemnify our customers against certain liabilities arising from defects in our products, but we do not carry insurance policies covering this type of liability. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when a problem occurs in the network, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations problems. To date, defects in our products or those of other vendors' products with which ours are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative effect will not occur in the future.

Because we derive a significant portion of our revenues from international sales, our business could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

        Sales to customers outside North America accounted for approximately 47% of our revenues in 2003, and we believe a material portion of our domestic sales results in the use of our products outside North America. Because of our dependence upon international sales, we are subject to a number of risks, including volatility in currency exchange rates, political and economic instability in other countries, the imposition of trade and tariff regulations by foreign governments and the difficulties in managing operations across disparate geographic areas. These or other factors may limit our ability to sell our products in other countries, which could have a material adverse effect on our business, financial condition and operating results.

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

        Provisions of Delaware law and our corporate documents may make it difficult and expensive for a third party to remove our board of directors or management or to acquire us. For example, our certificate of incorporation provides for the election of members to our board of directors for staggered three-year terms, we have adopted a shareholder rights plan, and under the indenture related to our notes, we are unable to sell our business or our assets without the consent of the debt holders. The existence of these anti-takeover provisions may substantially impede the ability of a third party to acquire control of us or accumulate large blocks of our common stock, which may adversely affect our stock price.

ITEM 2. PROPERTIES

        We lease two facilities totaling approximately 145,000 square feet for our corporate headquarters in Framingham, Massachusetts. The leases on these facilities expire in May 2012.

        We lease facilities in Red Bank, New Jersey and Schaumburg, Illinois, in which we conduct design and engineering operations. We own a facility in St.-Hubert, Quebec that is also used to conduct design and engineering operations. We also lease a facility in Chaville, France that serves as our European sales and service headquarters. In addition, we have short-term leases for 8 sales offices throughout North America, Europe and Asia.

        We believe our facilities are adequate for our current needs and that we will be able to secure suitable space as needed in the future.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we are a party to various legal proceedings incidental to our business. We have no material legal proceedings currently pending, except as described below:

        We are the defendant in an action by Connectel, LLC initially filed in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of our products infringe upon two related United States patents owned by it and seeks injunctive relief and damages in an unspecified amount. The patents relate to a specific routing protocol. In December 2002, the parties participated in a hearing before the court, pursuant to which the judge will construe certain patent claims. We are awaiting the judge's opinion. We have reviewed the allegations with our patent counsel and believe that none of our products infringe upon the patents. We are defending the claim vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our common stock is quoted on the NASDAQ National Market under the symbol "NMSS." The table below shows the high and low sale prices per share of our common stock, as reported on the NASDAQ National Market, for the periods indicated.

Year Ended December 31, 2002	High	Low
First Quarter	$6.53	$3.36
Second Quarter	5.39	1.45
Third Quarter	2.21	1.17
Fourth Quarter	2.45	0.95
Year Ended December 31, 2003
First Quarter	$2.10	$1.35
Second Quarter	2.12	0.70
Third Quarter	2.75	1.52
Fourth Quarter	6.66	2.15

        As of February 24, 2004, we had approximately 231 stockholders of record of our common stock.

Dividend Policy

        We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Issuance of Unregistered Securities

        We acquired Inno Media Logic Company (IML) of St.-Hubert, Quebec in July 2000 for a combination of cash and stock. We and our wholly owned Canadian subsidiaries issued to the stockholders of IML 982,296 shares of our common stock and shares exchangeable into an additional 1,653,004 shares of our common stock. As of December 31, 2003, an aggregate of 1,225,374 additional shares of our common stock had been issued in exchange for exchangeable shares. The shares of our common stock and the exchangeable shares were issued, as to acquirers in the United States, in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 (the Act) and, as to acquirers outside the United States, pursuant to Regulation S under the Act. We registered on Form S-3 under the Act, effective August 25, 2000, for public sale in the United States, all the shares of our common stock which were or are to be issued to the former shareholders of IML.

ITEM 6. SELECTED FINANCIAL DATA

        Components of selected financial information consist of the following:

	Year Ended December 31,
	1999	2000	2001	2002	2003
	($ In thousands, except per share data)
Revenues	$79,476	$134,612	$80,984	$102,693	$87,147
Gross profit	47,956	78,798	39,630	44,907	38,796
Operating loss	(17,869)	(35,318)	(150,527)	(120,106)	(54,332)
Loss before income taxes	(17,688)	(26,871)	(141,271)	(99,975)	(55,891)
Income tax expense (benefit)	1,000	780	1,387	(1,436)	115
Net loss	(18,688)	(27,651)	(142,658)	(98,539)	(56,006)
Net loss per share:
Basic and diluted	$(0.81)	$(0.83)	$(3.90)	$(2.73)	$(1.54)
Weighted average common shares used in computing net loss per share:
Basic and diluted	22,965	33,147	36,551	36,069	36,430
	December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Total assets	$70,709	$498,778	$319,105	$155,083	$86,328
Long-term debt	306	175,000	128,432	69,067	57,742

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. Our products, which include systems building blocks, a services delivery system, voice quality systems and a wireless access gateway, address a wide range of our customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use our products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use our products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. We sell our products worldwide through our direct sales force as well as through channel partners. Our customers include leading telecommunications operators and network equipment and application providers such as Verizon Wireless, Cable & Wireless, France Telecom, Telefonica, Nextel Partners, U.S. Cellular, Alcatel, Avaya, Ericsson, Lucent Technologies, Motorola, Siemens and Aspect Communications.

        In the third quarter of 2003, we merged our Network Solutions business unit into our Platform Solutions business unit. Our three business segments are now comprised of the Platform Solutions (PS) business unit, the Voice Quality Systems (VQS) business unit and the Network Infrastructure (NI) business unit. The PS business unit consists of products and services, which we refer to as systems building blocks, that provide connectivity to communications networks, call processing, real-time media processing, APIs and other application development software tools. Also included in this business unit are a multi-application enhanced services delivery system and a wireless entertainment offering. The

VQS business unit consists of our voice quality enhancement and echo cancellation products, systems and services. The NI business unit consists of our wireless access gateway product, AccessGate, that can dramatically lower carriers' operating expenses in TDMA, GSM, universal mobile telecommunications system (UMTS) and EDGE networks by reducing the number of radio access network leased lines through advanced optimization techniques, without affecting voice and data quality.

        The downturn in the telecommunications industry, which began in late 2000, continued through fiscal year 2003. As a result of the unfavorable economic conditions and continued weakness in capital spending by telecommunications operators and enterprises, our revenues declined 15% from $102.7 million in 2002 to $87.1 million in 2003. Revenues from our VQS offerings declined by 29% from 2002 to 2003 and revenues from our PS offerings declined by 10% from 2002 to 2003. Geographically, revenues from North American customers decreased 28%, while revenues from international customers increased 7% from 2002 to 2003. Despite the year-over-year revenue decline in 2003, we had four consecutive quarters of sequential growth in revenue during the year.

        Over the past three years, we responded to the decline in revenues by taking actions to realign our business with changes in the industry and our expectations for the future, while at the same time, continuing to invest in new and enhanced product offerings.

        In an effort to reduce our operating expenses and align our workforce with revenue expectations, over the last three years we engaged in restructuring efforts resulting in the recording of restructuring and other related charges. Additionally, in accordance with FAS 142, "Financial Accounting and Reporting for Acquired Goodwill and Other Intangible Assets", and FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," over the same period we recorded impairment charges related to the goodwill, intangible and tangible assets associated with the VQS, MessageMachines, Inc. ("MMI," part of the PS business unit) and Mobilee Inc. ("Mobilee," part of the PS business unit) acquisitions. Our restructuring actions and impairments have resulted in reducing our quarterly operating expenses.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue Recognition.  We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and related interpretations. SOP 97-2 requires that revenue be allocated to each element of an arrangement based on objective evidence that is specific to the Company. If evidence of fair value for each element of the arrangement, or for each of the undelivered elements, does not exist, all revenue for the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

    Revenue from product sales is generally recognized upon shipment providing that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and title and risk of loss have passed to the customer. If a future obligation to install the system or to obtain customer acceptance exists, revenues are deferred until this obligation has been met. We also sell products through channel partners, including resellers and distributors. For products sold through these channel partners, revenue is generally recognized when the reseller or distributor sells the product to an end-user, upon cash receipt, or upon receipt of a letter of credit. We do offer quarterly return rights to a limited number of channel partners that allow the channel partner to rotate a percentage of its inventory based on its prior quarter purchases. We provide for these return rights each quarter in an amount equal to estimated returns. We do not offer rights of return on sales made through our direct sales force.

    Our products are generally shipped together as a bundled hardware and software solution. We offer a warranty on all of our products that generally provides for us to repair or replace any defective product within 18 to 24 months of the invoice date. Based upon historical experience and expectation of future conditions, we reserve for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. Our warranty accrual and provisions are immaterial for all periods presented.

    Shipping and handling fees, if any, billed to customers are recognized as revenue. The related costs are recognized in cost of revenues.

    Service revenue represented 8.4%, 7.5% and 8.6% of revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Service revenue is primarily comprised of engineering services and technical support services. Engineering services consist of hardware and/or software customization projects provided to customers through contracts. We recognize revenue for non-recurring engineering services based on the percentage-of-completion method for fixed fee contracts and as the services are performed for time and materials contracts. Technical support services, which are sold separately from products, consist of on-site support, telephone support, system hosting and training. We recognize revenue for technical support services ratably over the contractual period or as services are provided, based on the nature of the service.

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

  •
  Inventories.  We value our inventories at the lower of cost (first-in, first-out method) or market. We regularly review our inventories and record reserves for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 months.

  •
  Long-lived Assets and Goodwill.  We review long-lived assets, goodwill and intangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

    In performing this assessment, we assign long-lived assets, goodwill and intangible assets to reporting units and then perform a two-step analysis to test for impairment. The first step is used to identify a potential impairment loss by comparing the estimated undiscounted cash flows to be generated from the assets of each reporting unit to the unit's carrying value. In assessing the recoverability of these assets, we must project cash flows that are based on various operating assumptions such as revenue budgets and forecasts, projected expenditures and terminal value of each reporting unit. We develop these cash flow projections on a periodic basis and continuously review the projections based on actual operating trends and economic developments around the globe and within the telecommunications industry in particular.

    The second step is used to measure the amount of an impairment loss, if any, by comparing the fair value of the reporting unit's assets, including goodwill, with the carrying value of the reporting unit's assets. If the carrying value of the reporting unit's assets is greater than the fair value of its assets, including goodwill, an impairment loss must be recognized for the excess.

    As of December 31, 2003, there was no goodwill or intangible assets on our balance sheet.

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

  •
  Restructuring and Other Related Charges.  Costs associated with exit activities are recognized at their fair value in the period in which the liability is incurred. Both the fair value as well as the date on which the liability is incurred are subject to assumptions and estimates. If actual results of any of these assumptions or estimates were to exceed or not meet our expectations in the future, we may need to adjust certain restructuring and other related charges in future reporting periods, resulting in increased or decreased operating expense.

  •
  Accounting for Acquisitions.  We account for acquisitions using the purchase method. In connection with the application of the purchase method, management makes certain estimates regarding the value of tangible and intangible assets acquired and liabilities assumed based on information gathered from internal and external sources.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of revenues.

	Year Ended December 31,
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	51.1	56.3	55.5

Gross profit	48.9	43.7	44.5
Operating expenses:
Selling, general and administrative	106.6	53.9	43.1
Research and development	45.9	37.2	34.8
Impairment charges	68.6	64.7	21.0
Restructuring and other related charges	13.6	4.9	8.0

Total operating expenses	234.7	160.7	106.9

Operating loss	(185.8)	(117.0)	(62.4)
Other income (expense), net	11.3	19.6	(1.7)

Loss before income taxes	(174.5)	(97.4)	(64.1)

Income tax expense (benefit)	1.7	(1.4)	0.1

Net loss	(176.2)%	(96.0)%	(64.2)%

        Revenues.  Revenues consist primarily of product sales and, to a lesser extent, sales of services provided to our customers by our PS and VQS business units. The PS business unit revenues consist of sales of our systems building block products and services as well as NMS HearSay products. Future MyCaller revenues, if any, will be recorded as PS business unit sales. The VQS business unit revenues consist of sales of our voice quality enhancement and echo cancellation products, systems and services. The NI business unit revenues consist of our wireless access gateway product and services.

        Cost of revenues.  Cost of revenues consists primarily of product cost, cost of services provided to our customers, overhead associated with testing and fulfillment operations and the amortization of acquired completed technology.

        Selling, general and administrative expenses.  Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities, amortization of intangible assets and non-cash compensation and other general corporate expenses.

        Research and development expenses.  Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

        Impairment charges.  Impairment charges consist of the reduction to fair value of the goodwill, tangible and intangible assets related to our acquisitions.

        Restructuring and other related charges.  Restructuring charges consist of involuntary severance related costs, legal and placement costs, facility closures or downsizing and disposal of excess or unused assets.

        Other income (expense), net.  Other income (expense), net consists primarily of interest expense, interest income, gains realized on the repurchase of convertible debt and foreign currency translation gains and losses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

	Year Ended December 31,
	2002		2003
	Amount	% of total	Amount	% of total	Change
	($ In millions)		($ In millions)
PS	$73.8	71.9%	$66.5	76.4%	(9.8)%
VQS	28.9	28.1	20.5	23.5	(29.1)
NI	0.0	0.0	0.1	0.1	—

Total revenues	$102.7	100.0%	$87.1	100.0%	(15.1)

        Total revenues of $87.1 million for the year ended December 31, 2003 decreased 15.1% from $102.7 million for the year ended December 31, 2002. PS revenues of $66.5 million for 2003 decreased 9.8% from $73.8 million for 2002. VQS revenues of $20.5 million for 2003 decreased 29.1% from $28.9 million for 2002. VQS revenue for 2003 included a $3.1 million software royalty fee from Lucent compared to $0.4 million for 2002. NI revenue was $0.1 million for 2003 and $0.0 in 2002. The decrease across the PS and VQS business units was primarily attributable to continued softness in capital spending by enterprise and telecommunications operators in North America. Revenues improved sequentially during the course of 2003 on an aggregate basis, including year-over-year improvements in the fourth quarter, but full year results still reflected a more constrained spending environment than in 2002.

	Year Ended December 31,
	2002		2003
	Amount	% of total	Amount	% of total	Change
	($ In millions)		($ In millions)
North America	$64.6	62.9%	$46.6	53.5%	(27.9)%
International	38.1	37.1	40.5	46.5	6.6

Total revenues	$102.7	100.0%	$87.1	100.0%	(15.1)

        Revenues from international customers of $40.5 million for 2003 increased 6.6% from $38.1 million for 2002 and represented 46.5% and 37.1% of total revenues for the years ended December 31, 2003 and 2002, respectively. The increase in revenues from international customers, as a percentage of total revenues, was primarily due to the early adoption of enhanced services in Asia and Europe combined with the softness in the North American market.

        Revenues from Lucent, our primary VQS reseller to telecommunications operators, represented 15.6% and 27.4% of total revenues for 2003 and 2002, respectively. Revenues from Channel Access, a

Carlo Gavazzi Group company and our primary PS channel partner in North America, represented 12.6% in 2003 and less than 10% of total revenues in 2002.

        We do not believe that any single end-user customer accounted for more than 10% of revenues for the year ended 2003 or 2002.

Gross Profit

	Year Ended December 31,
	2002	2003
	($ In millions)
Revenues	$102.7	$87.1
Cost of revenues	57.8	48.3

Gross profit	$44.9	$38.8

As a percentage of revenues	43.7%	44.5%

        Gross profit for 2003 of $38.8 million decreased 13.6% from $44.9 million for 2002. Gross profit represented 44.5% and 43.7% of revenues for 2003 and 2002, respectively. Our cost of revenues for 2003 consisted primarily of product cost of $25.8 million, cost of services provided to our customers of $7.3 million and overhead associated with testing and fulfillment operations of $6.9 million. Additionally, included in cost of revenues for 2003 were $0.6 million and $0.3 million of completed technology amortization related to the VQS and MMI acquisitions, respectively, and $5.3 million, $1.5 million and $0.6 million in impairment charges to reduce the carrying value of completed technology related to the VQS, MMI and Mobilee acquisitions, respectively.

        Included in cost of revenues for 2002 were $2.9 million of completed technology amortization related to the VQS, Mobilee, MMI and IML acquisitions, $1.2 million inventory fair value adjustment related to the VQS acquisition and $6.0 million for the impairment of completed technology related to the VQS and IML acquisitions.

Selling, General and Administrative

	Year Ended December 31,
	2002	2003
	($ In millions)
Selling, general and administrative	$55.4	$37.6
As a percentage of revenues	53.9%	43.1%

        Selling, general and administrative expenses of $37.6 million for 2003 decreased 32.1% from $55.4 million for 2002. Selling, general and administrative expenses represented 43.1% and 53.9% of total revenues for 2003 and 2002, respectively. The primary reason for the decrease in selling, general and administrative expenses was the realization of significant cost reductions resulting from the reductions in force that occurred during 2002 and 2003. Additionally, amortization of intangible assets and non-cash compensation expense related to the IML and VQS acquisitions decreased $6.0 million due to impairment charges taken during 2002 and 2003.

        Included in selling, general and administrative expenses for 2003 were $1.1 million of amortization of intangible assets related to the VQS acquisition and $1.0 million of non-cash compensation expense related to the VQS and IML acquisitions.

        Included in selling, general and administrative expenses for 2002 were $4.7 million of amortization of intangible assets related to the VQS and IML acquisitions and $3.4 million of compensation expense related to the VQS, Mobilee, IML and MMI acquisitions.

Research and Development

	Year Ended December 31,
	2002	2003
	($ In millions)
Research and development	$38.2	$30.3
As a percentage of revenues	37.2%	34.8%

        Research and development expenses of $30.3 million for 2003 decreased 20.6% from $38.2 million for 2002. Research and development expenses represented 34.8% and 37.2% of total revenues for 2003 and 2002, respectively. The decrease was primarily due to cost reductions from reductions in force in 2002 and 2003.

Impairment Charges

	Year Ended December 31,
	2002	2003
	($ In millions)
In cost of revenues:
Acquired completed technology from IML, Mobilee, MMI and VQS	$6.0	$7.4

In operating expenses:
Goodwill and intangible assets related to IML, MMI and Mobilee	36.4	10.3
Fixed assets associated with the VQS and PS business units	—	4.0
Goodwill and intangible assets related to VQS	30.1	4.0

	66.5	18.3

Total impairment charges	$72.5	$25.7

        During 2003, we recorded impairment charges totaling approximately $25.7 million, based on the declining historical and forecasted operating results as they related to earlier estimates. The value of goodwill and intangible assets related to MMI, Mobilee and the VQS business unit had decreased. Based on the results of the impairment analyses performed on the goodwill and intangible assets, these assets were written down to their estimated fair value.

        The total impairment charge included $10.3 million to reduce the carrying value of the goodwill and indefinite-lived intangible assets related to the MMI and Mobilee acquisitions to estimated fair value. This charge is included in the consolidated statement of operations under "Impairment charges" for 2003.

        The balance of the 2003 impairment charge of $8.0 million resulted from a reduction in the carrying values of the amortizable intangible assets related to the VQS, MMI and Mobilee acquisitions. Of these costs, $3.9 million was related to the reduction in carrying value of a VQS supply agreement and $0.1 million was related to the reduction in carrying value of VQS trademarks and patents. These charges are included in "Impairment charges" in the statement of operations for 2003. As part of the impairment charge, fixed assets associated with the VQS and PS business units were written down to their estimated fair value resulting in charges of $1.2 million and $2.8 million, respectively. These charges are included in "Impairment charges" in the consolidated statement of operations for 2003.

        Additionally, $0.6 million, $1.5 million and $5.3 million were related to the write-down of acquired completed technology from the Mobilee, MMI and VQS acquisitions, respectively, and are included in "Cost of revenues" within the consolidated statement of operations for 2003.

        As of December 31, 2003, there was no goodwill or long-lived intangible assets on our balance sheet.

        During 2002, we recorded impairment charges totaling approximately $72.5 million related to the goodwill, intangible assets and fixed assets associated with the IML and VQS acquisitions.

        During the second quarter of 2002, we recorded impairment charges totaling approximately $36.4 million related to the goodwill and intangible assets associated with the IML acquisition. As a result of our planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as a part of our generally available product offering and continued declining revenues for IML products, the estimated value of IML's goodwill and intangible assets had decreased. Based on the results of the impairment analysis performed, these assets were written down to their estimated fair value.

        In addition to this charge, a $2.9 million charge is included in the consolidated statement of operations classification, "Cost of revenues," related to the write-down of IML-acquired completed technology.

        During the fourth quarter of 2002, we recorded impairment charges totaling approximately $30.1 million related to the goodwill, intangible assets and fixed assets associated with the VQS acquisition. Based on the declining historical and forecasted operating results of VQS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and our 18% reduction of the VQS workforce, the estimated value of VQS's goodwill, intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed, these assets were written-down to their fair value.

        In addition to this charge, a $3.1 million charge is included in the consolidated statement of operations classification, "Cost of revenues," as it relates to the write-down of VQS-acquired completed technology.

Restructuring and Other Related Charges

	Year Ended December 31,
	2002	2003
	($ In millions)
Involuntary severance related costs	$2.8	$4.8
Lease termination costs	1.4	0.4
Write-down of fixed assets	0.7	1.6
Other	0.1	0.1

Total restructuring and other related charges	$5.0	$6.9

        In an effort to further reduce our expenses and align our workforce and operations with anticipated revenues, we initiated additional restructuring efforts resulting in the recording of total restructuring and other related charges of $6.9 million for 2003.

        Involuntary severance related costs of $4.8 million resulted from the elimination of approximately 140 positions at our facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April, July and October of 2003. These terminations occurred in all areas of the Company. At December 31, 2003, the remaining accrued balance for this charge was approximately $1.5 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We expect the majority of the remaining accrued balance to be paid by March 2004 and all balances to be paid by the end of the third quarter of 2004.

        At December 31, 2002, we leased a facility in Schaumburg, Illinois that was no longer occupied. At December 31, 2002, we had accrued a total of $1.4 million related to the termination of this lease. On January 31, 2003, we entered into a lease termination agreement with the landlord of the facility and paid $1.5 million to the landlord to completely terminate any future rights or obligations under the lease. The $0.1 million excess payment amount over the established accrual was recorded as restructuring and other related charges in 2003.

        We are currently working with real estate agents in an attempt to sub-lease idle facilities that are located in the United States, Canada and throughout Europe. A sublease in the Tustin, California facility was unexpectedly terminated in 2003. As a result, we recorded a charge for $0.3 million in 2003 representing the value of remaining sublease payments we expected to receive. At December 31, 2003, the remaining accrued balance for all lease termination costs was approximately $1.7 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We expect to liquidate the remaining accrued balance over the life of the various leases, the last of which expires in the second quarter of 2012.

        During 2003, we also wrote down the carrying value of fixed assets that were no longer being utilized as a result of the reductions in force. These fixed assets consisted primarily of supply chain software and test equipment. The total charge for the fixed assets that was included as restructuring and other related charges in 2003 was $0.6 million.

        During 2003, we decided to place certain office buildings in Montreal, Canada for sale, as those buildings were no longer used by us. We classified the buildings as held-for-sale and wrote down the value of these buildings to estimated fair market value, less cost to sell, and recorded a $1.0 million restructuring loss that is included as a component of "Restructuring and other related charges" in the statement of operations.

        During 2003, we recorded a charge of $0.1 million for legal and placement costs as a result of the reductions in force. The accrued balance for these charges was approximately $0.1 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We expect the majority of the remaining accrued balance to be paid by March 2004 and all balances to be paid by the end of the third quarter of 2004.

        During 2002, we completed restructuring efforts resulting in the recording of total restructuring and other related charges of $5.0 million.

        Involuntary severance related costs of $2.8 million included $2.5 million that resulted from the elimination of approximately 105 positions at our facilities in the United States, Canada, and Europe based on terminations that were announced in July, October and December of 2002. These terminations consisted primarily of engineering and sales positions, but also included manufacturing and administrative positions. At December 31, 2002, the remaining accrued balance for this charge was approximately $0.7 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2003. The balance of involuntary severance charges of $0.3 million resulted from an increase in the projected estimate of our termination costs in Europe that were originally recorded during the fourth quarter of 2001 as part of our strategic repositioning. At December 31, 2002, the remaining accrued balance for this charge was approximately $0.1 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2003.

        During 2001, as part of our strategic repositioning, we recorded restructuring and related charges for the difference between the committed lease payments and the estimated sub-lease rental income for leased facilities that we were no longer occupying. During 2002, we updated our estimates of the sub-lease rental income based on current market conditions and determined that the difference from the committed lease payments was larger than originally estimated. As a result, we recorded additional restructuring and related charges of approximately $1.4 million related to these idle leased facilities. At December 31, 2002, the remaining accrued balance for this charge, including the charge that was originally booked in 2001, was approximately $1.6 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We expect to utilize the majority of the remaining accrued balance through 2005

        As a result of the reduction in headcount, we had certain fixed assets that were no longer being utilized. These fixed assets consisted primarily of computer equipment, furniture and fixtures, and machinery and equipment, and they have been disposed of or set aside for disposal. The total charge for the fixed assets that was recorded as restructuring and other related charges in 2002 was approximately $0.7 million.

        Additional costs of approximately $0.1 million were charged to restructuring and other related charges. These costs consisted of both legal costs incurred and license fee payments made related to a software license that was no longer utilized. At December 31, 2002, the remaining accrued balance for this charge was approximately $25,000 and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2003.

Other Income (Expense), Net

	Year Ended December 31,
	2002	2003
	($ In millions)
Interest income	$2.2	$0.7
Interest expense	(5.8)	(3.7)
Gain on extinguishment of debt	20.8	2.1
Other	2.9	(0.7)

Total other income (expense), net	$20.1	$(1.6)

        The 2002 amount reflects the reclassification of the gain on the repurchase of convertible debt from extraordinary gain to other income in accordance with a change in generally accepted accounting principles.

        Included in other income (expense), net for 2003 were $0.7 million of interest income, $3.7 million of interest expense, which includes $0.4 million of amortization of convertible debt issuance costs, a $2.1 million gain realized on the repurchase of convertible debt and $0.7 million of combined net foreign currency translation loss and other items.

        Included in other income (expense), net for 2002 were $2.2 million of interest income, $5.8 million of interest expense, which includes $0.7 million of amortization of convertible debt issuance costs, a $20.8 million gain realized on the repurchase of convertible debt, $3.8 million foreign currency translation gain generated on the intercompany debt related to the IML transaction and $0.9 million of combined net foreign currency translation loss and other items.

        The decrease in interest expense in 2003 compared to 2002 was due to the repurchase of convertible debt during 2002 and 2003. The decrease in interest income in 2003 compared to 2002 was due to a decrease in interest rates available on cash and cash equivalents combined with the decrease in our cash and cash equivalents as a result of the repurchase of convertible debt and operating losses.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2002	2003
	($ In millions)
Income tax expense (benefit)	$(1.4)	$0.1

        During the second quarter of 2002, due to recently enacted U.S. tax legislation that allows for the extension of the federal carryback period, we recorded approximately $800,000 of income tax benefit. Our effective tax rate decreased in 2003 to (0.2%) from 1.4% in 2002. In 2003 and 2002, the primary component of the effective tax rate was the maintenance of the full valuation allowance on the deferred tax asset.

        For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $138.0 million at December 31, 2003, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also had a foreign net operating loss carryforward of approximately $46.0 million. We had $5.0 million of tax credits that were composed of federal research and development credits and state and local credits. These credits began to expire in 2003.

        Based upon available evidence, management believes that the realization of certain deferred tax assets is more unlikely than not and, accordingly has established a full valuation allowance against those assets. During fiscal 2003, the deferred tax asset valuation allowance increased by $30.4 million, primarily as the result of additional net operating loss carryforwards and the amortization of intangible assets. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $4.5 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which, when realized, will be allocated directly to additional paid-in capital.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

	Year Ended December 31,
	2001		2002
	Amount	% of total	Amount	% of total	Change
	($ In millions)		($ In millions)
PS	$76.7	94.7%	$73.8	71.9%	(3.8)%
VQS	4.3	5.3	28.9	28.1	575.7

Total revenues	$81.0	100%	$102.7	100%	26.8

        Total company revenues of $102.7 million for the year ended December 31, 2002 increased 26.8% from $81.0 million for the year ended December 31, 2001. The increase was primarily attributable to the full year of revenue generated by VQS, which we acquired from Lucent on November 30, 2001. VQS revenue for 2002 was $28.9 million as compared to $4.3 million for the month of December 2001. The VQS sales were made primarily through the supply agreement with Lucent. PS revenues of $73.8 million for 2002 decreased 3.8% from $76.7 million for 2001. This decrease was a result of the on-going global economic slowdown that continued to significantly impact the telecommunications industry.

	Year Ended December 31,
	2001		2002
	Amount	% of total	Amount	% of total	Change
	($ In millions)		($ In millions)
North America	$51.1	63.1%	$64.6	62.9%	26.5%
International	29.9	36.9	38.1	37.1	27.3

Total revenues	$81.0	100.0%	$102.7	100.0%	26.8

        Revenues from international customers of $38.1 million for 2002 increased 27.3% from $29.9 million for 2001 and represented 37.1% and 36.9% of revenues for the years ended December 31, 2002 and 2001, respectively. The primary reason for the North American revenue increase was the acquisition of the VQS business in November 2001, while the increase in international revenues was primarily due to increased PS revenues in Asia.

        Revenues from Lucent, our primary VQS reseller to network operators, represented 27.4% of total revenue for 2002. Revenues from Lucent were less than 10% for 2001.

        We do not believe that any single end-user customer accounted for more than 10% of revenues for the years ended December 31, 2002 and 2001.

Gross Profit

	Year Ended December 31,
	2001	2002
	($ In millions)
Revenues	$81.0	$102.7
Cost of revenues	41.4	57.8

Gross profit	$39.6	$44.9

As a percentage of revenues	48.9%	43.7%

        Gross profit for 2002 of $44.9 million increased 13.3% from $39.6 million for 2001, and represented 43.7% and 48.9% of revenues for 2002 and 2001, respectively.

        Included in cost of revenues for 2002 were $2.9 million of completed technology amortization related to the VQS, Mobilee, MMI and IML acquisitions, $1.2 million inventory fair value adjustment related to the VQS acquisition and $6.0 million for the impairment of completed technology related to the VQS and IML acquisitions.

        Included in cost of revenues for 2001 were $2.1 million of completed technology amortization related to the VQS, Mobilee, IML and ViaDSP acquisitions, $1.5 million inventory fair value adjustment related to the VQS acquisition, $0.4 million for the impairment of completed technology from the ViaDSP acquisition and a $0.5 million restructuring charge related to the write-down of IP Services Management inventory.

        The decrease in gross margin percentage for 2002 compared to 2001 was primarily due to a less favorable sales mix of products and increased spending intended to create efficiencies, such as outsourced manufacturing and order fulfillment, in our supply chain operation.

Selling, General and Administrative

	Year Ended December 31,
	2001	2002
	($ In millions)
Selling, general and administrative	$86.4	$55.4
As a percentage of revenues	106.6%	53.9%

        Selling, general and administrative expenses of $55.4 million for 2002 decreased 35.9% from $86.4 million for 2001. Selling, general and administrative expenses represented 53.9% and 106.6% of total revenues for 2002 and 2001, respectively. The primary reason for the decrease in selling, general and administrative expenses was the realization of cost reductions implemented at the end of 2001 as part of our strategic repositioning and our additional cost reduction initiative implemented in the third quarter of 2002. Additionally, the adoption of SFAS 142 on January 1, 2002 eliminated the amortization of goodwill and indefinite-lived intangible assets. Amortization expense for these assets for the year ended December 31, 2001 was $19.4 million.

        Included in selling, general and administrative expenses for 2002 were $4.7 million of amortization of intangible assets related to the VQS and IML acquisitions and $3.4 million of compensation expense related to the VQS, Mobilee, IML and MMI acquisitions.

        Included in selling, general and administrative expenses for 2001 were $21.3 million of amortization of goodwill and other intangibles related to the VQS, Mobilee, IML, ViaDSP and Teknique acquisitions, $14.8 million of compensation expense related to the Mobilee and IML acquisitions, and the reversal of a $4.7 million accrual related to additional compensation that would not be paid to the employees of IML. This accrual was originally established during the third and fourth quarters of 2000 when it appeared probable that IML would achieve the financial results outlined in the merger agreement that would entitle certain individuals to additional compensation. Subsequent to the first quarter of 2001, when it became known that these financial results would not be met, the accrual was reversed.

Research and Development

	Year Ended December 31,
	2001	2002
	($ In millions)
Research and development	$37.2	$38.2
As a percentage of revenues	45.9%	37.2%

        Research and development expenses of $38.2 million for 2002 increased 2.7% from $37.2 million for 2001, and represented 37.2% and 45.9% of total revenues for 2002 and 2001, respectively. The increase in expense was due to increased development spending for the NMS HearSay and the VQS product lines partially offset by other cost reductions.

Impairment Charges

	Year Ended December 31,
	2001	2002
	($ In millions)
In cost of revenues:
Acquired completed technology from IML, Mobilee, MMI and VQS	$0.4	$6.0

In operating expenses:
Goodwill and intangible assets related to IML, ViaDSP	55.6	36.4
Goodwill and intangible assets related to VQS	—	30.1

	55.6	66.5

Total impairment charges	$56.0	$72.5

        During the second quarter of 2002, we recorded impairment charges totaling approximately $36.4 million related to the goodwill and intangible assets associated with the IML acquisition. As a result of our planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as a part of our generally available product offering, continued declining revenues for IML products, the estimated value of IML's goodwill, indefinite-lived intangible assets and amortizable intangible assets had decreased. Based on the results of the impairment analysis performed, these assets were written down to their estimated fair value. In addition to this charge, a $2.9 million charge is included in the consolidated statement of operations classification, "Cost of revenues," as it relates to the write-down of acquired completed technology.

        During the fourth quarter of 2002, we recorded impairment charges totaling approximately $30.1 million related to the goodwill, intangible assets and fixed assets associated with the VQS acquisition. Based on the declining historical and forecasted operating results of VQS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and our 18% reduction of the VQS workforce, the estimated value of VQS's goodwill, intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed, these assets were written-down to their fair value.

        In addition to this charge, a $3.1 million charge is included in the consolidated statement of operations classification, "Cost of revenues," as it relates to the write-down of VQS-acquired completed technology.

        During 2001, we recorded impairment charges totaling approximately $56.0 million related to the goodwill associated with the IML acquisition and the goodwill and acquired technology associated with the ViaDSP acquisition. Based on the declining historical and forecasted operating results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML's and ViaDSP's goodwill had decreased. Furthermore, based on the uncertain future utilization of the acquired technology, the estimated value of ViaDSP's acquired technology had decreased. As a result, these assets were written-down to their fair value. The charge of approximately $55.6 million related to the write-down of goodwill is included in the consolidated statement of operations classification "Impairment charges" while the charge of approximately $0.4 million related to acquired technology is included in the consolidated statement of operations classification "Cost of revenues."

Restructuring and Other Related Charges

	Year Ended December 31,
	2001	2002
	($ In millions)
Involuntary severance related costs	$3.4	$2.8
Lease termination costs	4.4	1.4
Write-down of fixed assets	3.1	0.7
Other	0.6	0.1

Total restructuring and other related charges	$11.5	$5.0

        In an effort to further reduce future operating expenses, we initiated restructuring efforts resulting in the recording of total restructuring and other related charges of $5.0 million for 2002.

        Involuntary severance related costs of $2.8 million recorded in 2002 resulted from the elimination of approximately 105 positions at our facilities in the United States, Canada, and Europe based on terminations that were announced in July, October and December of 2002. These terminations consisted primarily of engineering and sales positions, but also included manufacturing and administrative positions. At December 31, 2002, the remaining accrued balance for this charge was approximately $0.7 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2003. The balance of involuntary severance of $0.3 million recorded in 2002 resulted from an increase in the projected estimate of our termination costs in Europe that were originally recorded during the fourth quarter of 2001 as part of our strategic repositioning. At December 31, 2002, the remaining accrued balance for this charge was approximately $0.1 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2003.

        During 2001, as part of our strategic repositioning, we recorded restructuring and related charges for the difference between the committed lease payments and the estimated sub-lease rental income for leased facilities that we were no longer occupying. During 2002, we updated our estimates of the sub-lease rental income based on current market conditions and determined that the difference from the committed lease payments was larger than originally estimated. As a result, we recorded additional restructuring and other related charges of approximately $1.4 million related to these idle leased facilities. At December 31, 2002, the remaining accrued balance for this charge, including the charge that was originally booked in 2001, was approximately $1.6 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We expect to utilize the majority of the remaining accrued balance through 2005.

        As a result of the reduction in headcount, we had certain fixed assets that were no longer being utilized. These fixed assets consisted primarily of computer equipment, furniture and fixtures, and machinery and equipment, and they were disposed of or set aside for disposal. The total charge for the fixed assets that was recorded as restructuring and other related charges in 2002 was approximately $0.7 million.

        Additional costs of approximately $0.1 million were charged to restructuring and other related charges. These costs consisted of both legal costs incurred and license fee payments made related to a software license that was no longer being utilized. At December 31, 2002, the remaining accrued balance for this charge was approximately $25,000 and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2003.

        During 2001, we recorded restructuring and other special charges of approximately $11.5 million. These charges consisted of approximately $2.3 million for the closing of the IP Services Management operation in Tustin, California, approximately $2.6 million related to a long-term lease obligation, and approximately $6.6 million related to our strategic repositioning of our Company. For this total charge of $11.5 million, approximately $0.5 million was related to the write-down of IP Services Management inventory and is included in the consolidated statement of operations classification, "Cost of revenues." The remaining $11.0 million is included in the statement of operations classification, "Restructuring and other related charges."

        During 2001, we announced a plan to close our IP Services Management operation, which resulted in restructuring and other special charges of $2.3 million. As part of this plan, all 30 employees of the IP Services Management operation were terminated. The charge consisted of approximately $0.6 million of involuntary severance related costs, approximately $0.7 million of fixed asset write-downs, approximately $0.5 million of inventory write-downs, approximately $0.4 million of lease termination costs and approximately $0.1 million of other administrative closing costs. At December 31, 2001, the remaining accrued balance for this charge was approximately $0.5 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the majority of the remaining accrued balance during 2002.

        We leased a facility in Schaumburg, Illinois that was not being occupied by us and will not be occupied by us in the future. This facility was sub-leased by us to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008. In April 2001, we were notified that the tenant had filed for bankruptcy protection and we would be required to resume primary responsibility for the lease payments on this facility. We have estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $2.6 million, and this amount was included as restructuring and other related charges in 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $2.2 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." In 2003, we entered into a lease termination agreement with the landlord of the facility.

        During 2001, we eliminated approximately 160 positions at our facilities in the United States, Canada, Europe and Asia. These terminations consisted primarily of engineering positions, but also included manufacturing, sales and administrative positions. Severance costs related to these terminations of approximately $2.8 million have been recorded as restructuring and other related charges during 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $1.6 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2002.

        Due to this strategic repositioning, certain facilities and fixed assets were no longer utilized by us and will not be utilized by us in the future. We are currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe. We estimated that the difference between the committed lease payments over the lives of the leases and the sub-lease rental income will approximate $0.7 million, and this amount was included as restructuring and other related charges in 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $0.7 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2002. We disposed of the fixed assets that were no longer being utilized. These fixed assets consisted primarily of leasehold improvements on the idle leased facilities and computer equipment, furniture and fixtures and machinery and equipment that were used in connection with activities that had been discontinued. The total charge for the fixed assets included as restructuring and other related charges in 2001 was $2.4 million. At December 31, 2001, there was no accrual balance related to this charge.

        Additional costs of approximately $0.7 million related to the strategic repositioning were charged to restructuring and other related charges. These costs consisted primarily of contract termination charges and legal fees. At December 31, 2001, the remaining accrued balance for this charge was approximately $0.5 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2002.

Other Income (Expense), Net

	Year Ended December 31,
	2001	2002
	($ In millions)
Interest income	$12.6	$2.2
Interest expense	(9.4)	(5.8)
Gain on extinguishment of debt	18.9	20.8
Other	(12.8)	2.9

Other income (expense), net	$9.3	$20.1

        The 2001 and 2002 amounts reflect the reclassification of the gain on the repurchase of convertible debt from extraordinary gain and income tax to other income in accordance with a change in generally accepted accounting principles.

        Included in other income (expense), net for 2002 were $2.2 million of interest income, $5.8 million of interest expense, which includes $0.7 million of amortization of convertible debt issuance costs, a $20.8 million gain realized on the repurchase of convertible debt and $3.8 million foreign currency translation gain generated on the intercompany debt related to the IML transaction and $0.9 million of combined net foreign currency translation loss and other items.

        Included in other income (expense), net for 2001 were $12.6 million of interest income, $9.4 million of interest expense, which includes $1.1 million of amortization of convertible debt issuance costs, a $18.9 million gain realized on the repurchase of convertible debt and $4.7 million of foreign currency translation loss related to the remeasurement of intercompany debt related to the IML transaction, $7.0 million of impairment loss for the write-down to fair market value of a minority investment, a $0.2 million gain on the sale of a minority investment, and $1.3 million of combined net foreign currency translation loss and other items.

        The decrease in interest expense in 2002 compared to 2001 was directly due to the repurchase of convertible debt during 2002 and 2001. The decrease in interest income in 2002 compared to 2001 was due to falling interest rates combined with the decrease in our cash, cash equivalents and marketable securities as a result of the repurchase of convertible debt and operating losses.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2001	2002
	($ In millions)
Income tax expense (benefit)	$1.4	$(1.4)

        During the second quarter of 2002, due to U.S. tax legislation that allows for the extension of the federal carryback period, we recorded $0.8 million of income tax benefit. Our effective tax rate increased in 2002 to 1.4% from (1.0)% in 2001. In 2002 and 2001, the primary component of the effective tax rate was the maintenance of the full valuation allowance on the deferred tax asset.

        For U.S. federal income tax purposes we had net operating loss carryforwards available to reduce taxable income of approximately $84.0 million at December 31, 2002, which may be subject to limitation pursuant to Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also had a foreign net operating loss carryforward of approximately $22.6 million at December 31, 2002. We had $4.4 million of tax credits, which were composed of federal research, and development credits and state and local credits. These credits began to expire in 2003. We believe that the realization of the net deferred tax asset is more unlikely than not and, accordingly, a full valuation allowance has been established.

Liquidity and Capital Resources

	December 31,
	2002	2003
	($ In millions)
Cash, cash equivalents and marketable securities	$85.8	$59.9
Working capital	89.0	58.6

        As of December 31, 2003, our principal sources of liquidity included cash and cash equivalents of $59.9 million. As of December 31, 2003, our working capital was approximately $58.6 million. We had no significant capital spending or purchase commitments other than facilities leases and open purchase orders in the ordinary course of business.

        We elected not to renew our bank line of credit that expired on May 13, 2003. No borrowings were made under the line of credit.

        In the short term, through the period ending December 31, 2004, we believe that our available cash and cash equivalents will be sufficient to meet our operating expenses, capital requirements and contractual obligations.

        Effective October 11, 2000, we issued $175.0 million of convertible subordinated notes (the "notes"). The notes are convertible into shares of our common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. At December 31, 2003, we had $57.7 million of notes outstanding.

        We may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or for competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. Specifically, we will need to refinance or acquire additional funds to retire the debt that will mature in the third quarter of 2005. We cannot provide assurance that additional funding will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive to our earnings. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of revenue we will be able to achieve in the future, the successful introduction of new products and potential acquisitions of related businesses and/or technologies.

Cash Flow:

	Year Ended December 31,
	2001	2002	2003
	($ In millions)
Net cash provided by (used in):
Operating activities	$(35.4)	$(24.1)	$(16.5)
Investing activities	(133.6)	37.3	26.8
Financing activities	(27.5)	(39.9)	(8.2)

        We incurred a net loss of $142.7 million, $98.5 million, and $56.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. Included in our net loss for 2001, 2002 and 2003 were non-cash charges for depreciation and amortization of property and equipment, amortization of goodwill and other intangibles, amortization of debt issuance costs and amortization of deferred stock compensation expense and debt issuance costs totaling $49.5 million, $22.9 million and $10.8 million, respectively. We recorded a loss on impairment of goodwill, other intangibles and property and equipment totaling $59.1 million, $72.5 million and $27.6 million for the years ended December 31, 2001, 2002 and 2003, respectively. We also realized gross gains on the extinguishment of long-term debt of $18.9 million, $20.8 million and $2.1 million in 2001, 2002 and 2003, respectively. We recognized a loss on investments of $7.0 million and $0.4 million in 2001 and 2002. There were no investment gains or losses in 2003. We recognized a currency loss of $(4.7) million and a currency gain related to remeasurement of intercompany debt from the IML transaction of $3.8 million in 2001 and 2002, respectively. No gain or loss related to the intercompany debt from the IML transaction, was recognized in 2003 or will be recognized in future periods as a result of the debt being reclassified as permanent debt in connection with IML's impairment in 2002. The change in our working capital generated positive cash flow of $5.8 million, $3.2 million and $4.7 million in 2001, 2002 and 2003, respectively.

        Cash of $254.5 million, $150.0 million and $23.8 million was used to purchase marketable securities, with cash of $206.0 million, $197.9 million and $53.1 million provided from maturities of marketable securities for 2001, 2002 and 2003, respectively. Capital expenditures were $12.8 million, $7.7 million and $2.4 million for 2001, 2002 and 2003, respectively. In 2001, we spent a total of $73.8 million to acquire VQS and Mobilee, and in 2002, we spent $3.0 million to acquire MMI.

        In 2001, we used cash of $27.4 million to extinguish $46.6 million face value of convertible debt and $1.9 million to repurchase 400,000 shares of our outstanding common stock, while cash of $1.7 million was provided by the exercise of stock options and the sale of stock through our employee stock purchase plan. In 2002, we used cash of $37.9 million to extinguish $59.4 million face value of convertible debt and $2.8 million to purchase 515,000 shares of common stock through our repurchase plan, while cash of $0.8 million was provided by the exercise of stock options and the sale of stock through our employee stock purchase plan. In 2003, we used cash of $9.3 million to extinguish $11.3 million face value of convertible debt, and cash of $1.0 million was provided by the exercise of employee stock options.

        We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in the contractual obligations table below and in our consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our sole benefit. The following table details our future payments due under contractual obligations.

	Payments Due by Period
Contractual Obligations
	2004	2005	2006	2007	2008	Thereafter	Total
	($ In thousands)
Property leases	$4,247	$3,491	$3,038	$3,004	$3,004	$9,564	$26,348
Open purchase orders	3,842	—	—	—	—	—	3,842
Convertible notes	—	57,742	—	—	—	—	57,742

Total contractual obligations	$8,089	$61,233	$3,038	$3,004	$3,004	$9,564	$87,932

        Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to components, software licenses and services and equipment maintenance services. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

Recent Accounting Pronouncements

        In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted FIN No. 45 on January 1, 2003.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 and issued a revision to that guidance, FIN No. 46-R, in December 2003. FIN No. 46 and FIN No. 46-R provide guidance on the identification of entities for which control is achieved through means other than through voting rights, called "variable interest entities" or "VIEs," and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, these interpretations require both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The provisions of FIN No. 46 are applicable to us for any interests entered into after January 31, 2003, and the provisions of FIN No. 46-R will be effective in the quarter ended March 31, 2004. We do not have any interests that would change our current reporting entity or require the additional disclosures outlined in FIN No. 46 or FIN No. 46-R.

        On January 1, 2003, the Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity at fair value when the liability is incurred, or for certain one-time employee termination costs over a future service period. Previously, a liability for an exit cost was recognized when a company committed to an exit plan. As a result, SFAS 146 may affect both the timing and amounts of the recognition of costs associated with future restructuring actions.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities, and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 has had no effect on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has had no effect on our financial condition or results of operations.

Quarterly Information (Unaudited)

        The following tables set forth unaudited selected financial information for the periods indicated, as well as certain information expressed as a percentage of total revenues for the same periods. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of such information. This information has not been audited by our independent accountants in accordance with standards established for such reviews. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarter Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(Unaudited)
	($ In thousands, except for per share data)
Revenues	$28,217	$29,187	$25,939	$19,350	$20,812	$21,079	$21,796	$23,460
Cost of revenues	15,445	17,233	11,712	13,396	10,885	16,933	9,751	10,782

Gross profit	12,772	11,954	14,227	5,954	9,927	4,146	12,045	12,678
Operating expenses:
Selling, general and administrative	16,564	16,323	12,821	9,647	11,206	9,845	8,376	8,142
Research and development	9,781	10,956	9,246	8,183	8,756	8,210	7,298	6,028
Impairment charges	—	36,400	—	30,082	—	18,319	—	—
Restructuring and other related charges	—	—	2,522	2,488	887	3,047	3,014	—

Total operating expenses	26,345	63,679	24,589	50,400	20,849	39,421	18,688	14,170

Operating loss	(13,573)	(51,725)	(10,362)	(44,446)	(10,922)	(35,275)	(6,643)	(1,492)
Other income (expense), net	214	9,876	3,756	6,285	(735)	(1,350)	677	(151)

Loss before income taxes	(13,359)	(41,849)	(6,606)	(38,161)	(11,657)	(36,625)	(5,966)	(1,643)
Income tax expense (benefit)	167	(806)	36	(833)	(74)	38	—	151

Net loss	$(13,526)	$(41,043)	$(6,642)	$(37,328)	$(11,583)	$(36,663)	$(5,966)	$(1,794)

Basic and diluted net loss per common share	$(0.37)	$(1.14)	$(0.18)	$(1.03)	$(0.32)	$(1.01)	$(0.16)	$(0.05)

	Quarter Ended
(As a percent of revenues)	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.7	59.0	45.2	69.2	52.3	80.3	44.7	46.0

Gross profit	45.3	41.0	54.8	30.8	47.7	19.7	55.3	54.0
Operating expenses:
Selling, general and administrative	58.7	55.9	49.4	49.8	53.8	46.7	38.5	34.7
Research and development	34.7	37.6	35.7	42.3	42.1	38.9	33.5	25.7
Impairment charges	—	124.7	—	155.5	—	86.9	—	—
Restructuring and other related charges	—	—	9.7	12.9	4.3	14.5	13.8	—

Total operating expenses	93.4	218.2	94.8	260.5	100.2	187.0	85.8	60.4
Operating loss	(48.1)	(177.2)	(40.0)	(229.7)	(52.5)	(167.3)	(30.5)	(6.4)
Other income (expense), net	0.8	33.8	14.5	32.5	(3.5)	(6.4)	3.1	(0.7)

Loss before income taxes	(47.3)	(143.4)	(25.5)	(197.2)	(56.0)	(173.7)	(27.4)	(7.1)
Income taxes expense (benefit)	0.6	(2.8)	0.1	(4.3)	(0.3)	0.2	—	0.6

Net loss	(47.9)%	(140.6)%	(25.6)%	(192.9)%	(55.7)%	(173.9)%	(27.4)%	(7.7)%

        On a sequential basis, revenues in the first two quarters of 2002 increased by 31% and 3%, respectively. This growth was primarily driven by our purchase of the VQS business unit in November of 2001. Revenues sequentially decreased by 11% in the third quarter and 25% in the fourth quarter as softness in the telecommunications industry continued in the second half of the year. In 2003, revenues increased sequentially in each of the four quarters by 7.6%, 1.3%, 3.4% and 7.6%, respectively.

        Our cost of revenues as a percentage of revenues have fluctuated between 45% to 80% for each quarter included in the two-year period ended December 31, 2003. During the second quarter of 2002, cost of revenues was 59%, due in part to the inclusion of a $2.9 million impairment charge related to IML-acquired completed technology. During the third quarter of 2002, cost of revenues were 45%, due in part to favorable product mix during the quarter and the realization of cost reductions implemented at the end of 2001. During the fourth quarter of 2002, cost of revenues were 69%, due in part to the inclusion of a $3.1 million impairment charge related to VQS-acquired completed technology. During the second quarter of 2003, cost of revenues were 80%, due in part to the inclusion of a $7.4 million impairment charge related to the VQS, MMI and Mobilee acquisitions.

        On a sequential basis, the dollar amounts of our selling, general and administrative expenses generally decreased over the two-year period ended December 31, 2003. This was due to our strategic repositioning and restructuring that was implemented in the third quarter of 2001 and continued during 2002 and 2003, with the execution of additional cost saving measures. There was a bonus accrual reversal in the fourth quarter of 2002 of $1.7 million. These amounts had been previously accrued in the prior quarters of 2002.

        Over the two-year period ended December 31, 2003, the dollar amount of our research and development expenses fluctuated, but the eight-quarter trend was down on a dollar basis. This variation was primarily due to the realization of expense reductions resulting from our strategic repositioning and restructuring and our additional cost saving measures, offset by our acquisitions over 2001 and 2002. These expenditures increased sequentially during the second quarter of 2002 due to our acquisition of MMI on April 1, 2002. During the third and fourth quarters of 2002, these expenditures decreased on a sequential basis due to the execution of additional cost saving measures during each of these quarters. There was a bonus accrual reversal in the fourth quarter of 2002 of $0.8 million. These amounts had been previously accrued in the prior quarters of 2002.

        During the fourth quarter of fiscal 2003, we recorded two foreign currency transaction adjustments, netting to $0.3 million, which decreased loss before income taxes, reversed a vacation accrual, which resulted in a decrease to loss before income taxes of $0.9 million, and made an adjustment to decrease overhead costs capitalized in inventories totaling $0.8 million, which increased cost of revenues and, therefore, loss before income taxes.

        Our quarterly operating results may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to: fluctuations in our customers' businesses; demand for our customers' products incorporating our products; timing and market acceptance of new products or enhancements introduced by us or our competitors; availability of components from our suppliers and the manufacturing capacity of our subcontractors; timing and level of expenditures for sales, marketing and product development; and changes in the prices of our products or of our competitors' products. We will continue to closely monitor our operating expenses in an effort to achieve profitability.

        In addition, we have historically operated with less than one quarter's worth of backlog and a customer order pattern that is skewed toward the later weeks of the quarter. Any significant deferrals of orders for our products would cause a shortfall in revenue for the quarter. Accordingly, we cannot be sure that we will be profitable in any particular quarter.

        We believe that our revenues and results of operations have not been significantly impacted by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents, marketable securities and non-marketable securities are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. At December 31, 2003, we had $57.7 million of long-term debt outstanding. A hypothetical 10% decrease in our weighted-average borrowing rate at December 31, 2003 would not have materially affected the year-end carrying value of the debt. Our exposure to currency exchange rate fluctuations has been moderate due to the fact that the revenues are billed primarily in U.S. dollars. During 2000, two of our subsidiaries, a U.S. subsidiary and a Canadian subsidiary, entered into an intercompany debt arrangement whereby the U.S. subsidiary issued a loan to the Canadian subsidiary. The debt was denominated in U.S. dollars and was to be settled during the ordinary course of business. In the first six months of 2002, and the year ended December 31, 2001, as a result of remeasuring the debt at each reporting period, we incurred a foreign exchange (loss) gain of approximately $(4.7) million and $3.8 million, respectively. On July 1, 2002, due to an amendment in payment terms, this debt was reclassified from short-term to long-term. Based on the amended payment terms, repayment of this intercompany debt is not planned or anticipated in the foreseeable future. As a result of this reclassification, the gain or loss generated by the remeasurement of the debt at each reporting period is now being recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Further transaction losses or gains, which may be material, will be recorded in future reporting periods based upon changes in currency rates at the reporting dates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

To the Board of Directors and Stockholders of NMS Communications Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NMS Communications Corporation and its subsidiaries (collectively, the "Company") at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting method for goodwill and intangible assets. As discussed in Note 1 to the consolidated financial statements, these consolidated financial statements, for the years ended December 31, 2001 and 2002 have been restated to reclassify gains on extinguishment of debt in compliance with Statement of Financial Accounting Standards ("SFAS") No. 145, Recission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April 2002, which was adopted by the Company as of January 1, 2003.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2004

NMS Communications Corporation

Consolidated Balance Sheets

	December 31,
	2002	2003
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$56,768	$59,917
Marketable securities	29,056	—
Accounts receivable, net of allowance for doubtful accounts of $979 and $995, respectively	8,617	9,254
Inventories	10,170	3,193
Prepaid expenses and other assets	4,992	4,336
Income tax receivable	1,193	262

Total current assets	110,796	76,962

Property and equipment, net	17,955	7,219
Other assets	2,558	2,147
Goodwill	10,279	—
Other intangible assets, net	13,495	—

Total assets	$155,083	$86,328

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,496	$4,692
Accrued expenses and other liabilities	15,337	13,656

Total current liabilities	21,833	18,348
Long-term debt less current portion	69,067	57,742

Commitments and contingencies (note 16)
Total liabilities	90,900	76,090
Stockholders' equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized at December 31, 2002 and 2003, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 36,603,018 and 36,738,402 shares issued at December 31, 2002 and 2003, respectively, and 36,067,742 and 36,685,958 shares outstanding at December 31, 2002 and 2003, respectively	366	367
Additional paid-in capital	362,776	359,418
Accumulated deficit	(290,828)	(346,834)
Accumulated other comprehensive loss	(2,704)	(2,326)
Deferred compensation	(2,531)	(102)
Treasury stock, at cost, 535,276 and 52,444 shares in 2002 and 2003, respectively	(2,896)	(285)

Total stockholders' equity	64,183	10,238

Total liabilities and stockholders' equity	$155,083	$86,328

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands except for per share data)
	2001	2002	2003
Revenues	$80,984	$102,693	$87,147
Cost of revenues	41,354	57,786	48,351

Gross profit	39,630	44,907	38,796
Operating expenses:
Selling, general and administrative	86,365	55,355	37,569
Research and development	37,166	38,166	30,292
Impairment charges	55,597	66,482	18,319
Restructuring and other related charges	11,029	5,010	6,948

Total operating expenses	190,157	165,013	93,128

Operating loss	(150,527)	(120,106)	(54,332)
Other income (expense):
Interest income	12,613	2,229	685
Interest expense	(9,394)	(5,841)	(3,685)
Gain on extinguishment of debt	18,878	20,750	2,120
Other	(12,841)	2,993	(679)

Other income (expense), net	9,256	20,131	(1,559)

Loss before income taxes	(141,271)	(99,975)	(55,891)
Income tax expense (benefit)	1,387	(1,436)	115

Net loss	$(142,658)	$(98,539)	$(56,006)

Basic and diluted:
Net loss per common share	$(3.90)	$(2.73)	$(1.54)

Weighted average shares outstanding	36,551	36,069	36,430

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation
Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated other comprehensive income (loss)		Notes receivable from common stockholders
(In thousands)			Additional paid-in capital	Accumulated deficit		Deferred compensation		Treasury stock (at cost)	Total stockholders' equity	Comprehensive loss
	Shares	Amount
Balance, December 31, 2000	36,401	$364	$375,663	$(49,631)	$(1,065)	$(31,028)	$(96)	$(2,223)	$291,984	$(28,325)

Exercise of common stock options and warrants	149	1	464						465
Issuance of common stock under employee purchase plan	295	3	(962)					2,223	1,264
Stock issued under Mobilee merger agreement	19	—	—						—
Stock forfeited under IML merger agreement	(135)	(1)	(9,129)			9,130			—
Deferred compensation			933			(1,933)			(1,000)
Amortization of deferred compensation						14,782			14,782
Stock repurchase								(1,876)	(1,876)
Debt repayment by common stockholders							96		96
Change in market value of securities available for sale					113				113	113
Foreign currency translation adjustment					569				569	569
Net loss				(142,658)					(142,658)	(142,658)

Balance, December 31, 2001	36,729	$367	$366,969	$(192,289)	$(383)	$(9,049)	$—	$(1,876)	$163,739	$(141,976)

Exercise of common stock options and warrants			(195)					465	270
Issuance of common stock under employee purchase plan			(848)					1,272	424
Stock issued under Mobilee merger agreement	9	—	(78)					44	(34)
Stock forfeited under IML merger agreement	(135)	(1)	1						—
Amortization of deferred compensation						3,387			3,387
Termination of options issued at below FMV			(3,131)			3,131			—
Stock repurchase								(2,801)	(2,801)
Payment from officer option exercise			58						58
Change in market value of securities available for sale					(113)				(113)	(113)
Foreign currency translation adjustment					(2,208)				(2,208)	(2,208)
Net loss				(98,539)					(98,539)	(98,539)

Balance, December 31, 2002	36,603	$366	$362,776	$(290,828)	$(2,704)	$(2,531)	$—	$(2,896)	$64,183	$(100,860)

Issuance of common stock under employee purchase plan			$(855)					$995	140
Amortization of deferred compensation			—			643			643
Termination of options issued at below FMV			(1,786)			1,786			—
Exercise of common stock options and warrants			(716)					1,616	900
Adjustment of forfeited stock under IML merger agreement	135	1	(1)						—
Foreign currency translation adjustment					378				378	378
Net loss				(56,006)					(56,006)	(56,006)

Balance, December 31, 2003	36,738	$367	$359,418	$(346,834)	$(2,326)	$(102)	$—	$(285)	$10,238	$(55,628)

The accompanying notes are an integral part of the consolidated financial statements

NMS Communications Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)
	2001	2002	2003
Cash flow from operating activities:
Net loss	$(142,658)	$(98,539)	$(56,006)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,952	9,477	7,524
Amortization of goodwill and other intangibles	23,438	8,055	1,989
Foreign exchange translation loss (gain) on intercompany debt	4,688	(3,786)	(1,507)
Loss on impairment and disposal of property and equipment	3,069	468	5,943
Loss on impairment of goodwill and other intangibles	55,985	72,063	21,702
Loss on investments	7,000	399	—
Gain on extinguishment of long-term debt	(18,878)	(20,750)	(2,120)
Write-off and amortization of debt issuance costs	2,296	1,937	602
Deferred stock compensation expense amortized	14,782	3,387	643
Other operating activities	101	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,068	4,322	(249)
Inventories	4,325	2,845	6,979
Prepaid expenses and other assets	299	(538)	700
Income tax receivable	(438)	2,255	1,008
Accounts payable	(2,364)	491	(1,853)
Accrued expenses and other liabilities	(2,083)	(6,215)	(1,897)

Cash used in operating activities	(35,418)	(24,129)	(16,542)

Cash flow from investing activities:
Purchases of property and equipment	(12,801)	(7,673)	(2,436)
Purchases of marketable securities	(254,511)	(149,974)	(23,844)
Proceeds from the maturity of marketable securities	206,022	197,939	53,070
Acquisitions, net of cash acquired	(73,845)	(2,994)	—
Receipts on notes receivable	1,500	—	—

Cash provided by (used in) investing activities	(133,635)	37,298	26,790

Cash flow from financing activities:
Repurchase of long-term debt	(27,430)	(37,894)	(9,268)
Proceeds from issuance of common stock	1,729	752	1,040
Repurchase of common stock	(1,876)	(2,801)	—
Other financing activities	62	—	—

Cash used in financing activities	(27,515)	(39,943)	(8,228)

Effect of exchange rate changes on cash	426	(468)	1,129

Net increase (decrease) in cash and cash equivalents	(196,142)	(27,242)	3,149

Cash and cash equivalents, beginning of year	280,152	84,010	56,768

Cash and cash equivalents, end of year	$84,010	$56,768	$59,917

Supplemental cash flow information:
Interest paid	$8,922	$5,797	$3,350
Taxes paid	1,280	291	351
Noncash transactions:
Acquisition of business:
Fair value of assets acquired, net of cash acquired	74,254	2,994
Fair value of liabilities assumed	409	—

Acquisition of business, net of cash acquired	73,845	2,994

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1—Summary of Significant Accounting Policies

Business Description

        NMS Communications Corporation is a provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. The Company's products, which include systems building blocks, a services delivery system, voice quality systems and a wireless access gateway, address a wide range of our customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use the Company's products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use the Company's products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. The Company sells its products worldwide through its direct sales force as well as through channel partners. The Company's customers include leading telecommunications operators and network equipment and application providers such as Verizon Wireless, Cable & Wireless, France Telecom, Telefonica, Nextel Partners, U.S. Cellular, Alcatel, Avaya, Ericsson, Lucent Technologies, Motorola, Siemens and Aspect Communications.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation. Statement of Financial Accounting Standards No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes was recorded and as a result, the criteria in Accounting Principles Board No. 30 (AFB 30) will now be used to classify those gains and losses. On January 1, 2003, the Company adopted SFAS No. 145 and, accordingly, restated the financial statements for the years ended December 31, 2001 and 2002 to reclassify gains on early extinguishment of debt from an extraordinary item, net of taxes, to operations.

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

Foreign Currency Translation

        Assets and liabilities of the Company's subsidiaries operating outside the United States, which operate in a functional currency other than U.S. dollars, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net. During 2000, two of the Company's subsidiaries, a U.S. subsidiary and a Canadian subsidiary, entered into an intercompany debt arrangement whereby the U.S. subsidiary issued a loan to the Canadian subsidiary. The debt is denominated in U.S. dollars and was originally to be settled during the ordinary course of business. For the years ended December 31, 2001 and 2002, as a result of remeasuring the debt at each reporting period, the Company incurred a foreign exchange (loss) gain of approximately $(4.7) million and $3.8 million, respectively. On July 1, 2002, because of a change in payment terms, this intercompany debt was reclassified from short-term to long-term. Repayment of this intercompany debt is not planned or anticipated in the foreseeable future. As a result of this reclassification, the gain or loss generated by the remeasurement of the debt at each reporting period is recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity instead of as other income (expense) in the statement of operations.

Revenue Recognition

        The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants' SOP 97-2, Software Revenue Recognition, and related interpretations. SOP 97-2 requires that revenue be allocated to each element of an arrangement based on objective evidence that is specific to the Company. If evidence of fair value for each element of the arrangement, or for each of the undelivered elements, does not exist, all revenue for the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

        Revenue from product sales is generally recognized upon shipment providing that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collection is reasonably assured and title and risk of loss have passed to the customer. If a future obligation to install the system or to obtain customer acceptance exists, revenues are deferred until this obligation has been met. The Company also sells products through multiple channels, including resellers and distributors. For products sold through these channels, revenue is generally recognized when the reseller or distributor sells the product to an end-user, upon cash receipt, or upon receipt of a letter of credit. The Company does offer quarterly return rights to a limited number of indirect channel customers that allow the indirect channel customer to rotate a percentage of its inventory based on its prior quarter purchases. The Company provides for these return rights each quarter in an amount equal to estimated returns. The Company does not offer rights of return on sales made through its direct sales force.

        The Company's products are generally shipped together as a bundled hardware and software solution. The Company offers a warranty on all of its products that generally provides for it to repair or replace any defective product within eighteen to twenty-four months of the invoice date. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty and other contractual obligations upon the recognition of the related revenue. The Company's warranty accrual and provisions are immaterial for all periods presented.

        Shipping and handling fees, if any, billed to customers are recognized as revenue. The related costs are recognized in cost of revenues.

        Service revenue represents 8.4%, 7.5% and 8.6% of revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Service revenue is primarily comprised of consulting services and technical support services. Consulting services consist of hardware and/or software customization projects provided to customers through consulting contracts. The Company recognizes revenue for non-recurring engineering services based on the percentage-of-completion method for fixed fee contracts and as the services are performed for time and materials contracts. Technical support services, which are sold separately from products, consist of on-site support, telephone support, system hosting and training. The Company recognizes revenue for technical support services ratably over the contractual period or as services are provided, based on the nature of the service.

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

        The Company does not require collateral on accounts receivable or letters of credit on foreign export sales. The Company evaluates its customers' creditworthiness before extending credit and performs periodic credit reviews on customers with existing credit.

Investments

        The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are stated at market value, with unrealized gains and losses reflected in other comprehensive loss in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses on marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities. Other equity investments in which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments for other than temporary impairment.

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

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Machinery and equipment	3 years
Computer software and equipment	3-5 years
Furniture and fixtures	5 years
Telecommunications computer equipment	5 years
Building	20 years
Leasehold improvements	Shorter of the lease term or economic life

        Expenditures for additions, renewals and betterments of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Long-lived Assets and Goodwill

        The Company reviews goodwill and long-lived intangible and tangible assets for impairment on an annual basis and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable in accordance with SFAS 142, "Financial Accounting and Reporting for Acquired Goodwill and Other Intangible Assets", and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets

        Factors the Company considers important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of its use of the acquired assets or the strategy for its overall business; significant negative industry or economic trends; significant decline in its stock price for a sustained period; and market capitalization relative to net book value.

        In performing this assessment, the Company assigns long-lived assets and goodwill to reporting units and then performs a two-step analysis to test for impairment. The first step is used to identify a potential impairment loss by comparing the estimated undiscounted cash flows to be generated from the assets of each reporting unit to the unit's carrying value. In assessing the recoverability of these assets, the Company must project cash flows that are based on various operating assumptions such as revenue budgets and forecasts, projected expenditures and terminal value of each reporting unit. The Company develops these cash flow projections on a periodic basis and continuously reviews the projections based on actual operating trends and economic developments around the globe and within the telecommunications industry in particular.

        The second step is used to measure the amount of an impairment loss, if any, by comparing the fair value of the reporting unit's assets, including goodwill, with the carrying value of the reporting unit's assets. If the carrying value of the reporting unit's assets is greater than the fair value of its assets, including goodwill, an impairment loss is recognized for the excess.

        Different assumptions regarding a reporting unit's cash flow projections and fair value, both of which are highly dependent upon future revenue projections, could result in a change in the timing and amount of impairment losses, if any.

        The adoption of SFAS No. 142 eliminated the amortization of goodwill and indefinite-lived intangible assets from the Company's consolidated statement of operations for the year ended December 31, 2002 and 2003. In accordance with SFAS No. 142, during the first quarter of 2002, the Company assigned its goodwill and indefinite-lived intangible assets to reporting units and tested these assets for impairment and no impairment of goodwill or indefinite-lived intangible assets was indicated.

Therefore, no impairment charge was recorded by the Company based upon its adoption of SFAS No. 142. After adoption, SFAS No. 142 requires the Company to test goodwill and indefinite-lived intangible assets for impairment at least annually and if an impairment is indicated, a charge will be taken in the appropriate reporting period to reflect the reduction of the carrying value of the goodwill or indefinite-lived intangible asset to its fair value.

        The following schedule provides a reconciliation of previously reported net loss, basic and diluted loss per common share, net loss and basic and diluted net loss per common share to adjusted net loss, adjusted basic and diluted loss per common share, adjusted net loss and adjusted basic and diluted net loss per common share as if the adoption of SFAS No. 142 had taken place on January 1 2001:

Twelve Months Ended
December 31, 2001
(In thousands, except per share amounts)
Net loss as reported	$(142,658)
Amortization of goodwill	19,033
Amortization of indefinite-lived intangible assets	408

Adjusted net loss	$(123,217)

Weighted average basic and diluted shares outstanding	36,551
Basic and diluted net loss per common share as reported	$(3.90)

Adjusted basic and diluted loss per common share	$(3.37)

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

Financial Instruments

        The Company's financial instruments include cash, marketable securities, accounts receivable, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at December 31, 2002 and 2003. Fair value of long-term debt at December 31, 2002 and 2003 is approximately $40.1 million and $53.4 million, respectively. Long-term debt is recorded at its face value.

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

Stock Option and Stock Purchase Plans

        As more fully described in Note 15 to the consolidated financial statements, the Company has stock option and stock purchase plans authorizing various types of stock-based awards that may be granted to officers and employees. In the consolidated financial statements, the Company applied Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and employee stock purchase plans. All options granted under the various plans administered by the Company have a vesting life not to exceed four years, and these options have an expiration date of up to ten years from the date of grant.

        In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each stock-based award has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at date of grant for stock options granted during the years ended December 31, 2001, 2002 and 2003 was $3.64, $3.41, and $1.31 respectively. The weighted average fair value of employee stock purchases during the years ended December 31, 2001, 2002 and 2003 was $2.16, $0.79 and $0.41, respectively. The following table summarizes the weighted average assumptions used in the Black-Scholes option-pricing model:

	2001	2002	2003
Risk Free Interest Rate	4.6%	3.8%	3.0%
Expected Life	5 years	5 years	5 years
Expected Volatility	100%	115%	115%
Expected Dividend Yield	0%	0%	0%

        The following table illustrates the effect on net loss and basic and diluted loss per common share as if the fair value method prescribed in SFAS No. 123 had been applied to the Company's stock option and stock purchase plans and recorded in the consolidated financial statements:

	Year Ended December 31,
	2001	2002	2003
	($ In thousands, except per share data)
Net loss, as reported	$(142,658)	$(98,539)	$(56,006)
Add: Stock-based employee compensation expense included in net loss	14,782	3,387	643
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(64,832)	(37,091)	(6,326)

Pro forma net loss	$(192,708)	$(132,243)	$(61,689)

Weighted average shares outstanding	36,551	36,069	36,430

Loss per share:
Basic and diluted net loss per common share, as reported	$(3.90)	$(2.73)	$(1.54)
Basic and diluted net loss per common share, pro forma	$(5.27)	$(3.67)	$(1.69)

Basic and Diluted Net Loss Per Common Share

        Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common stock equivalents had been issued.

        The number of options that were excluded from the calculation of diluted earning per common share at December 31, 2001, 2002, and 2003 were 9,615,378, 8,674,691 and 8,915,526, respectively, which represents all outstanding stock options as of December 31, 2001, 2002 and 2003, respectively, as their inclusion would have been anti-dilutive due to the net loss position of the Company. Additional common stock equivalents related to the Company's Convertible Notes of 2,034,556, 1,094,130 and 914,726 at December 31, 2001, 2002 and 2003, respectively, have been excluded from the calculation of diluted earnings per common share as their inclusion would have been anti-dilutive due to the net loss position of the Company.

Recent Accounting Pronouncements

        In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted FIN No. 45 on January 1, 2003.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 and issued a revision to that guidance, FIN No. 46-R, in December 2003. FIN No. 46 and FIN No. 46-R provide guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs," and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, these interpretations require both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The provisions of FIN No. 46 are applicable to us for any interests entered into after January 31, 2003 and the provisions of FIN No. 46-R will be effective in the quarter ended March 31, 2004. The Company does not have any interests that would change its current reporting entity or require additional disclosures outlined in FIN No. 46 or FIN No. 46-R.

        On January 1, 2003, the Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity at fair value when the liability is incurred, or for certain one-time employee termination costs over a future service period. Previously, a liability for an exit cost was recognized when a company committed to an exit plan. As a result, SFAS 146 may affect both the timing and amounts of the recognition of costs associated with future restructuring actions.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 has had no effect on financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no effect on financial condition or results of operations.

2—Risks and Uncertainties

        The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on suppliers, rapid industry changes, competition, competitive pricing pressures, changes in foreign laws and regulations, risks associated with indirect channels of distribution, uneven quarterly sales patterns, ability to sustain and manage growth, inability to attract and retain key personnel, undetected problems in the Company's products, risks associated with acquisitions, investments and alliances, enforcement of the Company's intellectual property rights, litigation, changes in regulations, demand in the telecommunications market and stock price volatility.

3—Acquisitions

MMI

        On April 1, 2002, the Company acquired MessageMachines, Inc., (MMI) a privately-held Massachusetts company for a total cost of $3.0 million, including transaction costs of $365,000. This acquisition was initially integrated into the Company's Network Solutions (NS) business unit which was consolidated into the Platform Solutions (PS) business unit during the fourth quarter of 2003. In connection with the acquisition, the Company paid net aggregate cash consideration of $2.6 million to the founders and shareholders of MMI.

        MMI's technology brought capabilities in wireless data and messaging to the Company. MMI's messaging software routes text messages between wireless networks and all types of real-time communications devices, including mobile phones, pagers and personal digital assistants.

        The acquisition has been accounted for as a purchase business combination. Accordingly, the results of operations of MMI have been included with those of the Company for periods subsequent to the date of the acquisition. Of the total purchase price of $3.0 million, $2.1 million was allocated to acquired completed technology and $874,000 was recorded as goodwill. The amount allocated to acquired completed technology was being amortized over a four-year period and this amortization was included in the statement of operations classification, "Costs of revenues."

        Pro forma data summarizing the combined results of the Company and MMI have been omitted as the results of operations of MMI are immaterial to those of the Company for all prior periods.

        During the second quarter of 2003, the Company recorded an impairment charge of approximately $2.4 million related to the goodwill, amortizable intangible assets and fixed assets associated with the MMI acquisition. Based on the declining historical and forecasted operating results of NS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and the reduction of the PS workforce, the estimated value of PS's goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets, amortizable intangible assets and fixed assets, the MMI acquired assets were written-down to zero.

VQS

        On November 30, 2001, the Company acquired the voice quality business of Lucent Technologies Inc. Under the terms of the agreement, the Company paid cash totaling $60 million for all assets of VQS. The Company also entered into a multi-year agreement to serve as the exclusive supplier of stand-alone voice enhancement and echo cancellation systems for Lucent, as Lucent continues to supply these systems to its global service provider customers. The Company also received a perpetual license from Lucent for a portfolio of complementary intellectual property to support the development efforts and growth of the acquired business.

        The VQS acquisition was accounted for as a purchase business combination under the transition guidance of SFAS 141 and 142. Accordingly, the results of operations of VQS have been included with those of the Company for periods subsequent to the date of the acquisition. Including transaction costs of $1.6 million, the total cost of the acquisition was approximately $61.6 million. The following table presents the allocation of the purchase price (in thousands) and lives in years:

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

        The amounts allocated to acquired technology and trademarks and tradenames were being amortized using the straight-line method over a six-year period, while the supply agreement between the Company and Lucent was being amortized using the straight-line method over the three-year life of the agreement. The amortization of acquired technology, trademarks and tradenames and supply agreement is included in the statement of operations classifications, "Cost of revenues", "Research and development", and "Selling, general and administrative," respectively.

        As result of the multi-year supply agreement between Lucent Technologies, Inc and the Company under which the Company is the exclusive supplier of stand-alone voice enhancement and echo cancellation systems for Lucent, forward-looking projected information would be necessary in order to provide meaningful pro forma data for the combined results of the Company and VQS. Therefore pro forma data has been omitted.

        During the fourth quarter of 2002, the Company recorded an impairment charge of approximately $33.2 million related to the goodwill, intangible assets and fixed assets associated with the VQS acquisition. Based on the declining historical and forecasted operating results of VQS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and the 18% reduction of the VQS workforce, the estimated value of VQS's goodwill, intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed on the goodwill, intangible assets and fixed assets, these assets were written-down to their fair value.

        During the second quarter of 2003, the Company recorded an impairment charge of approximately $9.4 million related to the goodwill, intangible assets and $1.2 million related to fixed assets associated with the VQS acquisition. Based on the declining historical and forecasted operating results of VQS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and the further reduction of the VQS workforce, the estimated value of VQS's goodwill, intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed on the goodwill, intangible assets and fixed assets, the VQS-acquired assets were written-down to zero.

Mobilee

        Effective April 10, 2001, the Company acquired Mobilee, Inc., a privately held Massachusetts company, for a total cost of $13.3 million, including transaction costs of approximately $0.2 million. In connection with the acquisition, the Company paid net aggregate cash consideration of $11.2 million to the founders and shareholders of Mobilee. An additional $1.0 million was placed in escrow and was released to the founders of Mobilee on April 10, 2002. This amount was recorded as deferred compensation and was amortized as compensation expense ratably over the one-year escrow period. The Company issued stock valued at approximately $0.3 million to a founder of Mobilee in four equal quarterly installments beginning July 31, 2001. This amount was recorded as deferred compensation and was amortized as compensation expense ratably over the one-year period. Mobilee was incorporated into the NS business unit.

        The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Mobilee were included with those of the Company for periods subsequent to the date of the acquisition. The following table presents the allocation of the purchase price (in thousands) and lives in years:

	Amount	Estimated Life
Acquired technology	$1,200	4
Workforce	130	4
Deferred compensation	1,300	1
Net fair value of tangible assets acquired and liabilities assumed	673	—
Goodwill	9,948	4

Total purchase price allocation	$13,251

        The Company assigned values of $1.2 million and $0.1 million to existing core technology and acquired workforce, respectively. The amounts allocated to acquired technology, workforce and goodwill were being amortized over a four-year period. The amortization of acquired technology is included in the statement of operations classification, "Cost of revenues," and the amortization of workforce and goodwill is included in the statement of operations classification, "Selling, general and administrative expenses."

        Pro forma data summarizing the combined results of the Company and Mobilee have been omitted, as the results of operations of Mobilee are immaterial for all prior periods.

        During the second quarter of 2003, the Company recorded an impairment charge of approximately $9.9 million related to the goodwill, intangible assets and $2.8 million related to fixed assets associated with the NS business unit. Based on the declining historical and forecasted operating results of PS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and the reduction of the PS workforce, the estimated value of PS's goodwill, intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed on the goodwill, intangible assets and fixed assets, the Mobilee assets were written-down to zero.

4—Goodwill and Other Intangibles

        The following schedule details the carrying value of goodwill intangible assets and amortizable intangible assets:

	December 31,
	2002	2003
	(In thousands)
Goodwill and intangible assets:
Goodwill	$10,173	$—
Intangible assets	106	—

Total goodwill and indefinite-lived intangible assets	$10,279	$—

Amortizable intangible assets:
Acquired completed technology	$11,173	$—
Supply agreement	9,323	—
Trademarks and tradenames	143	—
Licenses and patents	685	—

Gross amortizable intangible assets	21,324	—

Accumulated amortization:
Acquired completed technology	(2,909)	—
Supply agreement	(4,333)	—
Trademarks and tradenames	(36)	—
Licenses and patents	(551)	—

Total accumulated amortization	(7,829)	—

Total amortizable intangible assets, net	$13,495	$—

        Amortization expense related to goodwill and other intangible assets was $23.4 million, $8.0 million and $2.0 million for the year ended December 31, 2001, 2002 and 2003, respectively.

2003 Impairment Charges

Year Ended December 31, 2003
(In millions)
In cost of revenues:
Acquired completed technology from IML, Mobilee, MMI and VQS	$7.4

In operating expenses:
Goodwill and intangible assets related to IML, MMI and Mobilee	10.3
Fixed assets associated with the VQS and PS business unit	4.0
Goodwill and intangible assets related to VQS	4.0

18.3

Total impairment charges	$25.7

        During 2003, the Company recorded impairment charges. Due to lower actual and forecasted revenues, as compared to the previous budget for the reporting units that included these assets as the estimated value of VQS, MMI and Mobilee's goodwill, intangible assets and fixed assets associated with each reporting unit had decreased. Based on the results of the impairment analyses performed, these assets were written down to their estimated fair value.

        The total impairment charge included $10.3 million to reduce the carrying value of the goodwill and indefinite-lived intangible assets related to the MMI and Mobilee acquisitions to estimated fair value. This charge is included in the consolidated statement of operations under "Impairment charges" for 2003.

        The balance of the 2003 impairment charge of $8.0 million resulted from a reduction in the carrying values of the amortizable intangible assets and fixed assets related to the VQS, MMI and Mobilee acquisitions. Of these costs, $3.9 million is related to the reduction in carrying value of a VQS supply agreement and $0.1 million is related to the reduction in carrying value of VQS trademarks and patents. These charges are included in "Impairment charges" in the statement of operations for 2003. As part of the impairment charge, fixed assets associated with the VQS and PS business units were written down to their estimated fair value resulting in charges of $1.2 million and $2.8 million, respectively. These charges are included in "Impairment charges" in the statement of operations 2003.

        Additionally, $0.6 million, $1.5 million and $5.3 million are related to the write-down of acquired completed technology from the Mobilee, MMI and VQS acquisitions, respectively, and are included in "Cost of revenues" within the statement of operations for 2003.

        As of December 31, 2003, there is no goodwill or long-lived intangible assets on the Company's balance sheet.

2002 Impairment Charges

Year Ended December 31, 2002
($ In millions)
In cost of revenues:
Acquired completed technology from IML, Mobilee, MMI and VQS	$6.0

In operating expenses:
Goodwill and indefinite-lived intangible assets related to IML, MMI and Mobilee	36.4
Goodwill and indefinite-lived intangible assets related to VQS	30.1

66.5

Total impairment charges	$72.5

        During the second quarter of 2002, the Company wrote down approximately $36.4 million of impaired long-lived assets related to the goodwill and intangible assets associated with the IML acquisition. As a result of the Company's planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as a part of the Company's generally available product offering, continued declining revenues for IML products, the estimated value of IML's goodwill and intangible assets had decreased. Based on the results of the impairment analysis performed, these assets were written down to their estimated fair value. In addition to this charge, a $2.9 million charge is included in the consolidated statement of operations classification, "Costs of revenues," as it relates to the write-down of IML-acquired completed technology.

        During the fourth quarter of 2002, the Company wrote down approximately $30.1 million of impaired long-lived assets related to the goodwill, intangible assets and fixed assets associated with the VQS acquisition. Based on the declining historical and forecasted operating results of VQS as they related to earlier estimates, the economic condition of the telecommunications industry as a whole, and our 18% reduction of VQS workforce, the estimated value of VQS's goodwill, intangible assets and fixed assets had decreased. Based on the results of the impairment analysis performed, these assets were written-down to their fair value.

        In addition to this charge, a $3.1 million charge is included in the consolidated statement of operations classification, "Costs of revenues," as it relates to the write-down of VQS-acquired completed technology.

2001 Impairment Charges

Year Ended December 31,
2001
($ In millions)
In cost of revenues
Acquired completed technology from IML, Mobilee, MMI and VQS	$0.4

In operating expenses
Goodwill and intangible assets related to IML, ViaDSP	55.6
Goodwill and intangible assets related to VQS	—

55.6

Total impairment charges	$56.0

        During 2001, the Company wrote down approximately $56.0 million of impaired long-lived assets which consisted of approximately $55.3 million related to the goodwill associated with the IML acquisition and approximately $638,000 related to the goodwill and acquired technology associated with the ViaDSP acquisition. Based on the declining historical and forecasted operating results of IML as they related to earlier estimates and the economic condition of the telecommunications industry as a whole, the estimated value of IML's and ViaDSP's goodwill had decreased. Furthermore, based on the uncertain future utilization of the acquired technology, the estimated value of ViaDSP's acquired technology had decreased. As a result, these assets were written-down to their fair value. The charge of approximately $55.6 million related to the write-down of goodwill is included in the statement of operations classification "Impairment charges" while the charge of approximately $0.4 million related to acquired technology is included in the statement of operations classification "Cost of revenues."

5—Restructuring and Other Related Charges

Restructuring and Other Related Charges Accruals

        The following table sets forth restructuring and other related charges accrual activity during the years ended December 31, 2001, 2002 and 2003, respectively:

	Employee Related	Facility Related	Impaired Assets	Other	Total
	($ In thousands)
Restructuring and other related charges	$3,463	$3,688	$3,585	$809	$11,545
Non-cash utilization	—	—	(3,585)	(19)	(3,604)
Cash payments	(1,705)	(544)	—	(181)	(2,430)

Restructuring accrual balance at December 31, 2001	$1,758	$3,144	$—	$609	$5,511
Restructuring and other related charges	2,848	1,404	704	54	5,010
Non-cash utilization	—	—	(704)	—	(704)
Cash payments	(3,806)	(1,414)	—	(264)	(5,484)

Restructuring accrual balance at December 31, 2002	$800	$3,134	$—	$399	$4,333
Restructuring and other related charges	4,786	494	1,590	78	6,948
Non-cash utilization	—	—	(1,590)	—	(1,590)
Cash payments	(4,071)	(1,936)	—	(356)	(6,363)

Restructuring accrual balance at December 31, 2003	$1,515	$1,692	$—	$121	$3,328

2003

Year Ended December 31, 2003
($ In millions)
Involuntary severance related costs	$4.8
Lease termination	0.4
Write-down of fixed assets	1.6
Other	0.1

Total restructuring and other related charges	$6.9

        Involuntary severance related costs of $4.8 million resulted from the elimination of approximately 140 positions at the Company's facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April, July and October of 2003. These terminations involved all areas of the Company. At December 31, 2003, the remaining accrued balance for this charge was approximately $1.5 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." The Company expects the majority of the remaining accrued balance to be paid by March 2004 and all balances to be paid by the end of the third quarter of 2004.

        At December 31, 2002, the Company had been leasing a facility in Schaumburg, Illinois that was no longer being occupied. At December 31, 2002, the Company had accrued a total of $1.4 million related to the termination of this lease. On January 31, 2003, the Company entered into a lease termination agreement with the landlord of the facility and paid $1.5 million to the landlord to completely terminate any future rights or obligations under the lease. The $0.1 million excess payment amount over the established accrual was recorded as restructuring and other related charges in 2003.

        The Company is currently working with real estate agents in an attempt to sub-lease idle facilities that are located in the United States, Canada and throughout Europe. A sublease in the Tustin, CA facility was unexpectedly terminated in 2003. As a result the Company recorded a charge for $0.3 million in 2003 representing the value of remaining sublease payments the Company had expected to receive. At December 31, 2003, the remaining accrued balance related to their facilities, including 2001 and 2002 actions was approximately $1.7 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." The Company expects to liquidate the remaining accrued balance over the life of the various leases the last of which expires in the second quarter of 2012.

        During 2003, the Company also wrote down the carrying value of fixed assets that were no longer being utilized as a result of the reductions in force. These fixed assets consisted primarily of supply chain software and test equipment. The total charge for the fixed assets that was included as restructuring and other related charges in 2003 was $0.6 million.

        During 2003, the Company decided to place certain office buildings in Montreal, Canada for sale, as those buildings were no longer used by the Company. The Company has classified the buildings as held-for-sale and wrote down the value of these buildings to estimated fair market value, less cost to sell, and recorded a $1.0 million restructuring loss that is included as a component of "Restructuring and other related charges" in the statement of operations.

2002

Year Ended December 31, 2002
(In millions)
Involuntary severance related costs	$2.8
Lease termination costs	1.4
Write-down of fixed assets	0.7
Other	0.1

Total restructuring and other related charges	$5.0

        Involuntary severance related costs of $2.8 million include $2.5 million recorded in 2002 resulting from the elimination of approximately 105 positions at our facilities in the United States, Canada, and Europe based on terminations that were announced in July, October and December of 2002. These terminations consist primarily of engineering and sales positions, but also include manufacturing and administrative positions. At December 31, 2002, the remaining accrued balance for this charge was approximately $0.7 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." The Company utilized the remaining accrued balance during 2003. The balance of involuntary severance charges of $0.3 million resulted from an increase in the projected estimate of the Company's termination costs in Europe that were originally recorded during the fourth quarter of 2001 as part of the Company's strategic repositioning. At December 31, 2002, the remaining accrued balance for this charge was approximately $0.1 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." The Company utilized the remaining accrued balance during 2003.

        During 2001, as part of the Company's strategic repositioning, the Company recorded restructuring and related charges for the difference between the committed lease payments and the estimated sub-lease rental income for leased facilities that the Company was no longer occupying. During 2002, the Company updated its estimates of the sub-lease rental income based on current market conditions and determined the difference from the committed lease payments was larger than originally estimated. As a result, the Company recorded additional restructuring and related charges of approximately $1.4 million related to these idle leased facilities. At December 31, 2002, the remaining accrued balance for this charge, including the charge that was originally booked in 2001, was approximately $1.6 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." The Company expects to utilize the majority of the remaining accrued balance through 2005.

        As a result of the reduction in headcount, the Company had certain fixed assets that were no longer being utilized. These fixed assets consisted primarily of computer equipment, furniture and fixtures, and machinery and equipment, and they have been disposed of or set aside for disposal. The total charge for the fixed assets that was recorded as restructuring and other related charges in 2002 was approximately $0.7 million.

2001

Year Ended December 31, 2001
(In millions)
Involuntary severance related costs	$3.4
Lease termination costs	4.4
Write-down of fixed assets	3.1
Other	0.6

Total restructuring and other related charges	$11.5

        During 2001, the Company announced a plan to close its IP Services Management operation, which resulted in restructuring and other related charges of $2.3 million. As part of this plan, all 30 employees of the IP Services Management operation were terminated. The charge consisted of approximately $0.6 million of involuntary severance related costs, approximately $0.7 million of fixed asset write-downs, approximately $0.4 million of lease termination costs and approximately $0.1 million of other administrative closing costs. In addition to this, an inventory write-down charge of $0.5 million is included in the consolidated statement of operations classification, "Cost of revenues." At December 31, 2001, the remaining accrued balance for this charge was approximately $0.5 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." The Company utilized the majority of the remaining accrued balance during 2002 and 2003.

        The Company leased a facility in Schaumburg, Illinois that was not currently being occupied by the Company and will not be occupied by the Company in the future. This facility was sub-leased by the Company to a third party tenant for a sub-lease term equivalent to the original lease term, which ends on September 30, 2008. In April 2001, the Company was notified that the tenant had filed for bankruptcy protection and the Company would be required to resume primary responsibility for the lease payments on this facility. The Company had estimated that the difference between the committed lease payments over the life of the lease and the sub-lease rental income will approximate $2.6 million, and this amount is included as restructuring and other related charges in 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $2.2 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." In 2003, we entered into a lease termination agreement with the landlord of the facility.

        During 2001, the Company announced a major restructuring and repositioning of its business. As a result of this repositioning, the Company eliminated approximately 160 positions at our facilities in the United States, Canada, Europe and Asia. These terminations consist primarily of engineering positions, but also include manufacturing, sales and administrative positions. Severance costs related to these terminations of approximately $2.8 million have been recorded as restructuring and other related charges during 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $1.6 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." The Company utilized the remaining accrued balance during 2002.

        Due to this strategic repositioning, certain facilities and fixed assets were no longer being utilized by the Company and will not be utilized by the Company in the future. The Company is currently working with real estate agents in an attempt to sub-lease the idle facilities that are located in the United States, Canada and throughout Europe. The Company has estimated that the difference between the committed lease payments over the lives of the leases and the sub-lease rental income will approximate $0.7 million, and this amount is included as restructuring and other related charges in 2001. At December 31, 2001, the remaining accrued balance for this charge was approximately $0.7 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." The Company expects to utilize the majority of the remaining accrued balance during 2002. The Company is also in the process of disposing of the fixed assets that are no longer being utilized. These fixed assets consist primarily of leasehold improvements on the idle leased facilities and computer equipment, furniture and fixtures and machinery and equipment that were used in connection with activities that have been discontinued. The total charge for the fixed assets that was included as restructuring and other related charges in 2001 was $2.4 million. At December 31, 2001, there was no accrual balance related to this charge.

        Additional costs of approximately $0.7 million related to the strategic repositioning have been charged to restructuring and other special charges. These costs consist primarily of contract termination charges and legal fees. At December 31, 2001, the remaining accrued balance for this charge was approximately $0.5 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." We utilized the remaining accrued balance during 2002.

6—Business and Credit Concentration

        At December 31, 2003, no customer accounted for 10% or more of the Company's accounts receivable balance. At December 31, 2002, two customers, Lucent and a channel partner in the United States, represented 37.5% and 21.2%, respectively, of the Company's outstanding net accounts receivable balance.

        During 2003, two customers, Lucent and a channel partner in the United States, represented 15.6% and 12.6%, respectively, of the Company's total revenues. Revenues from Lucent represented 27.4% of total revenues for the year ended December 31, 2002. No customer accounted for 10% or more of the Company's revenues for the year ended December 31, 2001.

7—Investments

        Investments in marketable securities categorized as "available for sale" are carried at fair value and consist of the following:

	December 31,
	2002	2003
	($ In thousands)
Money market mutual funds	$5,589	$5,064
Corporate securities	59,987	26,460

	$65,576	$31,524
Included in cash and cash equivalents	36,520	31,524

Marketable securities	$29,056	$—

        At December 31, 2002, all marketable securities were due to mature within one year. There was no unrealized gain (loss) at December 31, 2001 and 2002. Proceeds from sale of securities for the years ended December 31, 2001, 2002 and 2003 were $206.0 million, $197.9 million, and $53.1 million respectively. There were no gross realized gains or losses from sale of securities for the years ended December 31, 2001, 2002 and 2003.

        The Company has made equity investments in certain privately held entities. The Company accounts for these investments under the cost method of accounting since the Company does not have the ability to exercise significant influence over these entities and there is not a readily determinable market value for these investments. The Company periodically evaluates the carrying value of these investments for other than temporary impairment. During 2001 and 2002, the Company recorded charges of approximately $7.0 million and $0.4 million, respectively, to reflect the other than temporary decline in fair value of these equity investments. The investee companies for which the charge was recorded have experienced a significant decline in operating and financial results in comparison to the results forecasted at the time the investment was made. The Company determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the companies being evaluated. This charge is included in the consolidated statement of operations classification "Other expense." The carrying amount of these investments was $0.0 at both December 31, 2002 and 2003, respectively.

        For the year ended December 31, 2001, gross realized gains from the sale of equity investments was $0.2 million. The Company did not realize any gains or losses related to equity investments for the years ended December 31, 2002 and 2003.

8—Inventories

        Inventories consist of the following:

	December 31,
	2002	2003
	($ In thousands)
Raw materials	$4,026	$1,021
Work in process	1,715	196
Finished goods	4,429	1,976

	$10,170	$3,193

9—Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2002	2003
	($ In thousands)
Computer equipment	$21,026	$15,211
Computer software	10,392	9,417
Furniture and fixtures	2,988	2,818
Machinery and equipment	3,123	3,367
Land	225	—
Building	828	—
Leasehold improvements	6,125	5,151

	44,707	35,964

Less accumulated depreciation	(26,752)	(28,745)

	$17,955	$7,219

        Depreciation and amortization expense related to property and equipment was $9.0 million, $9.5 million and $7.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. The large decrease in computer equipment, computer software and building is mainly due to the impairment and restructuring charges.

10—Income Taxes

        The components of income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2001	2002	2003
	($ In thousands)
Current income tax expense (benefit):
Federal	$—	$(599)	$—
State	160	26	—
Foreign	400	(863)	115

	560	(1,436)	115
Deferred income tax expense (benefit):
Federal	827	—	—
State	—	—	—
Foreign	—	—	—

	827	—	—

	$1,387	$(1,436)	$115

Deferred tax assets (liabilities) consist of the following:
Net operating loss carryforwards	$36,035	$62,617	$70,234
Tax credit carryforwards	4,657	4,948	5,023
Inventories	7,464	3,427	3,073
Accrued expenses	4,069	5,310	15,880
Intangible assets	19,361	38,782	50,715
Other	3,400	3,574	4,480

	$74,986	$118,658	$149,405

Fixed assets	(337)	(641)	(963)

Valuation allowance:	(74,649)	(118,017)	(148,442)

Net deferred taxes	$—	$—	$—

        For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce taxable income of approximately $138.0 million at December 31, 2003, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. The Company also has a foreign net operating loss carryforward of approximately $46.0 million. The Company has $5.0 million of tax credits that are composed of federal research and development credits and state and local credits. These credits began to expire in 2003.

        Management believes that the realization of certain deferred tax assets were more unlikely than not and, accordingly, has established a full valuation allowance. During fiscal 2003, the deferred tax asset valuation allowance increased by $30.4 million, primarily as the result of additional net operating loss carryforwards and the amortization of intangible assets. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately

$4.5 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which, if realized, will be allocated directly to additional paid-in capital.

	Year Ended December 31,
	2001	2002	2003
Computed expected tax expense at U.S. federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	1.9	3.1	5.6
Rate differential of foreign operations	1.3	2.0	4.4
U.S., federal research and development credits	1.6	0.1	0.9
Change in valuation allowance	(36.3)	(35.7)	(40.5)
Nondeductible intangibles	(16.9)	(3.7)	(5.7)
Other	13.4	1.6	1.1

Effective tax rate	(1.0)%	1.4%	(0.2)%

        The domestic and foreign components of loss before income taxes were:

	Year Ended December 31,
	2001	2002	2003
	($ In thousands)
Domestic	$(34,622)	$(52,373)	$(52,074)
Foreign	(106,649)	(47,602)	(3,817)

	$(141,271)	$(99,975)	$(55,891)

11—Accrued Expenses and Other Liabilities

        Components of accrued expenses and other liabilities consist of the following:

	December 31,
	2002	2003
	($ In thousands)
Accrued compensation and related expenses	$3,505	$2,838
Accrued interest expense	733	613
Income taxes payable	364	703
Deferred revenue	1,117	1,638
Deferred rent	1,140	1,273
Accrued restructuring and other related charges	4,333	3,328
Other liabilities	4,145	3,263

	$15,337	$13,656

12—Indebtedness

Convertible Notes

        Effective October 11, 2000, the Company issued $175 million of convertible subordinated notes (the "Notes"). The Notes are convertible into shares of NMS common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The Notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The Notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. The Company is subject to certain covenants under the related indenture. The Company incurred debt issuance costs aggregating $5.7 million, which have been deferred and are being amortized using the effective interest rate method as a component of interest expense over the term of the Notes. The unamortized issuance costs, $1.3 million and $0.7 million at December 31, 2002 and 2003, respectively, are included in the consolidated balance sheet caption "Other assets."

        For the years ended December 31, 2001, 2002 and 2003, the Company paid $27.1 million, $37.9 million and $9.3 million, respectively, to extinguish $46.6 million, $59.4 million and $11.3 million, respectively, of face value of the Notes. As a result, the Company wrote off $1.2 million, $1.2 million and $0.2 million, respectively, of unamortized debt issuance costs and recorded a related gain of $18.9 million, $20.8 million and $2.1 million, respectively in other income and expense on the income statement. The 2002 gain was previously recorded as an extraordinary gain but has been reclassified to other income in accordance with a change in SFAS 145 (see Note 1).

Other Debt

        In connection with the IML acquisition, the Company assumed outstanding debt, which consisted of two interest free loans from the Canadian government. The balances of these loans totaled $323,000 at December 31, 2000 and each loan was paid in full by the Company in January 2001.

        As part of the acquisition of QWES, the Company assumed its outstanding debt which consisted of promissory notes and notes payable. In connection with the issuance of some of the notes, the Company issued warrants to purchase 169,670 shares of common stock of the Company at an exercise price of $0.04 per share for 141,084 shares and $3.94 per share for the remaining 28,586 shares. The warrants were exercisable in whole or in part at any time from the date of the grant and expire four years from the date of grant. None of these warrants were exercised during 2000 and 13,720 and 5,342 warrants were exercised during 2001 and 2002, respectively. At December 31, 2002, there were no remaining warrants outstanding.

13—Profit Sharing Plans

        The Company has established a 401(k) cash or deferred profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The Company currently matches contributions each pay period at 50% of the employee's contributions up to 6% of employee's compensation, not to exceed the federal limit of $12,000 per calendar year. The employer contribution for the years ended December 31, 2001, 2002 and 2003 was $1.1 million and $0.9 million and $0.8 million, respectively.

14—Equity

Stock Repurchase Program

        During 2001, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its outstanding common stock for an aggregate purchase price not to exceed $5.0 million. The Company made no repurchases during 2003 but as of December 31, 2003, the Company had repurchased 915,000 shares for an aggregate purchase price of $4.7 million.

Preferred Stock

        Under its restated certificate of incorporation the Company has authorized 3,000,000 shares of preferred stock, par value $0.01 per share. On December 31, 2003, the Company had no shares of preferred stock issued and outstanding. In connection with its stockholder rights plan, 15,000 of such shares have been designated "Series A Junior Preferred Stock", none of which are issued and outstanding. The Company's board of directors has the authority to issue preferred stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series or the designation of such class or series, without any further action by the stockholders. Preferred stock, if issued, will not be entitled to any preemptive or similar rights.

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

1993 Employee Stock Purchase Plan

        The 1993 Employee Stock Purchase Plan ("Purchase Plan") which was adopted by the Board of Directors in 1993 and amended by the Company's stockholders in 1996, permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 800,000 shares for the Purchase Plan. In March 1999, the Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Purchase Plan from 800,000 to 1,400,000 shares. For the years ended December 31, 2000, 2001 and 2002, 121,220, 295,087 and 271,114 shares, respectively, were issued under the Purchase Plan. As of December 31, 2002, 1,273,149 total shares have been issued under the Purchase Plan at prices ranging from $0.97 to $34.11 per share. Since the adoption of the 2003 Employee stock purchase plan the 1993 Employee Stock Purchase Plan is no longer in use.

1993 Non-Employee Directors Stock Option Plan

        In October 1993, the Company's Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan") which provides for the purchase of up to 240,000 shares of common pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. In March 1996 the Board of Directors adopted and in May 1996 the Company's stockholders approved (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Plan and no further grants under the Directors Plan will be made after the adoption of the 2000 Plan. As of December 31, 2003, 280,000 shares had been granted at prices ranging from $2.44 to $24.63 per share. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan.

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

2000 Equity Incentive Plan

        In March 2000, the Company's Board of Directors adopted and in April 2000 the Company's stockholders approved the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company's common stock (collectively, "Stock Awards") to employees, non-employee directors and consultants. The aggregate number of shares which may be issued under the 2000 Plan is 5,000,000 plus any shares of the Company's common stock represented by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of non-statutory and incentive stock options may not be less than 50% and 100%, respectively, of the fair market value of the company's common stock on the date of grant.

2003 Employee Stock Purchase Plan

        The 2003 Employee Stock Purchase Plan which was adopted by the Board of Directors in 2003, permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 750,000 shares for the Purchase Plan. During 2003, 92,010 shares were issued under the Purchase Plan at a price of $0.765 per share.

        A summary of the transactions under all stock option plans for the three years ended December 31, 2003 is as follows:

	Year Ended December 31, 2001		Year Ended December 31, 2002		Year Ended December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	7,773,884	$20.84	9,615,378	$15.51	8,674,691	$10.84
Granted	3,096,190	5.07	1,730,554	3.91	2,381,195	1.66
Exercised	(134,551)	3.42	(86,977)	3.09	(297,015)	3.03
Forfeited or expired	(1,120,145)	25.73	(2,584,264)	23.84	(1,857,057)	11.41

Outstanding at end of period	9,615,378	15.51	8,674,691	10.84	8,901,814	8.54

Exerciseable at end of period	4,782,355	15.87	5,958,070	12.85	6,201,820	11.38

        The following table summarizes outstanding stock options as of December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Average Exercise Price
$1.10-$5.00	5,793,172	3.6	$2.60	3,118,951	$3.16
$5.01-$10.00	1,626,007	2.4	7.00	1,603,773	7.02
$10.01-$20.00	280,889	3.5	14.80	279,863	14.79
$20.01-$30.00	91,718	4.9	24.30	89,593	24.18
$30.01-$40.00	637,559	1.3	32.70	637,171	32.69
$40.01-$50.00	439,002	1.4	45.64	439,002	45.64
$50.01-$60.00	9,250	1.8	56.56	9,250	56.56
$70.01-$80.00	24,217	1.5	72.24	24,217	72.24

	8,901,814	3.1	8.54	6,201,820	11.38

        As of December 31, 2003, a total of 11,317,514 shares of common stock have been reserved for issuance upon the exercise of stock options.

Option Forfeiture

        On October 28, 2002, certain officers and members of upper management of the Company forfeited a total of 808,000 outstanding common stock options. These options were granted at various times from April 28, 2000 to October 13, 2000 at exercise prices ranging from $30.94 to $56.69. Upon the date of forfeiture, the fair value of the options was immaterial. The forfeited option shares will be used for future grants to the Company's employees in the ordinary course of business. Although some or all of the participants in this forfeiture may from time to time receive future grants in the ordinary course of business, there are no agreements, arrangements or obligations between the Company and these participants for subsequent option grants to these individuals.

16—Commitments and Contingencies

Leases

        The Company leases its current corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities under leases, which expire within one to five years. Rental expenses under all operating lease agreements in effect during the years ended December 31, 2001, 2002 and 2003 amount to approximately $4.2 million, $4.5 million and $4.0 million, respectively.

        The Company has various other facilities throughout North America, Europe and Asia that have short-term leases and act as sales offices. The Company believes that the existing facilities are adequate for its current needs and that suitable space will be available to meet future needs.

        At December 31, 2003, commitments under operating leases for minimum future payments consist of the following, of which $1.7 million of these future operating lease payments have been accrued as part of the Company's restructuring and other related charges and will not impact the Company's results of operations in future periods:

Year ending December 31,	($ In thousands)
2003	$4,247
2004	3,491
2005	3,038
2006	3,004
2007	3,004
Thereafter	9,564

$26,348

Litigation

        The Company is the defendant in an action by Connectel, LLC initially filed in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action has been transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleges that one or more of the Company's products infringe upon two related United States patents owned by it and seeks injunctive relief and damages in an unspecified amount. The patents relate to a specific routing protocol. In December 2002, the parties participated in a hearing before the court, pursuant to which the judge will construe certain patent claims. The Company is awaiting the judge's opinion. The Company has reviewed the allegations with its patent counsel and believes that none of its products infringe upon the patents. The Company is defending the claim vigorously.

Purchase Commitments

        The Company's agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At December 31, 2003, the Company had met the eight turn goal in all preceeding quarters.

Guarantees and Indemnification Obligations

        The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products and assets. The terms of these indemnification agreements vary. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal and indemnification agreements were grandfathered under the provisions of FIN No. 45 in effect prior to December 31, 2002 and are not required to be fair valued. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

17—Segment and Geographic Information

        The Company made two changes to its segment reporting in 2003. First, the Company expanded its segment reporting in the first quarter of 2003 to include information specific to Network Infrastructure. Second, in the third quarter the Company combined the NS business unit into its PS business unit. The Company's business units are now comprised of the Platform Solutions business unit, Voice Quality Systems business unit, and the Network Infrastructure business unit. Prior periods have been restated to reflect the current business unit structure. The PS business unit consists of products and services related to the Company's systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing as well as the HearSay and MyCaller products. The VQS business unit consists of products and services related to the Company's voice quality enhancement and echo cancellation systems. The NI business unit consists of the Company's wireless access gateway product, AccessGate 500.

        The following table presents the Company's revenues and operating loss, by business unit and by geographic segment. The Company has not recorded any significant revenues for the NI business units as the systems and products related to this business unit are either in the development or trial phase.

($ In thousands)	VQS	NI	PS	Corporate	Total
Revenues:
2003	$20,505	$93	$66,549	$—	$87,147
2002	28,905	—	73,788	—	102,693
2001	4,278	—	76,706	—	80,984
Income (loss) from operations:
2003	$(370)	$(5,267)	$(1,119)	$(47,566)	$(54,322)
2002	(1,390)	(3,779)	(4,584)	(110,353)	(120,106)
2001	1,104	—	(16,832)	(134,799)	(150,527)
Total assets:
2003	$4,171	$345	$9,870	$71,942	$$86,328
2002	21,648	—	26,959	106,476	155,083
2001	61,240	—	66,394	191,471	319,105
Long-lived assets:
2003	$106	$252	$1,581	$5,280	$7,219
2002	12,877	—	16,943	11,909	41,729
2001	51,692	—	52,340	17,895	121,927
Capital expenditures:
2003	$248	$172	$1,388	$628	$$2,436
2002	1,339	138	5,036	1,160	7,673
2001	16	—	3,267	9,518	12,801
Depreciation and amortization expense:
2003	$584	$95	$4,150	$4,684	$9,513
2002	1,079	169	6,203	10,081	17,532
2001	72	—	3,954	28,364	32,390

        Management makes operating decisions and assesses the performance of individual business segments on a basis that excludes from consideration intangible assets, amortization of intangible assets, restructuring and other related costs and impairments of long-lived assets. Therefore all goodwill, intangible assets, impairment and restructuring charges have been allocated to corporate.

        As of December 31, 2003 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The following table presents the Company's revenues, operating income (loss), total assets, long-lived assets, capital expenditures, and depreciation and amortization expense by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. "Rest of World" is Latin America and properly reflects how the regions are analyzed by senior management. In the previously issued financial statements, the "Rest of World" was comprised of Latin America and Canada. For the years ended December 31, 2003, 2002 and 2001, the loss from operations for "North America" includes all impairment losses and acquisition related amortization expenses

($ In thousands)	North America	Europe	Asia	Rest of World	Total
Revenues:
2003	$46,597	$15,252	$24,086	$1,212	$87,147
2002	64,640	14,038	23,391	624	102,693
2001	51,082	13,403	14,234	2,265	80,984
Income (loss) from operations:
2003	$(67,054)	$(2,880)	$14,405	$1,207	$(54,322)
2002	(124,082)	(8,862)	12,286	552	(120,106)
2001	(153,519)	(4,191)	5,417	1,766	(150,527)
Total assets:
2003	$76,683	$6,616	$3,029	$—	$86,328
2002	140,294	10,664	4,125	—	155,083
2001	308,001	9,622	1,482	—	319,105
Long-lived assets:
2003	$7,088	$54	$77	$—	$7,219
2002	40,736	723	270	—	41,729
2001	120,516	1,156	255	—	121,927
Capital expenditures:
2003	$2,371	$58	$7	$—	$2,436
2002	7,492	51	130	—	7,673
2001	12,583	126	92	—	12,801
Depreciation and amortization expense:
2003	$8,562	$734	$217	$—	$9,513
2002	16,840	603	89	—	17,532
2001	31,817	445	128	—	32,390

18—Quarterly Information (Unaudited)

	Quarter Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(Unaudited)
	($ In thousands, except per share amounts)
Revenues	$28,217	$29,187	$25,939	$19,350	$20,812	$21,079	$21,796	$23,460
Cost of revenues	15,445	17,233	11,712	13,396	10,885	16,933	9,751	10,782

Gross profit	12,772	11,954	14,227	5,954	9,927	4,146	12,045	12,678
Operating expenses:
Selling, general and administrative	16,564	16,323	12,821	9,647	11,206	9,845	8,376	8,142
Research and development	9,781	10,956	9,246	8,183	8,756	8,210	7,298	6,028
Impairment charges	—	36,400	—	30,082	—	18,319	—	—
Restructuring and other related charges	—	—	2,522	2,488	887	3,047	3,014	—

Total operating expenses	26,345	63,679	24,589	50,400	20,849	39,421	18,688	14,170

Operating loss	(13,573)	(51,725)	(10,362)	(44,446)	(10,922)	(35,275)	(6,643)	(1,492)
Other income (expense), net	214	9,876	3,756	6,285	(735)	(1,350)	677	(151)

Loss before income taxes	(13,359)	(41,849)	(6,606)	(38,161)	(11,657)	(36,625)	(5,966)	(1,643)
Income tax expense (benefit)	167	(806)	36	(833)	(74)	38	—	151

Net loss	$(13,526)	$(41,043)	$(6,642)	$(37,328)	$(11,583)	$(36,663)	$(5,966)	$(1,794)

Basic and diluted net loss per common share	$(0.37)	$(1.14)	$(0.18)	$(1.03)	$(0.32)	$(1.01)	$(0.16)	$(0.05)

        As reflected above, the Company's quarterly results are affected by charges related to impairments of assets and restructuring actions, among other items. Additional items affecting our quarterly results are as follows:

        During the second quarter of 2002, cost of revenues included a $2.9 million impairment charge related to IML-acquired completed technology. During the fourth quarter of 2002, cost of revenues included a $3.1 million impairment charge related to VQS-acquired completed technology. During the second quarter of 2003, cost of revenues included a $7.4 million impairment charge related to the VQS, MMI and Mobilee acquisitions.

        During the fourth quarter of 2002, there was a bonus accrual reversal in the fourth quarter of 2002 of $1.7 million of selling, general and administrative expenses and of $0.8 million of research and development expenses. These amounts had been previously accrued in the prior quarters of 2002.

        During the fourth quarter of fiscal 2003, we recorded two foreign currency transaction adjustments, netting to $0.3 million, which decreased loss before income taxes, reversed a vacation accrual, which resulted in a decrease to loss before income taxes of $0.9 million, and made an adjustment to decrease overhead costs capitalized in inventories totaling $0.8 million, which increased cost of revenues and, therefore, loss before income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

VALUATION AND QUALIFYING ACCOUNTS

Schedule II
($ in thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of Year
12/31/01	$1,260,362	$882,200	$964,848	$1,177,714
12/31/02	$1,177,714	$122,623	$321,477	$978,860
12/31/03	$978,860	$123,868	$108,042	$994,686

(1)
Amounts include write-offs of accounts receivable deemed to be uncollectible.

Deferred Tax Valuation Allowance

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
12/31/01	$(26,189)	$(48,460)	$—	$(74,649)
12/31/02	$(74,649)	$(43,368)	$—	$(118,017)
12/31/03	$(118,017)	$(30,425)	$—	$(148,442)

ITEM 9A. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing of this annual report on Form 10-K, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

B. Changes in Internal Controls

        There were no material changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists our executive officers and directors as of December 31, 2003:

Name	Age	Position
Robert P. Schechter	55	Chairman of the Board, President and Chief Executive Officer
William B. Gerraughty, Jr	39	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Colin Doherty	42	Senior Vice President, Worldwide Sales and Marketing
Clarke Ryan	49	Vice President and General Manager, Voice Quality Systems
Gerrold Walker	53	Vice President and General Manager, Platform Solutions
R. Brough Turner	57	Senior Vice President of Technology
Alex N. Braverman	44	Vice President and Corporate Controller
William E. Foster(2)	59	Director
Ofer Gneezy(1)	52	Director
W. Frank King, Ph.D.(1)	64	Director
Pamela D. A. Reeve(1)	54	Director
Ronald W. White(2)	63	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

        Each member of our board of directors is elected at the annual meeting of stockholders and holds office for three years and until his or her successor is elected and qualified.

        Robert P. Schechter has served as our President and Chief Executive Officer since 1995 and as Chairman of the Board since 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation, and from 1980 to 1987 he was a partner of Coopers and Lybrand LLP. Mr. Schechter is also a director of MapInfo Corporation, a developer of location-based software services and solutions, Moldflow Corporation, a provider of software solutions for optimizing the design and manufacture of plastic products and Avici Systems, Inc., a provider of purpose-built carrier-class routing solutions for the Internet.

        William B. Gerraughty, Jr. joined our Company as Senior Vice President of Finance, Chief Financial Officer, and Treasurer in May 2003. From 2001 to 2002, Mr. Gerraughty was Senior Vice President and Chief Financial Officer of Infinium Software Inc., a provider of enterprise software. From 1993 to 2000, Mr. Gerraughty held various positions with Intellution, Inc., a developer of PC-based software for the industrial automation market, including Chief Financial Officer, Chief Operating Officer and President. Earlier in his career, Mr. Gerraughty, a CPA, was with Coopers and Lybrand LLP.

        Colin Doherty joined our Company as Senior Vice President of Worldwide Sales in February 2003. During 2002, Mr. Doherty served as President and Chief Marketing Officer of Carrier Networks for Nortel Europe. Mr. Doherty held various other executive positions with Nortel in both Latin America and the U.S.

        Clarke Ryan joined our Company in December 2001 as Vice President and General Manager of our voice quality business acquired from Lucent. From 1977 to 2001, Mr. Ryan held numerous executive positions within Lucent, most recently, Signal Processing Systems Director.

        Gerrold Walker joined our Company in December 1999 as Vice President of Services. Since August 2002, Mr. Walker has been the Vice President and General Manager of our Platforms Solutions

business. Prior to joining our Company, Mr. Walker was Vice President and General Manager of SunExpress Europe, the Sun MicroSystems after-market business unit.

        R. Brough Turner, a co-founder of our Company, has served as our Senior Vice President of Technology since 1994. He served as Vice President of Operations from 1983 to 1994. Prior to co-founding our Company, Mr. Turner spent 13 years in engineering and engineering management at Digilab, Inc. and at Block Engineering, Inc., both subsidiaries of Bio-Rad Laboratories.

        Alex N. Braverman has served as our Vice President and Corporate Controller since February 1999. From 1994 to 1998, Mr. Braverman held senior financial executive positions at Concentra Corporation, a developer of sales and engineering software automation products, most recently as Vice President, Chief Financial Officer and Treasurer. From 1988 to 1994, Mr. Braverman was Controller of Artel Communications Corporation, a manufacturer of networking products.

        William E. Foster began serving as a director of our Company in July 2000. He has been, since 1997, a private investor. In 1980, Mr. Foster co-founded Stratus Computer, Inc., a manufacturer of fault-tolerant computer systems and served as its Chairman and Chief Executive Officer until 1997. Prior to 1980, Mr. Foster spent 14 years in the computer industry, serving as Vice President of Software for Data General Corporation and in management and technical positions with Hewlett Packard Company. Mr. Foster is a director of several privately held companies.

        Ofer Gneezy began serving as a director of our Company in July 2000. He was a co-founder, and has been, since 1997, President, Chief Executive Officer and a director of iBasis, Inc., a provider of Internet-based communications services for international carriers. From 1994 to 1996, Mr. Gneezy served as President of Acuity Imaging, Inc., a multinational company focused on the industrial automation industry. From 1980 to 1994, he was an executive of Automatix Inc. (a predecessor to Acuity Imaging), an industrial automation company, most recently serving as its President and Chief Executive Officer.

        W. Frank King, Ph.D. has served as a director of our Company since 1997. He has been, since November 1998, a private investor. From 1992 to 1998, he was Chief Executive Officer and a director of PSW Technologies, Inc., a provider of software services. From 1988 to 1992, Dr. King was a Senior Vice President of Development of Lotus Development Corporation and for the previous 19 years has served in various positions with IBM Corporation, including his last position as Vice President Development for the entry system division. He is a director of eOn Communications Corporation, formerly known as Cortelco Systems, Inc., a provider of telecommunications applications; Concero, formerly known as PSW Technologies, Inc., Perficient, Inc., a provider of virtual professional services organizations to Internet software companies; iBasis, Inc., a provider of Internet telephony services; and Aleri, Inc., a provider of data analytic software.

        Pamela D. A. Reeve has served as a director of our Company since 1997. She has served, since 1993, as Chief Executive Officer and a director and, from 1989 to 1993, as President, Chief Operating Officer and a director of Lightbridge, Inc., a provider of products and services which enable wireless telecommunications carriers to improve customer acquisition and retention processes. From 1978 to 1989, she was with The Boston Consulting Group, a management consulting firm. Ms. Reeve is a director of American Tower Corporation, a provider of infrastructure facilities and services to the wireless, Internet and broadcasting industries.

        Ronald W. White has served as a director of our Company since 1988. Since 2002, he has been a consultant and private investor. From 1997 until 2002, he was a partner of Argo Global Capital, a venture capital firm. From 1983 until 2002, he was a partner of Advanced Technology Development Fund, also a venture capital firm. Mr. White is a director of several privately held companies.

ITEM 11. EXECUTIVE COMPENSATION

        The information appearing under the caption "Executive Compensation" (other than the information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Stockholder Return") of our Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 2004 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" and "Equity Compensation Plans" of our Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 2004 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We do not have any relationships, nor were we a party to any transaction, requiring disclosure under Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information is incorporated herein by reference to our definitive 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  (1) FINANCIAL STATEMENTS

The following are included in Part II of this report:
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2003.
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2002 and 2003.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003.
Notes to the Consolidated Financial Statements.

(A)  (2) FINANCIAL STATEMENT SCHEDULES

The following are included on the indicated pages of this report:	Page No.
Report of Independent Auditors	46
Schedule II - Valuation and Qualifying Accounts	80

        Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(A)  (3) EXHIBITS

        The Exhibit Index, appearing after the signature page on sequentially numbered page 86, is incorporated herein by reference.

(B)  REPORTS ON FORM 8-K

        We filed or furnished the following report(s) on Form 8-K during the year ended December 31, 2003. Information regarding each item reported on is as follows:

Date Filed or Furnished	Item No.	Description
April 9, 2003	Item 9	On April 9, 2003, we announced our first quarter results for the period ended March 31, 2003
July 14, 2003	Item 9	On July 14, 2003, we announced our second quarter results for the period ended June 30, 2003
October 14, 2003	Item 9	On October 14, 2003, we announced our third quarter results for the period ended September 30, 2003

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMS COMMUNICATIONS CORPORATION
By:	/s/ ROBERT P. SCHECHTER Robert P. Schechter President, Chief Executive Officer and Chairman of the Board
By:	/s/ WILLIAM B. GERRAUGHTY, JR Willaim B. Gerraughty, Jr. Senior Vice President of Finance, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT P. SCHECHTER Robert P. Schechter	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2004
/s/ WILLIAM B. GERRAUGHTY, JR. William B. Gerraughty, Jr.	Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2004
/s/ ALEX N. BRAVERMAN Alex N. Braverman	Vice President and Corporate Controller (Chief Accounting Officer)	March 1, 2004
/s/ WILLIAM E. FOSTER William E. Foster	Director	March 1, 2004
/s/ OFER GNEEZY Ofer Gneezy	Director	March 1, 2004
/s/ W. FRANK KING, PH.D. W. Frank King, Ph.D.	Director	March 1, 2004
/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	March 1, 2004
/s/ RONALD W. WHITE Ronald W. White	Director	March 1, 2004

Exhibit Index

        We will furnish to any stockholder who so requests, a copy of this annual report on Form 10-K, as amended, including a copy of any exhibit listed below, provided that we may require payment of a reasonable fee not to exceed our cost of furnishing such exhibit.

No.	Title
2.6*
Merger Agreement dated as of May 18, 2000 by and among the Registrant, NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (filed with the Registrant's Form 8-K dated July 20, 2000).
2.7*	Asset Purchase Agreement dated October 15, 2001 by and between the Registrant and Lucent Technologies Inc. (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2001).
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-K for the year ended December 31, 1995).
3.2*	By-laws of Registrant, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 8-K dated May 4, 2001).
4.1*	Specimen Certificate for the Common Stock (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
4.2*	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).
4.3*	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).
4.4*	Form of Global Note (filed with the Registrant's Form 8-K dated October 12, 2000).
10.12#*	1993 Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.13#*	2003 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940) on June 19, 2003).
10.14#*	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.19#*	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.20*	Lease Amendment between Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant's Form 10-K for the year ended December 31, 1996).
10.23#*	2000 Equity Incentive Plan (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.27*	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant's Form 10-Q for the quarter ended March 31, 2001).
10.29*	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (filed with the Registrant's Form 8-K dated December 14, 2001).

10.30*
Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent's Voice Quality Business (filed with the Registrant's Form 8-K dated December 14, 2001).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Accountants.
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the registration statement or report indicated.
#
Management contract or compensatory plan or arrangement.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Auditors
NMS Communications Corporation Consolidated Balance Sheets
NMS Communications Corporation Consolidated Statements of Operations
NMS Communications Corporation Consolidated Statements of Stockholders' Equity
NMS Communications Corporation Consolidated Statements of Cash Flows
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
VALUATION AND QUALIFYING ACCOUNTS
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV