Form 10-Q
period 2004-03-31
NMS COMMUNICATIONS CORP
filed 2004-05-10
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES  ☒      NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).           YES  ☒              NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,498,088 shares of Common Stock, $0.01 par value, outstanding at April 30, 2004.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

 (In thousands)

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$100,546	$59,917
Accounts receivable, net of allowance for doubtful accounts of $928 and $995, respectively	8,835	9,254
Inventories	2,778	3,193
Prepaid expenses and other assets	4,643	4,598
Total current assets	116,802	76,962

Property and equipment, net of accumulated depreciation and amortization of $29,472 and $28,745, respectively	6,810	7,219
Other assets	1,911	2,147
Total assets	$125,523	$86,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,795	$4,692
Accrued expenses and other liabilties	14,061	13,656
Total current liabilities	18,856	18,348

Long-term debt	44,542	57,742

Common stock, $0.01 par value, 125,000,000 shares authorized; 46,358,480 and 36,738,402 shares issued at March 31, 2004 and December 31, 2003, respectively, and 46,358,480 and 36,685,958 shares outstanding at March 31, 2004 and December 31, 2003, respectively	464	367
Additional paid-in capital	410,286	359,418
Accumulated deficit	(346,192)	(346,834)
Accumulated other comprehensive loss	(2,359)	(2,326)
Deferred compensation	(74)	(102)
Treasury stock, at cost, 0 and 52,444 shares at March 31, 2004 and December 31, 2003, respectively	—	(285)
Total stockholders’ equity	62,125	10,238
Total liabilities and stockholders’ equity	$125,523	$86,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003

Revenues	$24,379	$20,812

Cost of revenues	8,822	10,885

Gross profit	15,557	9,927

Operating expenses:
Selling, general and administrative	8,090	11,207
Research and development	5,961	8,756
Restructuring and other related charges	—	887
Total operating expenses	14,051	20,850

Operating income (loss)	1,506	(10,923)

Other income (expense):
Interest expense	(803)	(958)
Interest income	121	240
Gain (loss) on extinguishment of debt	(148)	688
Other	(8)	(705)
Other expense, net	(838)	(735)

Income (loss) before income taxes	668	(11,658)

Income tax (benefit) expense	25	(74)

Net income (loss)	$643	$(11,584)

Basic earnings (loss) per common share	$0.02	$(0.32)

Weighted average basic shares outstanding	38,340	36,203

Diluted earnings (loss) per common share	$0.02	$(0.32)

Weighted average diluted shares outstanding	41,252	36,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flow from operating activities:
Net income (loss)	$643	$(11,584)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,249	4,182
Loss (gain) on extinguishment of debt	147	(688)
Loss on disposal of fixed assets	77	—
Foreign exchange transaction loss on intercompany debt	(31)	—
Changes in assets and liabilities:
Accounts receivable	415	1,631
Inventories	415	2,154
Prepaid expenses and other assets	(67)	846
Accounts payable	(52)	(1,294)
Accrued expenses and other liabilities	782	(1,630)
Net cash provided by (used in) operating activities	3,578	(6,383)
Cash flow from investing activities:
Additions to property and equipment	(660)	(767)
Purchases of marketable securities	—	(23,844)
Proceeds from the maturity of marketable securities	—	29,000
Net cash provided by (used in) investing activities	(660)	4,389
Cash flow from financing activities:
Repurchase of convertible notes, includes related accrued interest	(13,513)	(1,106)
Proceeds from issuance of common stock, net of issuance costs	51,250	—
Net cash provided by (used in) financing activities	37,737	(1,106)
Effect of exchange rate changes on cash	(26)	440
Net increase (decrease) in cash and cash equivalents	40,629	(2,660)
Cash and cash equivalents, beginning of period	59,917	56,768
Cash and cash equivalents, end of period	$100,546	$54,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A.                                    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2004 and the condensed consolidated statements of operations and cash flows for the three month periods ending March 31, 2004 and 2003 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).  The financial information included herein has been prepared without audit.  The consolidated balance sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2003.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived and intangible assets, income taxes, and restructuring and other related charges.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The operating results for the three month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.

B.            STOCK OPTION AND STOCK PURCHASE PLANS

In the condensed consolidated financial statements, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option and stock purchase plans. All options granted under the various plans administered by the Company have a vesting life not to exceed four years, and these options have an expiration date of up to ten years from the date of grant.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation,” the fair value of each stock-based award granted by the Company has been estimated on the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per common share as if the fair value method prescribed in FAS No. 123 had been applied to the Company’s stock option plan and recorded in the consolidated financial statements:

	Three months ended March 31,
(in thousands, except per share data)	2004	2003
Net income (loss), as reported	$643	$(11,584)
Add: Stock-based employee compensation expense included in net income (loss)	28	399

Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(403)	(1,529)
Pro forma net income (loss)	$268	$(12,714)
Income (loss) per share:
Basic net income (loss) per common share, as reported	$0.02	$(0.32)
Diluted net income (loss) per common share, as reported	$0.02	$(0.32)
Basic net income (loss) per common share, pro forma	$0.01	$(0.35)
Diluted net income (loss) per common share, pro forma	$0.01	$(0.35)

C.            BUSINESS AND CREDIT CONCENTRATION

At March 31, 2004, two customers, Lucent Technologies, Inc. (“Lucent”) and Avaya, Inc., represented 10.5% and 10.7%, respectively, of the Company’s outstanding net accounts receivable.  At December 31, 2003, no customer accounted for 10% or more of the Company’s accounts receivable balance.

Lucent represented 14.3% of the Company’s revenues for the three months ended March 31, 2004.  Two customers, Lucent Technologies, Inc. (“Lucent”) and a channel partner in the United States of America, represented 12.0% and 17.5%, respectively, of the Company’s revenues for the three months ended March 31, 2003.

D.            EARNINGS PER SHARE

The following table provides the basic and diluted income (loss) per share (EPS) computations (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003

Net income (loss)	$643	$(11,584)

Basic earnings (loss) per share	$0.02	$(0.32)

Weighted average basic shares outstanding	38,340	36,203

Diluted earnings (loss) per share	$0.02	$(0.32)

Weighted average diluted shares outstanding	41,252	36,203

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options or the net loss position of the Company.  The number of options that were antidilutive for the three months ended March 31, 2004 and 2003 were 1,929,253 and 8,427,735 respectively.

E.              RESTRUCTURING AND OTHER RELATED CHARGES

The Company did not record a restructuring charge in the three months ended March 31, 2004.

In the first quarter of 2003, in an effort to reduce future operating expenses, the Company initiated restructuring that resulted in restructuring and other related charges of $0.9 million. These charges consist of $0.8 million of involuntary severance related costs and $0.1 million of lease termination costs.

Involuntary severance related costs of $0.8 million resulted from the elimination of approximately 65 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January and April of 2003. These terminations consisted primarily of engineering and sales positions, but also included manufacturing and administrative positions.

The following table sets forth activity relating to restructuring and other related charges during the first three months of 2004:

(in thousands)	Employee Related	Facility Related	Other	Total
Restructuring accrual balance at December 31, 2003	$1,515	$1,692	$121	$3,328
Cash payments	(891)	(105)	(49)	(1,045)
Restructuring accrual balance at March 31, 2004	$624	$1,587	$72	$2,283

The remaining accrual balances for employee related and facility related charges are expected to be settled in cash over the next one and seven years, respectively.

F.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of March 31, 2004 and December 31, 2003 were comprised of the following:

(In thousands)	March 31, 2004	December 31, 2003

Raw materials	$1,138	$1,021
Work in process	156	$196
Finished goods	1,484	$1,976
	$2,778	$3,193

G.            SEGMENT AND GEOGRAPHIC INFORMATION

The Company made two changes to its segment reporting in 2003. First, the Company expanded its segment reporting, in the first quarter of 2003, to include information specific to Network Infrastructure (“NI”). Second, in the third quarter of 2003, the Company combined the Network Solutions (“NS”) business unit into its Platform Solutions (“PS”) business unit. The Company’s business units are now comprised of the Platform Solutions business unit, Voice Quality Systems (“VQS”) business unit, and the Network Infrastructure business unit. Prior periods have been restated to reflect the current business unit structure. The PS business unit consists of products and services related to the Company’s systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing as well as the NMS HearSay and MyCaller products. The VQS business unit consists of products and services related to the Company’s voice quality enhancement and echo cancellation systems. The NI business unit consists of the Company’s wireless access gateway product, AccessGate.

Management makes operating decisions and assesses the performance of individual business segments on a basis that excludes from consideration intangible assets, amortization of intangible assets, restructuring and other related costs and impairments of long-lived assets. Therefore, all goodwill, intangible assets, impairment and restructuring charges have been allocated to corporate.

As of March 31, 2004 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table presents the Company’s revenues and operating income (loss), by business unit and by geographic segment. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. The Company has not recorded any significant revenues for the NI business unit as the systems and products related to this business unit are either in the development or trial phase.

	Three Months ended March 31,
(In thousands)	2004	2003
Revenues by business unit
Platform Solutions	$19,627	$15,716
Voice Quality Systems	4,752	5,096
Network Infrastructure	—	—
Total revenues	$24,379	$20,812

Operating income (loss) by business unit
Platform Solutions	$4,643	$(2,581)
Voice Quality Systems	1,371	(1,365)
Network Infrastructure	(2,204)	(1,089)
Amortization of Intangibles and restructurings	—	(2,449)
Corporate	(2,304)	(3,439)
Total operating income (loss)	$1,506	$(10,923)

Revenues by geographic area
North America	$12,082	$11,569
Europe	5,706	4,316
Asia	6,310	4,607
Latin America	281	320
Total revenues	$24,379	$20,812

Operating income (loss) by geographic area
North America	$(4,711)	$(12,630)
Europe	1,391	(726)
Asia	4,555	2,181
Latin America	271	252
Total operating income (loss)	$1,506	$(10,923)

H.            COMPREHENSIVE INCOME (LOSS)

The following table represents the Company’s comprehensive income (loss) for the stated periods.

	Three Months ended March 31,
(In thousands)	2004	2003

Net income (loss)	$643	$(11,584)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(33)	590
Comprehensive income (loss)	$610	$(10,994)

I.                 LONG-TERM DEBT

In the three months ended March 31, 2004, the Company paid $13.5 million to extinguish $13.2 million face value of convertible debt and related accrued interest.  As a result, the Company recorded a loss of $0.1 million as “other expense” due primarily to the expensing of unamortised debt issuance cost.

In the first quarter of 2003, the Company paid $1.1 million to extinguish $1.8 million face value of convertible debt and related accrued interest.  As a result, the Company recorded a gain of $0.7 million as “other income”.

J.              EQUITY

On March 17, 2004, the Company completed the sale of 9,200,000 shares of common stock through an underwritten public offering at $5.75 per share.  The net proceeds of the offering were $49.5 million.  The Company intends to use the net proceeds from the sale of the stock for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and repayment of our convertible subordinated notes due in 2005.  Subsequent to March 31, 2004, we invested the net proceeds of this offering in interest-bearing, investment-grade securities.

In the three months ended March 31, 2004, employees of the Company exercised 476,352 options.  Cash provided by the issuance of common stock related to employee stock option exercises was $1.7 million.

K.            COMMITMENTS AND CONTINGENCIES

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

L.             RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has had no effect on our financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. Our products, which include systems building blocks, a services delivery system, voice quality systems and a wireless access gateway, address a wide range of our customers’ needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use our products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use our products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. We sell our products worldwide through our direct sales force as well as through channel partners. Our customers include leading telecommunications operators and network equipment and application providers such as Verizon Wireless, Cable & Wireless, France Telecom, Telefonica, Nextel Partners, U.S. Cellular, Alcatel, Avaya, Ericsson, Lucent Technologies, Motorola, Siemens and Aspect Communications.

In the third quarter of 2003, we merged our Network Solutions business unit into our Platform Solutions business unit. Our three business segments are now comprised of the Platform Solutions (PS) business unit, the Voice Quality Systems (VQS) business unit and the Network Infrastructure (NI) business unit. The PS business unit consists of products and services, which we refer to as systems building blocks, that provide connectivity to communications networks, call processing, real-time media processing, APIs and other application development software tools. Also included in this business unit are a multi-application enhanced services delivery system and a wireless entertainment offering. The VQS business unit consists of our voice quality enhancement and echo cancellation products, systems and services. The NI business unit consists of our wireless access gateway product, AccessGate, that can dramatically lower carriers’ operating expenses in TDMA, GSM, universal mobile telecommunications system (UMTS) and EDGE networks by reducing the number of radio access network leased lines through advanced optimization techniques, without affecting voice and data quality.

In the three months ended March 31, 2004, the Company paid $13.5 million to extinguish $13.2 million face value of convertible debt.  As a result, the Company recorded a loss of $0.1 million as “other expense” due primarily to the expensing of unamortized debt issuance costs.

In January 2003, we paid $1.1 million to extinguish $1.8 million face value of convertible debt and related accrued interest. As a result, we recorded a gain of $0.7 million as other income.

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

	For the three months ended March 31,
	2004		2003
($In millions)	Amount	% of total	Amount	% of total	Change
PS	$19.6	80.5%	$15.7	75.5%	24.9%
VQS	4.8	19.5%	5.1	24.5%	(6.8% )
Total revenues	$24.4	100%	$20.8	100%	17.1%

Total company revenues were $24.4 million for the three months ended March 31, 2004, an increase of 17.1% from $20.8 million for the three months ended March 31, 2003. PS revenues were $19.6 million for the three months ended March 31, 2004, an increase of 24.9% from $15.7 million for the three months ended March 31, 2003. VQS revenues were $4.8 million for the three months ended March 31, 2004, a decrease of 6.8% from $5.1 million for the three months ended March 31, 2003. VQS revenue includes a $1.1 million royalty fee of which there were no corresponding fees in 2003.  The increase across the PS business unit is attributable to improvement in capital spending by enterprise and telecommunications companies in our international markets.  The VQS business unit has remained relatively stable at approximately $5.0 million for the last five quarters with fluctuations of several hundred thousand dollars in any given quarter.

	For the three months ended March 31,
	2004		2003
($In millions)	Amount	% of total	Amount	% of total	Change
North America	$12.1	49.6%	$11.6	55.6%	4.4%
International	12.3	50.4%	9.2	44.4%	33.0%
Total revenues	$24.4	100.0%	$20.8	100.0%	17.1%

Revenues from customers located outside of North America of $12.3 million for the three months ended March 31, 2004 increased 33.0% from $9.2 million for the three months ended March 31, 2003 and represented 50.4% and 44.4% of revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in sales to customers located outside of North America, as a percentage of total revenues, was primarily due to strong performance in Asia and Europe.

Revenues from Lucent, our primary VQS reseller to network operators, represented 14.3% and 12.0% of total revenues for the three months ended March 31, 2004 and 2003, respectively.

The levels of revenue we will be able to achieve in the future will depend to a great extent upon the general health of the telecom industry. Future revenues will also depend on the success of new product development and our ability to bring those products to market.

Gross Profit

Cost of revenues consists primarily of product cost, cost of services provided to our customers and overhead associated with testing and fulfillment operations.  In 2003, the Company also had amortization of acquired completed technology in “Cost of revenues”.  There was no amortization in 2004.

	For the three months ended March 31,
(In millions)	2004	2003
Revenues	$24.4	$20.8
Cost of revenues	8.8	10.9
Gross profit	$15.6	$9.9

As a percentage of revenue	63.8%	47.7%

Gross profit for the three months ended March 31, 2004 of $15.6 million increased 56.7% from $9.9 million for the three months ended March 31, 2003, and represented 63.8% and 47.7% of revenues for the three months ended March 2004 and 2003, respectively.  The improvements in gross margin, from 2003 to 2004, were primarily driven by increased volume, product mix, cost reduction actions and efficiencies achieved with our contract manufacturer.

Our cost of revenues for the three months ended March 31, 2004 consisted primarily of product cost of $5.9 million, cost of services provided to our customers of $1.7 million and overhead associated with testing and fulfillment operations of $1.2 million.

Our cost of revenues for the three months ended March 31, 2003 consisted primarily of product cost of $6.5 million, cost of services provided to our customers of $2.0 million, overhead associated with testing and fulfillment operations of $2.0 million and $0.4 million of completed technology amortization related to prior acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities.  In 2003, the amortization of intangible assets and non-cash compensation were included in selling, general and administrative costs.  There was no amortization in 2004.

	For the three months ended March 31,
(In millions)	2004	2003
Selling, general and administrative expenses	$8.1	$11.2
As a percentage of revenue	33.2%	53.8%

Selling, general and administrative expenses of $8.1 million for the three months ended March 31, 2004 decreased 27.8% from $11.2 million for the three months ended March 31, 2003, and represented 33.2% and 53.8% of total revenues for the three months ended March 31, 2004 and 2003, respectively. The primary reason for the decrease in selling, general and administrative expense is the realization of cost savings from the reductions-in-force during 2003.

Included in selling, general and administrative expense for the three months ended March 31, 2003 are $0.7 million of amortization of intangible assets related to the VQS acquisition and $0.4 million of non-cash compensation expense related to prior acquisitions.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.

	For the three months ended March 31,
(In millions)	2004	2003
Research and development	$6.0	$8.8
As a percentage of revenue	24.5%	42.1%

Research and development expenditures of $6.0 million for the three months ended March 31, 2004 decreased 31.9% from $8.8 million for the three months ended March 31, 2003, and were 24.5% and 42.1% of total revenues for 2004 and 2003, respectively. The decrease was primarily due to cost savings from reductions-in-force in 2003.

Restructuring and Other Related Charges

Restructuring charges consist of involuntary severance related costs, legal and placement costs, facility closures or downsizing and disposal of excess or unused assets.

	For the three months ended March 31,
(In millions)	2004	2003
Involuntary severance related costs	$0.0	$0.8
Lease termination costs	0.0	0.1
Restructuring and other related charges	$0.0	$0.9

In the first quarter of 2003, in an effort to reduce future operating expenses, the Company initiated restructuring that resulted in restructuring and other related charges of $0.9 million. These charges consist of $0.8 million of involuntary severance related costs and $0.1 million of lease termination costs.

Involuntary severance related costs of $0.8 million resulted from the elimination of approximately 65 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January and April of 2003. These terminations consisted primarily of engineering and sales positions, but also include manufacturing and administrative positions.

The remaining accrual balances for employee related and facility related charges are expected to be settled in cash over the next one and seven years, respectively.  Detailed restructuring accrual balances can be found in Note E.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, gains (losses) realized on the repurchase of convertible debt and foreign currency translation gains and losses.

	For the three months ended March 31,
(In millions)	2004	2003
Interest income	$0.1	$0.2
Interest expense	(0.8)	(0.9)
Gain (loss) on extinguishment of debt	(0.1)	0.7
Other	0.0	(0.7)
Other expense	$(0.8)	$(0.7)

For the three months ended March 31, 2004 and 2003, other expense was $0.8 million and $0.7 million, respectively.

Included in other income and expense for the three months ended March 31, 2004 is $0.7 million of interest expense, $0.1 million of amortization of convertible debt issuance costs, $0.1 million of interest income and $0.1 million loss realized on the repurchase of convertible debt.

Included in other income and expense for the three months ended March 31, 2003 is $0.8 million of interest expense, $0.2 million of interest income, $0.1 million of amortization of convertible debt issuance costs, $0.7 million net foreign currency translation loss and other charges and $0.7 million gain realized on the repurchase of convertible debt.

The decrease in interest expense in 2004 compared to 2003 is directly due to the repurchase of convertible debt during 2003 and 2004. The decrease in interest income in 2004 compared to 2003 is due to falling interest rates combined with the decrease in our cash, cash equivalents and marketable securities as a result of the repurchase of convertible debt and operating losses in 2003.

Income Tax Expense (Benefit)

	For the three months ended March 31,
(In millions)	2004	2003
Income tax expense (benefit)	$0.0	$(0.1)

Income tax expense (benefit) for the three months ended March 31, 2004 and 2003 was $25,000 and $(74,000), respectively. Income tax expense is primarily due to state and foreign taxes. In the first quarter of 2003, this expense was off-set by a tax benefit of $263,000 recorded as the result of a refund received from the U.S. government related to legislation that allowed for the extension of the federal carryback period.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $138.0 million at March 31, 2004, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also had a foreign net operating loss carryforward of approximately $46.0 million. We had $5.0 million of tax credits that were composed of federal research and development credits and state and local credits. These credits began to expire in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

	For the period ended
(In millions)	March 31, 2004	Dec 31, 2003
Cash and cash equivalents	$100.5	$59.9
Working capital	$97.9	$58.6

As of March 31, 2004, our principal sources of liquidity included cash and cash equivalents of $100.5 million. As of March 31, 2004, our working capital was approximately $97.9 million. During the three months ended March 31, 2004, we completed the sale of 9.2 million shares of common stock in an underwritten public offering resulting in net proceeds of $49.5 million.  Cash provided by the issuance of common stock related to employee stock option exercises was $1.7 million.  We had no significant capital spending or purchase commitments other than facilities leases and open purchase orders in the ordinary course of business.

Through the period ending December 31, 2004, we believe that our available cash and cash equivalents will be sufficient to meet our operating expenses, capital requirements and contractual obligations.

Effective October 11, 2000, we issued $175.0 million of convertible subordinated notes (the “notes”). The notes are convertible into shares of our common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. At March 31, 2004, we had $44.5 million of notes outstanding.

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

	For the three months ended March 31,
(In millions)	2004	2003
Net cash provided by (used in):
Operating activities	$3.6	$(6.4)
Investing activities	$(0.7)	$4.4
Financing activities	$37.7	$(1.1)

Cash provided by (used in) operations for the three months ended March 31, 2004 and 2003 was $3.6 million and ($6.4) million, respectively. In the periods, we incurred a net income (loss) of $0.6 million and ($11.6) million in 2004 and 2003, respectively. Included in net income (loss) for the three months ended March 31, 2004 and 2003 are $1.2 million and $4.2 million, respectively, of non-cash charges for depreciation and amortization of property and equipment, amortization and impairment of intangible assets and amortization of deferred stock compensation expense. We also realized a gross (gain) loss on the extinguishment of long-term debt of $0.1 million and ($0.7) million in 2004 and 2003, respectively.  The Company recorded a loss on disposal of fixed assets in the three months end March 31, 2004 of $0.1.  The change in our working capital generated positive cash flow of $1.5 million and $1.7 million for the three months ended March 31, 2004 and 2003, respectively.

Cash provided by (used in) investing activities for the three months ended March 31, 2004 and 2003 was ($0.7) million and $4.4 million respectively. Cash was used for purchases of property and equipment of $0.7 million and $0.8 million in 2004 and 2003, respectively. In 2003, we purchased additional marketable securities totaling $23.8 million and received proceeds from the maturity of marketable securities of $29.0 million.

Cash provided by (used in) financing activities in the three months ended March 31, 2004 and 2003 was $37.7 million and ($1.1) million, respectively.  In the three months ended March 31, 2004, we used cash of $13.5 million to extinguish $13.2 million face value of convertible debt and related accrued interest, $49.5 million of cash was provided in exchange for 9.2 million shares in an underwritten public offering, while cash of $1.7 million was provided by the exercise of stock options. In the three months ended 2003, we used cash of $1.1 million to extinguish $1.8 million face value of convertible debt.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

	Remaining Payments Due by Period
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
	($In thousands)

Property leases	$3,185	$3,491	$3,038	$3,004	$3,004	$9,564	$25,286
Open purchase orders	4,725	—	—	—	—	—	4,725
Convertible notes and related accrued interest	1,022	44,542	—	—	—	—	45,564

Total contractual obligations	$8,932	$48,033	$3,038	$3,004	$3,004	$9,564	$75,575

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after

May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has had no effect on our financial condition or results of operations.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “the Company expects”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to the Company) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a continued slowdown in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors and other risks.  These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2003.  We specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in our 2003 Annual Report on Form 10-K.

The Company’s financial instruments include cash, accounts receivable, debt and accounts payable. The fair value of accounts receivable and accounts payable are equal to their carrying value at March 31, 2004 and December 31, 2003. Fair value of long-term debt at March 31, 2004 and December 31, 2003 is approximately $44.2 million and $53.4 million, respectively. Long-term debt is recorded at its face value.

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

B.  Changes in Internal Controls

There were no changes in our internal controls or other factors that could significantly affect such controls during the quarter and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business.  During the three months ended March 31, 2004, we have no new material legal proceedings or material developmnnets in any legal proceedings since the filing of our Annual Report on Form 10-K.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Underwritten Public Offering

On March 17, 2004, the Company completed the sale of 9,200,000 shares of common stock through an underwritten public offering at $5.75 per share.  The net proceeds of the offering was $49.5 million.  The Company intends to use the net proceeds from the sale of the stock for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and repayment of our convertible subordinated notes due in 2005.  Subsequent to March 31, 2004, we invested the net proceeds of this offering in interest-bearing, investment-grade securities.

Stock Repurchase Program

During 2001, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its outstanding common stock for an aggregate purchase price not to exceed $5.0 million. The Company made no repurchases during 2003 or the three months ended March 31, 2004, but as of March 31, 2004, the Company had repurchased 915,000 shares for an aggregate purchase price of $4.7 million.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other information

None.

Item 6.  Exhibits and Reports on Form 8-K.

A.   Exhibits

3.2	By-laws of Registrant, as amended by the Board of Directors on February 17, 2004.

31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.  Reports on Form 8-K

We filed or furnished the following report(s) on Form 8-K during the quarter ended March 31, 2004. Information regarding each item reported on is as follows:

Date Filed or Furnished	Item No.	Description

Jan 21, 2004	Item 9	On Jan 21, 2004, we announced our results for the year ended December 31, 2003.
Mar 12, 2004	Item 5	On Mar 12, 2004, we announced our underwriting agreement for the sale of 8,000,000 shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: May 10, 2004	By:	/S/	Robert P. Schechter
Robert P. Schechter
President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: May 10, 2004	By:	/S/	William B. Gerraughty, Jr.
William B. Gerraughty, Jr.
Sr. Vice President of Finance, Chief Financial Officer and Treasurer