Form 10-Q
period 2004-06-30
NMS COMMUNICATIONS CORP
filed 2004-08-09
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES  ☒                NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).           YES  ☒        NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,694,956 shares of Common Stock, $0.01 par value, outstanding at July 31, 2004.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

 (In thousands except share data)

(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$55,362	$59,917
Marketable securities	37,425	—
Accounts receivable, net of allowance for doubtful accounts of $901 and $995, respectively	9,398	9,254
Inventories	2,494	3,193
Prepaid expenses and other assets	5,332	4,598
Total current assets	110,011	76,962

Property and equipment, net of accumulated depreciation and amortization of $30,309 and $28,745, respectively	6,752	7,219
Long-term marketable securities	7,950	—
Other assets, net	1,850	2,147
Total assets	$126,563	$86,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,182	$4,692
Accrued expenses and other liabilties	13,211	13,656
Total current liabilities	17,393	18,348

Long-term debt	44,542	57,742

Common stock, $0.01 par value, 125,000,000 shares authorized; 46,974,261 and 36,738,402 shares issued at June 30, 2004 and December 31, 2003, respectively, and 46,974,261 and 36,685,958 shares outstanding at June 30, 2004 and December 31, 2003, respectively	470	367
Additional paid-in capital	411,939	359,418
Accumulated deficit	(345,155)	(346,834)
Accumulated other comprehensive loss	(2,579)	(2,326)
Deferred compensation	(47)	(102)
Treasury stock, at cost, 0 and 52,444 shares at June 30, 2004 and December 31, 2003, respectively	—	(285)
Stockholders’ equity	64,628	10,238
Total liabilities and stockholders’ equity	$126,563	$86,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$25,262	$21,079	$49,641	$41,891

Cost of revenues	9,722	16,933	18,544	27,818

Gross profit	15,540	4,146	31,097	14,073

Operating expenses:
Selling, general and administrative	7,981	9,845	16,071	21,051
Research and development	6,187	8,209	12,148	16,965
Restructuring and other related charges	—	3,047	—	3,934
Impairment charges	—	18,320	—	18,320
Total operating expenses	14,168	39,421	28,219	60,270

Operating income (loss)	1,372	(35,275)	2,878	(46,197)

Other income (expense):
Interest expense	(647)	(954)	(1,450)	(1,912)
Interest income	264	191	385	431
Gain (loss) on extinguishment of debt	—	—	(148)	688
Other	63	(587)	55	(1,292)
Other expense, net	(320)	(1,350)	(1,158)	(2,085)

Income (loss) before income taxes	1,052	(36,625)	1,720	(48,282)

Income tax (benefit) expense	16	38	41	(36)

Net income (loss)	$1,036	$(36,663)	$1,679	$(48,246)

Basic earnings (loss) per share	$0.02	$(1.01)	$0.04	$(1.33)

Weighted average basic shares outstanding	46,680	36,266	42,557	36,235

Diluted earnings (loss) per share	$0.02	$(1.01)	$0.04	$(1.33)

Weighted average diluted shares outstanding	49,261	36,266	45,264	36,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flow from operating activities:
Net income (loss)	$1,679	$(48,246)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,169	7,771
Write-off of debt issuance cost	135	32
Loss (gain) on extinguishment of debt	148	(688)
Loss on impairment of goodwill and other intangibles	—	21,702
Loss on impairment and disposal of fixed assets	77	5,960
Foreign exchange translation gain on intercompany debt	(138)	(183)
Changes in assets and liabilities:
Accounts receivable	(147)	1,443
Inventories	699	2,636
Prepaid expenses and other assets	(795)	1,060
Accounts payable	(506)	(3,416)
Accrued expenses and other liabilities	(235)	(2,034)
Net cash provided by (used in) operating activities	3,086	(13,963)
Cash flow from investing activities:
Purchases of property and equipment	(1,459)	(1,656)
Purchases of marketable securities	(45,635)	(23,844)
Proceeds from the maturity of marketable securities	—	41,070
Net cash provided by (used in) investing activities	(47,094)	15,570
Cash flow from financing activities:
Repurchase of convertible notes	(13,514)	(1,106)
Proceeds from issuance of common stock, net of issuance costs	52,909	70
Net cash provided by (used in) financing activities	39,395	(1,036)
Effect of exchange rate changes on cash	58	1,108
Net increase (decrease) in cash and cash equivalents	(4,555)	1,679
Cash and cash equivalents, beginning of period	59,917	56,768
Cash and cash equivalents, end of period	$55,362	$58,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A.                                    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2004 and the condensed consolidated statements of operations for the three and six month periods ending June 30, 2004 and 2003 and the statement of cash flows for the six month periods ended June 30, 2004 and 2003 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).  The financial information included herein has been prepared without audit.  The consolidated balance sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived and intangible assets, income taxes, and restructuring and other related charges.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

B.            STOCK OPTION AND STOCK PURCHASE PLANS

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option and stock purchase plans. All options granted under the various plans administered by the Company have a vesting life not to exceed four years, and these options have an expiration date of up to ten years from the date of grant.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation,” the fair value of each stock-based award granted by the Company has been estimated on the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per share as if the fair value method prescribed in FAS No. 123 had been applied to the Company’s stock option and stock purchase plan and recorded in the consolidated financial statements:

	Three months ended June, 30		Six months ended June, 30
(in thousands, except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$1,036	$(36,663)	$1,679	$(48,246)
Add: Stock-based employee compensation expense included in net income (loss)	27	168	55	567
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,634)	(1,591)	(2,037)	(3,120)
Pro forma net loss	$(571)	$(38,086)	$(303)	$(50,799)
Income (loss) per share:
Basic net income (loss) per common share, as reported	$0.02	$(1.01)	$0.04	$(1.33)
Diluted net income (loss) per common share, as reported	$0.02	$(1.01)	$0.04	$(1.33)
Basic net loss per common share, pro forma	$(0.01)	$(1.05)	$(0.01)	$(1.40)
Diluted net loss per common share, pro forma	$(0.01)	$(1.05)	$(0.01)	$(1.40)

C.            BUSINESS AND CREDIT CONCENTRATION

At June 30, 2004, one customer, Alcatel, represented 12.8% of the Company’s outstanding net accounts receivable.  At December 31, 2003, no customer accounted for 10% or more of the Company’s net accounts receivable balance.

Sun Microsystems Inc. represented 11.1% of the Company’s revenues for the three months ended June 30, 2004.  Lucent Technologies, Inc. (“Lucent”) represented 11.6% of the Company’s revenues for the six months ended June 30, 2004.

At June 30, 2003, two customers, Lucent and a channel partner in the United States of America, represented 18.2% and 16.7%, respectively, of the Company’s revenues for the three months ended June 30, 2003 and represented 15.2% and 17.2%, respectively, of the Company’s revenues for the six months ended June 30, 2003.

D.            EARNINGS PER SHARE

The following table provides the basic and diluted income (loss) per share computations (amounts in thousands, except per share):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss)	$1,036	$(36,663)	$1,679	$(48,246)

Weighted average basic shares outstanding	46,680	36,266	42,557	36,235

Dilutive Effect of:
Options to purchase common shares	2,581	—	2,707	—

Weighted average diluted shares outstanding	49,261	36,266	45,264	36,235

Basic earnings (loss) per share	$0.02	$(1.01)	$0.04	$(1.33)

Diluted earnings (loss) per share	$0.02	$(1.01)	$0.04	$(1.33)

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options or the net loss position of the Company.  The number of options that were antidilutive for the three months ended June 30, 2004 and 2003 were 1,866,341 and 9,718,603, respectively.  The number of options that were antidilutive for the six months ended June 30, 2004 and 2003 were 2,097,641 and 9,718,603, respectively.  Additional common stock equivalents related to the Company's convertible notes of $44.5 million and $67.3 million at June 30, 2004 and 2003, respectively, have been excluded from the calculation of diluted earnings per share as their inclusion would have been antidilutive.

E.              RESTRUCTURING AND OTHER RELATED CHARGES

The Company did not record a restructuring charge in the three or six months ended June 30, 2004.

In the second quarter of 2003, in an effort to reduce future operating expenses, the Company initiated restructuring efforts resulting in the recording of total restructuring and other related charges of $3.1 million. These charges consist of $1.5 million of involuntary severance related costs, $0.1 million of lease termination costs, $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value, offset by adjustments to previous estimates of other costs of $0.1 million.

The Company’s restructuring efforts during the first six months of 2003 resulted in the recording of total restructuring and other related charges of $3.9 million. These charges consist of $2.3 million of involuntary severance related costs, $0.1 million of lease termination costs, $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value, offset by adjustments to previous estimates of other costs of $0.1 million.

In the six months ended June 30, 2003, involuntary severance related costs of $2.3 million resulted from the elimination of approximately 75 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April and July of 2003 and involved all areas of the Company.

The following table sets forth activity relating to restructuring and other related charges during the first six months of 2004:

	Employee	Facility
(In thousands)	Related	Related	Other	Total
Restructuring accrual balance at December 31, 2003	$1,515	$1,692	$121	$3,328
Cash payments	(1,112)	(214)	(115)	(1,441)
Restructuring accrual balance at June 30, 2004	$403	$1,478	$6	$1,887

The remaining accrual balances for employee related and facility related charges are expected to be settled in cash over the next one and four years, respectively.

F.              INVESTMENTS

The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are stated at market value, with unrealized gains and losses reflected in other comprehensive loss in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses on marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities. Other equity investments in which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments for other than temporary impairment.

Investments in marketable securities categorized as “available for sale” are carried at fair value and consist of the following:

(In thousands)	June 30, 2004	December 31, 2003
Money market mutual funds	$2,884	$5,064
Mortgage-backed securities	74,329	26,460
	77,213	31,524
Included in cash and cash equivalents	31,838	31,524
Marketable securities	$45,375	$—

At June 30, 2004 marketable securities of approximately $37.4 million and approximately $7.95 million are due to mature within one and two years, respectfully. Net unrealized losses at June 30, 2004 were $.2 million. There were no unrealized gains or losses at December 31, 2003.

For the three months and six months ended June 30, 2004, there were no proceeds from the maturity of securities or any gross realized gains or losses from the sale of securities.

For the three months and six months ended June 30, 2003, proceeds from the maturity of marketable securities were $12.1 million and $41.1 million, respectively. For the three months and six months ended June 30, 2003, there were no gross realized gains or losses from the sale of securities.

G.            INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories, as of June 30, 2004 and December 31, 2003 were comprised of the following:

	June 30,	December 31,
(In thousands)	2004	2003

Raw materials	$584	$1,021
Work in process	128	196
Finished goods	1,782	1,976
	$2,494	$3,193

H.            SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s business units are comprised of the Platform Solutions (“PS”) business unit, Voice Quality Systems (“VQS”) business unit, and the Network Infrastructure (“NI”) business unit. The PS business unit consists of products and services related to the Company’s systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing as well as the NMS HearSay and MyCaller products. The VQS business unit consists of products and services related to the Company’s voice quality enhancement and echo cancellation systems. The NI business unit consists of the Company’s wireless access gateway product, AccessGate.

Management makes operating decisions and assesses the performance of individual business segments on a basis that excludes from consideration intangible assets, amortization of intangible assets, restructuring and other related costs and impairments of long-lived assets. Therefore, all goodwill, intangible assets, impairment and restructuring charges have been allocated to Corporate.

As of June 30, 2004 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
Revenues by business unit
Platform Solutions	$20,955	$16,620	$40,582	$32,336
Voice Quality Systems	4,307	4,459	9,059	9,555
Network Infrastructure	—	—	—	—
Total revenues	$25,262	$21,079	$49,641	$41,891

Operating income (loss) by business unit
Platform Solutions	$5,590	$(457)	$10,233	$(3,038)
Voice Quality Systems	242	(96)	1,613	(1,461)
Network Infrastructure	(2,423)	(1,144)	(4,627)	(2,233)
Amortization of Intangibles and restructurings	—	(30,145)	—	(32,593)
Corporate	(2,037)	(3,433)	(4,341)	(6,872)
Total operating income (loss)	$1,372	$(35,275)	$2,878	$(46,197)

Revenues by geographic area
North America	$12,315	$11,908	$24,397	$23,477
Europe	5,645	3,383	11,351	7,699
Asia	7,050	5,424	13,360	10,031
Latin America	252	364	533	684
Total revenues	$25,262	$21,079	$49,641	$41,891

Operating income (loss) by geographic area
North America	$(6,135)	$(30,875)	$(12,296)	$(43,504)
Europe	2,554	(7,728)	5,395	(8,454)
Asia	4,728	3,018	9,283	5,199
Latin America	225	310	496	562
Total operating income (loss)	$1,372	$(35,275)	$2,878	$(46,197)

I.                                         COMPREHENSIVE INCOME (LOSS)

The following table represents the Company’s comprehensive income (loss) for the stated periods.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003

Net income (loss)	$1,036	$(36,663)	$1,679	$(48,246)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(58)	938	(91)	1,528
Change in market value of available for sale securities	(162)	—	(162)	—
Comprehensive income (loss)	$816	$(35,725)	$1,426	$(46,718)

J.              LONG-TERM DEBT

Effective October 11, 2000, we issued $175.0 million of convertible subordinated notes (the “notes”). The notes are convertible into shares of our common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. At June 30, 2004, we had $44.5 million of notes outstanding.

In the six months ended June 30, 2004, the Company paid $13.5 million to extinguish $13.2 million face value of convertible debt and related accrued interest.  As a result, the Company recorded $0.1 million as “loss on extinguishment of debt” due primarily to the expensing of unamortized debt issuance cost.

In the six months ended June 30, 2003, the Company paid $1.1 million to extinguish $1.8 million face value of convertible debt and related accrued interest.  As a result, the Company recorded $0.7 million as “gain on extinguishment of debt.”

K.            EQUITY

On March 17, 2004, the Company sold 9,200,000 shares of common stock at $5.75 per share.  The net proceeds of the offering were approximately $49.5 million.  In April of 2004, the Company invested a significant portion of the net proceeds of this offering in interest-bearing, investment-grade, mortgage backed securities.

In the three and six months ended June 30, 2004, employees, including certain executive officers, of the Company exercised 0.5 million and 1.0 million stock options, respectively.  Cash proceeds provided by the issuance of common stock related to employee stock option exercises and employee stock purchases were $1.7 million and $3.4 million for the three and six months ended June 30, 2004.

L.             COMMITMENTS AND CONTINGENCIES

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

M.          RECENT ACCOUNTING PRONOUNCEMENTS

None.

N.            SUBSEQUENT EVENTS

In July 2004, the Company paid $4.1 million to extinguish $4.1 million face value of convertible debt. As a result the company wrote off $32,000 of unamortized debt issuance cost included in the recorded loss of $42,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. Our products, which include systems building blocks, a services delivery system, voice quality systems and a wireless access gateway, address a wide range of our customers’ needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use our products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use our products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. We sell our products worldwide through our direct sales force as well as through channel partners. Our customers include leading telecommunications operators and network equipment and application providers such as Groupe Gegetel, Alcatel, Avaya, Ericsson, Lucent Technologies, Motorola, Siemens, SK Telecom, KDDI, Huawei Technologies, Comverse and Cisco Systems.

Our three business segments are comprised of the Platform Solutions (PS) business unit, the Voice Quality Systems (VQS) business unit and the Network Infrastructure (NI) business unit. The PS business unit consists of products and services, which we refer to as systems building blocks, that provide connectivity to communications networks, call processing, real-time media processing, Application Program Interfaces (APIs) and other application development software tools. Also included in this business unit are a multi-application enhanced services delivery system and a wireless entertainment offering called MyCaller. The VQS business unit consists of our voice quality enhancement and echo cancellation products, systems and services. The NI business unit consists of our wireless access gateway product, AccessGate, that can lower carriers’ operating expenses in TDMA, GSM, universal mobile telecommunications system (UMTS) and EDGE networks by reducing the number of radio access network leased lines through advanced optimization techniques, without affecting voice and data quality.

In the six months ended June 30, 2004, the Company paid $13.5 million to extinguish $13.2 million face value of convertible debt and related accrued interest.  As a result, the Company recorded a loss of $0.1 million as “other expense” due primarily to the expensing of unamortized debt issuance cost.

In the six months ended June 30, 2003, the Company paid $1.1 million to extinguish $1.8 million face value of convertible debt and related accrued interest. As a result, we recorded a gain of $0.7 million as other income.

RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of product sales and, to a lesser extent, sales of services provided to our customers by our PS and VQS business units. The PS business unit revenues consist of sales of our systems building block products and services as well as NMS HearSay products. Future MyCaller revenues, if any, will be recorded as PS business unit sales. The VQS business unit revenues consist of sales of our voice quality enhancement and echo cancellation products, systems and services. The NI business unit revenues, which have been negligible to date, consist of our wireless access gateway product and services.

	For the three months ended June 30,					For the six months ended June 30,
	2004		2003			2004		2003
($ In millions)	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
PS	$21.0	83.0%	$16.6	78.8%	26.1%	$40.6	81.8%	$32.3	77.2%	25.5%
VQS	4.3	17.0%	4.5	21.2%	(3.4)%	9.0	18.2%	9.6	22.8%	(5.2)%
Total revenues	$25.3	100%	$21.1	100%	19.8%	$49.6	100%	$41.9	100%	18.5%

Total company revenues were $25.3 million for the three months ended June 30, 2004, an increase of 19.8% from $21.1 million for the three months ended June 30, 2003. PS revenues were $21.0 million for the three months ended June 30, 2004, an increase of 26.1% from $16.6 million for the three months ended June 30, 2003. VQS revenues were $4.3 million for the three months ended June 30, 2004, a decrease of 3.4% from $4.5 million for the three months ended June 30, 2003. VQS revenue includes a $0.2 million and a $1.9 million royalty fee for the three months ended June 30, 2004 and 2003, respectively.  The increase across the PS business unit is primarily attributable to improvement in capital spending by enterprise and telecommunications companies in our international markets.  The VQS business unit has been substantially flat for the last eight quarters with various fluctuations in any given quarter.

Total company revenues were $49.6 million for the six months ended June 30, 2004, an increase of 18.5% from $41.9 million for the six months ended June 30, 2003. PS revenues were $40.6 million for the six months ended June 30, 2004, an increase of 25.5% from $32.3 million for the six months ended June 30, 2003. VQS revenues were $9.0 million for the six months ended June 30, 2004, a decrease of 5.2% from $9.6 million for the three months ended June 30, 2003. VQS revenue includes a $1.3 million and a $1.9 million royalty fee for the six months ended June 30, 2004 and 2003, respectively.  The increase across the PS business unit is primarily attributable to improvement in capital spending by enterprise and telecommunications companies in our international markets.

	For the three months ended June 30,					For the six months ended June 30,
	2004		2003			2004		2003
($ in millions)	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
North America	$12.3	48.7%	$11.9	56.5%	3.4%	$24.4	49.1%	$23.5	56.0%	3.9%
International	13.0	51.3%	9.2	43.5%	41.2%	25.2	50.9%	18.4	44.0%	37.1%
Total revenues	$25.3	100.0%	$21.1	100.0%	19.8%	$49.6	100.0%	$41.9	100.0%	18.5%

Revenues from customers located inside of North America of $12.3 million for the three months ended June 30, 2004 increased 3.4% from $11.9 million for the three months ended June 30, 2003 and represented 48.7% and 56.5% of revenues for the three months ended June 30, 2004 and 2003, respectively.

Revenues from customers located outside of North America of $13.0 million for the three months ended June 30, 2004 increased 41.2% from $9.2 million for the three months ended June 30, 2003 and represented 51.3% and 43.5% of revenues for the three months ended June 30, 2004 and 2003, respectively. The increase in sales to customers located outside of North America, as a percentage of total revenues, was primarily due to strong performance in both Asia and Europe.

Revenues from Lucent, our primary VQS reseller to network operators, represented 9.0% and 18.2% of total revenues for the three months ended June 30, 2004 and 2003, respectively.

Revenues from customers located inside of North America of $24.4 million for the six months ended June 30, 2004 increased 3.9% from $23.5 million for the six months ended June 30, 2003 and represented 49.1% and 56.0% of revenues for the six months ended June 30, 2004 and 2003, respectively

Revenues from customers located outside of North America of $25.2 million for the six months ended June 30, 2004 increased 37.1% from $18.4 million for the six months ended June 30, 2003 and represented 50.9% and 44.0% of revenues for the six months ended June 30, 2004 and 2003, respectively. The increase in sales to customers located outside of North America, as a percentage of total revenues, was primarily due to strong performance in both Asia and Europe.

Revenues from Lucent, our primary VQS reseller to network operators, represented 11.6% and 15.2% of total revenues for the six months ended June 30, 2004 and 2003, respectively.

The levels of revenue we will be able to achieve in the future will depend to a great extent upon the general health of the telecom industry. Future revenues will also depend on the success of new product development and our ability to bring those products to market.

Gross Profit

Cost of revenues consists primarily of product cost, cost of services provided to our customers and overhead associated with testing and fulfillment operations.  In 2003, the Company also had amortization of acquired completed technology and impairment charges in “Cost of revenues”.  No similar charges were recorded in 2004.

	For the three months ended June 30,					For the six months ended June 30,
	2004		2003			2004		2003
$s in millions	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
Revenues	$25.3	100.0%	$21.1	100.0%	19.8%	$49.6	100.0%	$41.9	100.0%	18.5%
Cost of revenues	9.7	38.5%	16.9	80.3%	(42.6)%	18.5	37.4%	27.8	66.4%	(33.3)%
Gross profit	$15.6	61.5%	$4.2	19.7%	274.8%	$31.1	62.6%	$14.1	33.6%	121.0%

Gross profit for the three months ended June 30, 2004 of $15.6 million increased 274.8% from $4.2 million for the three months ended June 30, 2003, and represented 61.5% and 19.7% of revenues for the three months ended June 30, 2004 and 2003, respectively.  Included in costs of revenues for the three months ended June 30, 2003 are $0.3 million of completed technology amortization related to the VQS and MMI acquisitions and a $7.4 million impairment charge to reduce the carrying value of completed technology related to the VQS, MMI and Mobilee acquisitions which if excluded would result in a gross margin percentage of 56.5%.  The improvements in gross margin, from 2003 to 2004, were primarily driven by increased volume, product mix, cost reduction actions and efficiencies achieved with our contract manufacturer.

Our cost of revenues for the three months ended June 30, 2004 consisted primarily of product cost of $6.8 million, cost of services provided to our customers of $1.7 million and overhead associated with testing and fulfillment operations of $1.2 million.

Our cost of revenues for the three months ended June 30, 2003 consisted primarily of product cost of $5.2 million, a $7.4 million impairment charge to reduce the carrying value of completed technology related to the VQS, MMI and Mobilee acquisitions, cost of services provided to our customers of $2.2 million, overhead associated with testing and fulfillment operations of $1.8 million and $0.3 million of completed technology amortization related to prior acquisitions.

Gross profit for the six months ended June 30, 2004 of $31.1 million increased 121.0% from $14.1 million for the six months ended June 30, 2003, and represented 62.6% and 33.6% of revenues for the six months ended June 30, 2004 and 2003, respectively.  Included in costs of revenues for the six months ended June 30, 2003 are $0.8 million of completed technology amortization related to the VQS and MMI acquisitions and a $7.4 million impairment charge to reduce the carrying value of completed technology related to the VQS, MMI and Mobilee acquisitions which if excluded would result in a gross margin percentage of 53.1%.  The improvements in gross margin, from 2003 to 2004, were primarily driven by increased volume, product mix, cost reduction actions and efficiencies achieved with our contract manufacturer.

Our cost of revenues for the six months ended June 30, 2004 consisted primarily of product cost of $12.6 million, cost of services provided to our customers of $3.4 million and overhead associated with testing and fulfillment operations of $2.5 million.

Our cost of revenues for the six months ended June 30, 2003 consisted primarily of product cost of $11.6 million, a $7.4 million impairment charge to reduce the carrying value of completed technology related to the VQS, MMI and Mobilee acquisitions, cost of services provided to our customers of $4.2 million, overhead associated with testing and fulfillment operations of $3.8 million and $0.8 million of completed technology amortization related to prior acquisitions.

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

	For the three months ended June 30,					For the six months ended June 30,
	2004		2003			2004		2003
$s in millions	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
Selling, general and administrative expenses	$8.0	31.6%	$9.8	46.7%	(18.9)%	$16.1	32.4%	$21.1	50.3%	(23.7)%

Selling, general and administrative expenses of $8.0 million for the three months ended June 30, 2004 decreased 18.9% from $9.8 million for the three months ended June 30, 2003, and represented 31.6% and 46.7% of total revenues for the three months ended June 30, 2004 and 2003, respectively. The primary reason for the decrease in selling, general and administrative expense is the realization of cost savings from the reductions-in-force during 2003.

Included in selling, general and administrative expense for the three months ended June 30, 2003 are $0.4 million of amortization of intangible assets related to the VQS acquisition and $0.4 million of non-cash compensation expense related to prior acquisitions.

Selling, general and administrative expenses of $16.1 million for the six months ended June 30, 2004 decreased 23.7% from $21.1 million for the six months ended June 30, 2003, and represented 32.4% and 50.3% of total revenues for the three months ended June 30, 2004 and 2003, respectively. The primary reason for the decrease in selling, general and administrative expense is the realization of cost savings from the reductions-in-force during 2003.

Included in selling, general and administrative expense for the six months ended June 30, 2003 are $1.1 million of amortization of intangible assets related to the VQS acquisition and $0.8 million of non-cash compensation expense related to prior acquisitions.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.

	For the three months ended June 30,					For the six months ended June 30,
	2004		2003			2004		2003
$s in millions	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
Research and development	$6.2	24.5%	$8.2	38.9%	(24.6)%	$12.1	24.5%	$17.0	40.5%	(28.4)%

Research and development expenditures of $6.2 million for the three months ended June 30, 2004 decreased 24.6% from $8.2 million for the three months ended June 30, 2003, and were 24.5% and 38.9% of total revenues for 2004 and 2003, respectively. The decrease was primarily due to cost savings from reductions-in-force in 2003.

Research and development expenditures of $12.1 million for the six months ended June 30, 2004 decreased 28.4% from $17.0 million for the three months ended June 30, 2003, and were 24.5% and 40.5% of total revenues for 2004 and 2003, respectively. The decrease was primarily due to cost savings from reductions-in-force in 2003.

Restructuring and Other Related Charges

Restructuring charges consist of involuntary severance related costs, legal and placement costs, facility closures or downsizing and disposal of excess or unused assets.

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2004	2003	2004	2003
Involuntary severance related costs	$—	$1.5	$—	$2.3
Lease termination costs	—	0.1	—	0.1
Write down of fixed assets	—	0.6	—	0.6
Write down of IML facility and other	—	0.9	—	0.9
Restructuring and other related charges	$—	$3.1	$—	$3.9

In the second quarter of 2003, an effort to reduce future operating expenses, the Company initiated restructuring efforts resulting in the recording of total restructuring and other related charges of $3.1 million. These charges consist of $1.5 million of involuntary severance related costs, $0.1 million of lease termination costs, $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset was being held for sale and was sold in the quarter ended June 30, 2004), offset by adjustments to previous estimates of other costs of $0.1 million.

The Company’s restructuring efforts during the first six months of 2003 resulted in the recording of total restructuring and other related charges of $3.9 million. These charges consist of $2.3 million of involuntary severance related costs, $0.1 million of lease termination costs, $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset was being held for sale and was sold in the quarter ended June 30, 2004), offset by adjustments to previous estimates of other costs of $0.1 million.

The remaining accrual balances for employee related and facility related charges are expected to be settled in cash over the next one and four years, respectively.  Detailed restructuring accrual balances can be found in Note E to our unaudited condensed consolidated financial statements for the six months ended June 30, 2004.

Impairment

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2004	2003	2004	2003
In Cost of Revenues
Acquired completed technology from Mobilee, MMI and VQS	$—	$7.4	$—	$7.4

In Operating Expenses
Goodwill and indefinite-lived intangible assets related to MMI and Mobilee	—	10.3	—	10.3
Fixed assets associated with the VQS and PS business unit	—	4.0	—	4.0
Amortizable intangible assets related to VQS, MMI and Mobilee	—	4.0	—	4.0
	$—	$18.3	$—	$18.3

Total impairment charges	$—	$25.7	$—	$25.7

During the second quarter of 2003, the Company recorded impairment charges totaling approximately $25.7 million related to the goodwill, indefinite-lived intangible assets, fixed assets and amortizable intangible assets associated with the VQS, MMI and Mobilee acquisitions.  Due to lower actual and forecasted revenues, as compared to the previous budget for the business units that included these intangible assets, the estimated value of VQS, MMI and Mobilee’s goodwill, indefinite-lived intangible assets, fixed assets and amortizable intangible assets had decreased.  Based on the results of the impairment analysis performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, gains (losses) realized on the repurchase of convertible debt and foreign currency translation gains and losses.

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2004	2003	2004	2003
Interest expense	$(0.7)	$(1.0)	$(1.5)	$(1.9)
Interest income	0.3	0.2	0.4	0.4
Gain (loss) on extinguishment of debt	—	—	(0.2)	0.7
Other	0.1	(0.6)	0.1	(1.3)
Other expense	$(0.3)	$(1.4)	$(1.2)	$(2.1)

For the three months ended June 30, 2004 and 2003, other expense was $0.3 million and $1.4 million, respectively.

Included in other expense for the three months ended June 30, 2004 is $0.7 million of interest expense, $0.3 million of interest income and $0.1 million net foreign currency translation loss and other charges.

Included in other expense for the three months ended June 30, 2003 is $1.0 million of interest expense, $0.2 million of interest income, $0.1 million of amortization of convertible debt issuance costs and $0.5 million net foreign currency translation loss and other charges.

For the six months ended June 30, 2004 and 2003, other expense was $1.2 million and $2.1 million, respectively.

Included in other expense for the six months ended June 30, 2004 is $1.5 million of interest expense, $0.4 million of interest income, a $0.2 loss realized on the repurchase of convertible debt and $0.1 million net foreign currency translation loss and other charges.

Included in other expense for the six months ended June 30, 2003 is $1.9 million of interest expense, $0.4 million of interest income, $0.7 gain realized on the repurchase of convertible debt and $1.3 million net foreign currency translation loss and other charges.

The decrease in interest expense in 2004 compared to 2003 is attributed to the repurchase and retirement of $24.5 million of outstanding convertible debt through 2003 and 2004 to date. The increase in interest income earned for the three months ended June 30, 2004 compared to that earned in 2003 is primarily due to an increase in our cash, cash equivalents and marketable securities as a result of proceeds of $49.5 million from our underwritten public offering in March of 2004.

Income Tax Expense (Benefit)

Income tax expense for the three months ended June 30, 2004 and 2003 was $16,000 and $38,000, respectively. Income tax expense (benefit) for the six months ended June 30, 2004 and 2003 was $41,000 and $(36,000), respectively. Income tax expense is primarily due to state and foreign taxes. In the first quarter of 2003, this expense was off-set by a tax benefit of $263,000 recorded as the result of a refund received from the U.S. government related to legislation that allowed for the extension of the federal carryback period.

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

LIQUIDITY AND CAPITAL RESOURCES

	For the period ended
	June 30,	December 31,
(In millions)	2004	2003
Cash and cash equivalents	$55.4	$59.9
Marketable Securities	$45.4	$—
Working capital	$92.6	$58.6

As of June 30, 2004, our principal sources of liquidity included cash and cash equivalents of $55.4 million. As of June 30, 2004, our working capital was approximately $92.6 million. During the six months ended June 30, 2004, we completed the sale of 9.2 million shares of common stock in an underwritten public offering resulting in net proceeds of $49.5 million.  The Company intends to use the net proceeds from the sale of the stock for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and repayment of our convertible subordinated notes due in October 2005.  The majority of proceeds were invested in short-term and long-term marketable securities.  As of June 30, 2004 our total marketable securities were $45.4 million of which $37.4 million represents short-term securities.  Cash provided by the issuance of common stock related to employee stock option exercises and employee stock purchases for the six months ended June 30, 2004 was $3.4 million.  We had no significant capital spending or purchase commitments other than facilities leases and open purchase orders in the ordinary course of business.

Through the period ending December 31, 2004, we believe that our available cash and cash equivalents will be sufficient to meet our operating expenses, capital requirements and contractual obligations.

Effective October 11, 2000, we issued $175.0 million of convertible subordinated notes (the “notes”). The notes are convertible into shares of our common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. At June 30, 2004, we had $44.5 million of notes outstanding.

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

	For the six months ended June 30,
(In millions)	2004	2003
Net cash provided by (used in):
Operating activities	$3.1	$(14.0)
Investing activities	$(47.1)	$15.6
Financing activities	$39.4	$(1.0)

Cash provided by (used in) operations for the six months ended June 30, 2004 and 2003 was $3.1 million and ($14.0) million, respectively. In the periods, we incurred a net income (loss) of $1.7 million and ($48.2) million in 2004 and 2003, respectively. Included in net income (loss) for the six months ended June 30, 2004 and 2003 are $2.2 million and $29.3 million, respectively, of non-cash charges for depreciation and amortization of property and equipment, amortization of debt issuance costs, amortization and impairment of intangible assets, foreign currency gain on intercompany debt and amortization of deferred stock compensation expense. We also realized a gross (gain) loss on the extinguishment of long-term debt of $0.1 million and ($0.7) million in the six months ended June 30, 2004 and 2003, respectively.  The Company recorded a loss on impairment and disposal of fixed assets in the six months ended June 30, 2004 and 2003 of $0.1 million and $6.0 million, respectively.  The change in our working capital generated negative cash flow of $1.0 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively.

Cash provided by (used in) investing activities for the six months ended June 30, 2004 and 2003 was ($47.1) million and $15.6 million respectively. Cash was used for purchases of property and equipment of $1.5 million and $1.7 million in 2004 and 2003, respectively. Cash was used to purchase additional marketable securities totaling $45.6 and $23.8 million in 2004 and 2003, respectively.  In 2003, the Company received proceeds from the maturity of marketable securities of $41.1 million.

Cash provided by (used in) financing activities in the six months ended June 30, 2004 and 2003 was $39.4 million and ($1.0) million, respectively.  In the six months ended June 30, 2004, we used cash of $13.5 million to extinguish $13.2 million face value of convertible debt and related accrued interest, $49.5 million of cash was provided through the sale of 9.2 million shares of common stock, while additional proceeds of $3.4 million were provided through the exercise of employee stock options and employee stock purchases. In the six months ended 2003, we used cash of $1.1 million to extinguish $1.8 million face value of convertible debt.

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

	Remaining Payments Due by Period
	$ in thousands
Contractual Obligations	2004	2005	2006	2007	2008	2009	Thereafter	Total
Property leases	$2,124	$3,491	$3,038	$3,004	$3,004	$2,830	$6,734	$24,225
Open purchase orders	2,983	—	—	—	—	—	—	2,983
Convertible notes and related accrued interest	464	44,542	—	—	—	—	—	45,006
Total Contractual Obligations	$5,571	$48,033	$3,038	$3,004	$3,004	$2,830	$6,734	$72,214

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

RECENT ACCOUNTING PRONOUNCEMENTS

None.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “the Company expects”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to the Company) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a continued slowdown in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors and other risks.  These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2003.  We specifically disclaim any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in our 2003 Annual Report on Form 10-K.

The Company’s financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of accounts receivable and accounts payable are equal to their carrying value at June 30, 2004 and December 31, 2003. Fair value of marketable securities at June 30, 2004 is $45.4 million.  There were no marketable securities at December 31, 2003.  Marketable securities are classified as available for sale securities.  These securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity.  Fair value of long-term debt at June 30, 2004 and December 31, 2003 is approximately $44.2 million and $53.4 million, respectively. Long-term debt is recorded at its face value.

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

B.  Changes in Internal Controls

There were no changes in our internal controls or other factors that could significantly affect such controls during the quarter and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business.  During the three months ended June 30, 2004, we have no new material legal proceedings or material developments in any legal proceedings since the filing of our Annual Report on Form 10-K.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On April 22, 2004, the Company held its Annual Meeting of Stockholders.  The matters considered at the meeting consisted of the following:

1.                                       Election of W. Frank King, Ph.D. and Pamela D.A. Reeve as directors for three year terms.  The results of the voting was as follows:

	For	Abstain
W. Frank King, Ph.D.	32,896,534	1,272,400
Pamela D.A. Reeve	32,892,746	1,276,188

The following directors continued at the annual meeting of shareholders:  Robert Schechter, William Foster, Ofer Gneezy and Ronald White

Item 5.  Other information

None.

Item 6.  Exhibits and Reports on Form 8-K.

A.            Exhibits

31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.1	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.  Reports on Form 8-K

We filed or furnished the following report(s) on Form 8-K during the quarter ended June 30, 2004. Information regarding each item reported on is as follows:

Date Filed or	Item
Furnished	No.	Description

Apr 12, 2004	Item 9	On Apr 12, 2004, we announced our first quarter results for the period ended March 31, 2004.
May 10, 2004	Item 5	On May 10, 2004, we announced Robert Schechter’s plan for selling common shares to qualify under Rule 10b5-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: August 9, 2004	By:	/S/ Robert P. Schechter

Robert P. Schechter

President and Chief Executive Officer

And Chairman of the Board of Directors

Dated: August 9, 2004	By:	/S/ William B. Gerraughty, Jr.

William B. Gerraughty, Jr.

Sr. Vice President of Finance, Chief Financial Officer and Treasurer