Form 10-Q
period 2004-09-30
NMS COMMUNICATIONS CORP
filed 2004-11-09
CIK 915866

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,384,605 shares of Common Stock, $0.01 par value, outstanding at October 31, 2004.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

(In thousands except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,770	$59,917
Marketable securities	35,322	—
Accounts receivable, net of allowance for doubtful accounts of $910 and $995, respectively	12,153	9,254
Inventories	2,748	3,193
Prepaid expenses and other assets	6,280	4,598
Total current assets	88,273	76,962

Property and equipment, net of accumulated depreciation and amortization of $31,112 and $28,745, respectively	6,292	7,219
Long-term marketable securities	7,974	—
Other assets, net	1,615	2,147
Total assets	$104,154	$86,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,219	$4,692
Accrued expenses and other liabilties	13,933	13,656
Total current liabilities	18,152	18,348

Long-term debt	19,942	57,742

Common stock, $0.01 par value, 125,000,000 shares authorized at September 30, 2004 and December 31, 2003; 47,080,310 and 36,738,402 shares issued at September 30, 2004 and December 31, 2003, respectively, and 47,080,310 and 36,685,958 shares outstanding at September 30, 2004 and December 31, 2003, respectively	471	367
Additional paid-in capital	412,209	359,418
Accumulated deficit	(344,050)	(346,834)
Accumulated other comprehensive loss	(2,551)	(2,326)
Deferred compensation	(19)	(102)
Treasury stock, at cost, 0 and 52,444 shares at September 30, 2004 and December 31, 2003, respectively	—	(285)
Stockholders’ equity	66,060	10,238
Total liabilities and stockholders’ equity	$104,154	$86,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$25,693	$21,796	$75,334	$63,687

Cost of revenues	9,477	9,751	28,021	37,569

Gross profit	16,216	12,045	47,313	26,118

Operating expenses:
Selling, general and administrative	8,727	8,376	24,798	29,428
Research and development	5,906	7,298	18,054	24,264
Restructuring and other related charges	—	3,014	—	6,948
Impairment charges	—	—	—	18,319
Total operating expenses	14,633	18,688	42,852	78,959

Operating income (loss)	1,583	(6,643)	4,461	(52,841)

Other income (expense):
Interest expense	(444)	(942)	(1,893)	(2,854)
Interest income	261	139	645	570
Gain (loss) on extinguishment of debt	(221)	1,205	(369)	1,893
Other	(49)	275	6	(1,017)
Other income (expense), net	(453)	677	(1,611)	(1,408)

Income (loss) before income taxes	1,130	(5,966)	2,850	(54,249)

Income tax (benefit) expense	24	—	65	(36)

Net income (loss)	$1,106	$(5,966)	$2,785	$(54,213)

Basic earnings (loss) per share	$0.02	$(0.16)	$0.06	$(1.50)

Weighted average basic shares outstanding	47,027	36,300	43,930	36,259

Diluted earnings (loss) per share	$0.02	$(0.16)	$0.06	$(1.50)

Weighted average diluted shares outstanding	49,135	36,300	46,414	36,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flow from operating activities:
Net income (loss)	$2,785	$(54,213)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,178	9,349
Write-off of debt issuance cost	320	135
Loss (gain) on extinguishment of debt	369	(1,893)
Loss on impairment of goodwill and other intangibles	—	21,702
Loss on impairment and disposal of fixed assets	77	6,108
Foreign exchange translation gain on intercompany debt	(154)	(710)
Changes in assets and liabilities:
Accounts receivable	(2,900)	(579)
Inventories	445	4,524
Prepaid expenses and other assets	(1,691)	1,474
Accounts payable	(471)	(3,402)
Accrued expenses and other liabilities	669	1,870
Net cash provided by (used in) operating activities	2,627	(15,635)
Cash flow from investing activities:
Purchases of property and equipment	(1,792)	(2,196)
Purchases of marketable securities	(45,635)	(23,844)
Proceeds from the maturity and sale of marketable securities	2,000	41,070
Net cash provided by (used in) investing activities	(45,427)	15,030
Cash flow from financing activities:
Repurchase of convertible notes	(38,541)	(7,447)
Proceeds from issuance of common stock, net of issuance costs	53,179	15
Net cash provided by (used in) financing activities	14,638	(7,432)
Effect of exchange rate changes on cash	15	1,192
Net decrease in cash and cash equivalents	(28,147)	(6,845)
Cash and cash equivalents, beginning of period	59,917	56,768
Cash and cash equivalents, end of period	$31,770	$49,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A.                                    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations for the three and nine month periods ending September 30, 2004 and 2003 and the statement of cash flows for the nine month periods ended September 30, 2004 and 2003 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).  The financial information included herein has been prepared without audit.  The consolidated balance sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per share as if the fair value method prescribed in FAS No. 123 had been applied to the Company’s stock option and stock purchase plan and recorded in the consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$1,106	$(5,966)	$2,785	$(54,213)
Add: Stock-based employee compensation expense included in net income (loss)	28	108	83	675
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,590)	(1,539)	(3,627)	(4,659)
Pro forma net loss	$(456)	$(7,397)	$(759)	$(58,197)
Income (loss) per share:
Basic net income (loss) per common share, as reported	$0.02	$(0.16)	$0.06	$(1.50)
Diluted net income (loss) per common share, as reported	$0.02	$(0.16)	$0.06	$(1.50)
Basic net loss per common share, pro forma	$(0.01)	$(0.20)	$(0.02)	$(1.61)
Diluted net loss per common share, pro forma	$(0.01)	$(0.20)	$(0.02)	$(1.61)

C.            BUSINESS AND CREDIT CONCENTRATION

At September 30, 2004, two customers, Lucent Technologies, Inc. (“Lucent”) and Avaya, Inc., represented 24.2% and 12.5%, respectively, of the Company’s outstanding net accounts receivable.  At December 31, 2003, no customer accounted for 10% or more of the Company’s net accounts receivable balance.

Lucent represented 16.0% and 13.0% of the Company’s revenues for the three and nine months ended September 30, 2004, respectively.

Lucent represented 18.4% of the Company’s revenues for the three months ended September 30, 2003. Lucent and a channel partner in the United States of America represented 16.3% and 14.4%, respectively, of the Company’s revenues for the nine months ended September 30, 2003.

D.            EARNINGS PER SHARE

The following table provides the basic and diluted income (loss) per share computations (amounts in thousands, except per share):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,106	$(5,966)	$2,785	$(54,213)

Weighted average basic shares outstanding	47,027	36,300	43,930	36,259

Dilutive Effect of:
Options to purchase common shares	2,108	—	2,484	—

Weighted average diluted shares outstanding	49,135	36,300	46,414	36,259

Basic earnings (loss) per share	$0.02	$(0.16)	$0.06	$(1.50)

Diluted earnings (loss) per share	$0.02	$(0.16)	$0.06	$(1.50)

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options or the net loss position of the Company. The number of options that were antidilutive for the three months ended September 30, 2004 and 2003 were 3,142,550 and 9,395,491, respectively. The number of options that were antidilutive for the nine months ended September 30, 2004 and 2003 were 2,980,759 and 7,763,941, respectively.

E.              RESTRUCTURING AND OTHER RELATED CHARGES

In the third quarter of 2003, in an effort to reduce future operating expenses, the Company initiated restructuring efforts resulting in the recording of total restructuring and other related charges of $3.0 million. These charges consist of $2.5 million of involuntary severance related costs, $0.3 million accrual for an expected loss over the remaining term of a lease, and $0.2 million of other costs. The severance related costs were for approximately 65 employees across all areas of the company.

The Company’s restructuring efforts during the first nine months of 2003 resulted in the recording of total restructuring and other related charges of $6.9 million. These charges consist of $4.8 million of involuntary severance related costs, $0.5 million of lease termination costs, a $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset was being held for sale).

In the nine months ended September 30, 2003, involuntary severance related costs of $4.8 million resulted from the elimination of approximately 140 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April, July and October of 2003 and involved all areas of the Company. The following table sets forth activity relating to restructuring and other related charges during the first nine months of 2004:

In thousands	Employee Related	Facility Related	Other	Total
Restructuring accrual balance at December 31, 2003	$1,515	$1,692	$121	$3,328
Cash payments	(1,327)	(341)	(116)	(1,784)
Restructuring accrual balance at September 30, 2004	$188	$1,351	$5	$1,544

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

Investments in marketable securities categorized as “available for sale” are carried at fair value and consist of the following:

(In thousands)	September 30, 2004	December 31, 2003
Money market mutual funds	$10,042	$5,064
Mortgage-backed securities	47,109	26,460
	57,151	31,524
Included in cash and cash equivalents	13,855	31,524
Marketable securities	$43,296	$—

At September 30, 2004 marketable securities of approximately $35.3 million are due to mature within one year and approximately $8.0 million are due to mature between one and two years. Net unrealized losses at September 30, 2004 were $0.1 million. There were no unrealized gains or losses at December 31, 2003.

For the three months and nine months ended September 30, 2004, proceeds from the maturity of marketable securities were $2.0 million. For the three months and nine months ended September 30, 2004, there were no gross realized gains or losses from the sale of securities.

For the three months ended September 30, 2003, there were no proceeds from the maturity of marketable securities. For the nine months ended September 30, 2003, there were  $41.1 million of proceeds from the sale of marketable securities. For the three months and nine months ended September 30, 2003, there were no gross realized gains or losses from the sale of securities.

G.            INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories, as of September 30, 2004 and December 31, 2003, were comprised of the following:

(In thousands)	September 30, 2004	December 31, 2003
Raw materials	$328	$1,021
Work in process	103	196
Finished goods	2,317	1,976
	$2,748	$3,193

H.            SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s business units are comprised of the Platform Solutions business unit, Voice Quality Systems (“VQS”) business unit, and the Network Infrastructure business unit. The PS business unit consists of products and services related to the Company’s systems building blocks that provide connectivity to communications networks, call processing, and real-time media processing as well as the NMS HearSay and MyCaller products. The VQS business unit consists of products and services related to the Company’s voice quality enhancement and echo cancellation systems. The NI business unit consists of the Company’s wireless access gateway product, AccessGate.

Management makes operating decisions and assesses the performance of individual business segments on a basis that excludes from consideration intangible assets, amortization of intangible assets, restructuring and other related costs and impairments of long-lived assets. Therefore, all goodwill, intangible assets, impairment and restructuring charges have been allocated to Corporate.

As of September 30, 2004 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

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

	Three Months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Revenues by business unit
Platform Solutions	$20,673	$16,173	$61,255	$48,509
Voice Quality Systems	5,020	5,623	14,079	15,178
Network Infrastructure	—	—	—	—
Total revenues	$25,693	$21,796	$75,334	$63,687

Operating income (loss) by business unit
Platform Solutions	$5,812	$5	$16,045	$(3,033)
Voice Quality Systems	1,102	472	2,715	(989)
Network Infrastructure	(2,305)	(1,327)	(6,932)	(3,560)
Amortization of Intangibles and restructurings	—	(3,014)	—	(35,608)
Corporate	(3,026)	(2,779)	(7,367)	(9,651)
Total operating income (loss)	$1,583	$(6,643)	$4,461	$(52,841)

Revenues by geographic area
North America	$12,366	$10,984	$36,763	$34,461
Europe	5,342	4,100	16,693	11,799
Asia	7,612	6,554	20,972	16,585
Latin America	373	158	906	842
Total revenues	$25,693	$21,796	$75,334	$63,687

Operating income (loss) by geographic area
North America	$(7,270)	$(12,781)	$(19,566)	$(56,596)
Europe	2,670	1,947	8,065	(6,231)
Asia	5,822	4,041	15,105	9,274
Latin America	361	150	857	712
Total operating income (loss)	$1,583	$(6,643)	$4,461	$(52,841)

I.                 COMPREHENSIVE INCOME (LOSS)

The following table represents the Company’s comprehensive income (loss) for the stated periods.

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands)	2004	2003	2004	2003
Net income (loss)	$1,106	$(5,966)	$2,785	$(54,213)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(21)	(402)	(112)	1,126
Change in market value of available for sale securities	49	—	(113)	—
Comprehensive income (loss)	$1,134	$(6,368)	$2,560	$(53,087)

J.              LONG-TERM DEBT

Effective October 11, 2000, the Company issued $175.0 million of convertible subordinated notes (the “notes”). The notes are convertible into shares of our common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. Since the issuance of the notes, the Company has repurchased $155.1 million of the notes. At September 30, 2004, the Company had $19.9 million of remaining notes outstanding.

In the nine months ended September 30, 2004, the Company paid $38.5 million to extinguish $37.8 million face value of convertible debt and related accrued interest.  The Company recorded $0.3 million as “loss on extinguishment of debt.”

In the nine months ended September 30, 2003, the Company paid $7.4 million to extinguish $9.3 million face value of convertible debt and related accrued interest. The Company recorded $1.9 million as “gain on extinguishment of debt.”

K.            EQUITY

On March 17, 2004, the Company sold 9,200,000 shares of common stock at $5.75 per share.  The net proceeds of the offering were approximately $49.5 million.  In April of 2004, the Company invested a significant portion of the net proceeds of this offering in interest-bearing, investment-grade, mortgage backed securities.

In the three months and nine months ended September 30, 2004, employees, including certain executive officers, of the Company exercised 0.1 million and 1.1 million stock options, respectively. Cash proceeds provided by the issuance of common stock related to employee stock option exercises and employee stock purchases were $0.3 million and $3.7 million for the three months and nine months ended September 30, 2004, respectively.

L.             COMMITMENTS AND CONTINGENCIES

Litigation

The Company was the defendant in an action by Connectel, LLC initially filed in August 2000 in the U.S. District Court for the Eastern District of Virginia. This action was transferred by court order to the U.S. District Court for the District of Massachusetts. The plaintiff alleged that one or more of the Company’s products infringed upon two related United States patents owned by it and sought injunctive relief and damages in an unspecified amount. On September 2, 2004, Connectel filed a Motion to Withdraw its Infringement Claims. In a memorandum to the Court, Connectel agreed not to sue the Company on the patents at issue based on either the Company’s past or current products. The Company made no payments in connection with Connectel’s withdrawal or covenant not to sue the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. Our products, which include systems building blocks, a services delivery system, voice quality systems and a wireless access gateway, address a wide range of our customers’ needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use our products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use our products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. We sell our products worldwide through our direct sales force as well as through channel partners. Our customers include leading telecommunications operators and network equipment and application providers such as Groupe Cegetel, Alcatel, Avaya, Ericsson, Lucent Technologies, Motorola, Siemens, SK Telecom, KDDI, Huawei Technologies, Comverse and Cisco Systems.

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

The Company has been focused on several key initiatives during 2004: achieving revenue growth, launching two new products, MyCaller and AccessGate, and returning to profitability. Having taken several restructuring actions in 2003, the Company entered the year with the resource and cost model that management deemed appropriate for these initiatives.  We have had sequential and year-over-year revenue growth in the first three quarters of 2004, primarily driven from our PS business unit. We have obtained our first orders for MyCaller and AccessGate and expect to see our first revenues related to these recently introduced products in the fourth quarter of 2004. The cost reduction efforts taken in 2003 enabled the Company to return to profitability in the first quarter, and our headcount and cost structure have remained stable throughout the year resulting in profitability in all three quarters of 2004.

During the nine months ended September 30, 2004, we completed the sale of 9.2 million shares of common stock in an underwritten public offering resulting in net proceeds of $49.5 million. We invested the majority of the proceeds in both short term and long term marketable securities.  During that same period, we have retired $37.8 million of convertible debt leaving the remaining balance at $19.9 million at September 30, 2004.

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

	For the three months ended September 30,					For the nine months ended September 30,
	2004		2003			2004		2003
($ In millions)	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
PS	$20.7	80.5%	$16.2	74.2%	27.8%	$61.3	81.3%	$48.5	76.2%	26.3%
VQS	5.0	19.5%	5.6	25.8%	(10.7)%	14.0	18.7%	15.2	23.8%	(7.2)%
Total revenues	$25.7	100.0%	$21.8	100.0%	17.9%	$75.3	100.0%	$63.7	100.0%	18.3%

Our revenue growth is attributable to an increase in revenues from the PS business unit offset by a slight decrease in revenues in the VQS business unit. The PS business unit revenue growth, reflected through volume increases in both channel partner and direct sales, resulted from improvement in capital spending by enterprise and telecommunications companies in our markets. We expect initial revenues derived from MyCaller sales in the fourth quarter of 2004.

The decrease in VQS business unit revenues is primarily due to a decrease in royalty fees. VQS business unit revenues from royalty fees were $0.4 million for the three months ended September 30, 2004, a $0.5 million decrease from $0.9 million for the three months ended September 30, 2003. VQS business unit revenues from royalty fees were $1.8 million for the nine months ended September 30, 2004, a $1.1 million decrease from $2.9 million for the nine months ended September 30, 2003. Without consideration of the royalty fees, VQS business unit quarterly revenues have remained relatively flat during 2003 and through the period ended September 30, 2004.

Revenues from Lucent, our primary VQS reseller to network operators and an emerging PS customer, represented 16.0% and 18.4% of total revenues for the three months ended September 30, 2004 and 2003, respectively. Lucent revenues represented 13.0% and 16.3% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.

The NI business unit has had revenues that have been negligible to date. We expect initial revenues derived from AccessGate sales in the fourth quarter of 2004.

	For the three months ended September 30,					For the nine months ended September 30,
	2004		2003			2004		2003
($ In millions)	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
North America	$12.4	48.1%	$11.0	50.4%	12.6%	$36.8	48.8%	$34.5	54.1%	6.7%
International	13.3	51.9%	10.8	49.6%	23.3%	38.5	51.2%	29.2	45.9%	32.0%
Total revenues	$25.7	100.0%	$21.8	100.0%	17.9%	$75.3	100.0%	$63.7	100.0%	18.3%

We have experienced growth in both our North American and International markets, specifically in our European and Asian markets. Our revenue growth, reflected through volume increases in both channel partner and direct sales, resulted from improvement in capital spending by enterprise and telecommunications companies in our markets. We expect initial revenues from MyCaller and AccessGate in our European market in the fourth quarter of 2004.

Gross Profit

Cost of revenues consists primarily of product cost; cost of services provided to our customers and overhead associated with testing and fulfillment operations.  The Company’s manufacturing process is outsourced to a contract manufacturer. In 2003, the Company also had amortization of acquired completed technology and impairment charges in “Cost of revenues”.  No similar charges were recorded in 2004.

	For the three months ended September 30,					For the nine months ended September 30,
	2004		2003			2004		2003
$ In millions	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
Revenues	$25.7	100.0%	$21.8	100.0%	17.9%	$75.3	100.0%	$63.7	100.0%	18.3%
Cost of revenues	9.5	36.9%	9.8	44.7%	(2.8)%	28.0	37.2%	37.6	59.0%	(25.4)%
Gross profit	$16.2	63.1%	$12.0	55.3%	34.6%	$47.3	62.8%	$26.1	41.0%	81.1%

The improvements in gross margin, from 2003 to 2004, were primarily driven by increased volume, product mix, cost reduction actions and efficiencies achieved with our contract manufacturer.

Our cost of revenues for the three months ended September 30, 2004 consisted primarily of product cost of $6.6 million, cost of services provided to our customers of $1.7 million and overhead associated with testing and fulfillment operations of $1.2 million.

Our cost of revenues for the three months ended September 30, 2003 consisted primarily of product cost of $6.5 million, cost of services provided to our customers of $1.7 million, overhead associated with testing and fulfillment operations of $1.6 million.

Our cost of revenues for the nine months ended September 30, 2003 included a $0.8 million of completed technology amortization related to past acquisitions and a $7.4 million impairment charge to reduce the carrying value of completed technology related to  past acquisitions which if excluded would result in a gross margin percentage of 53.9%.

Our cost of revenues for the nine months ended September 30, 2004 consisted primarily of product cost of $19.3 million, cost of services provided to our customers of $5.0 million and overhead associated with testing and fulfillment operations of $3.7 million.

Our cost of revenues for the nine months ended September 30, 2003 consisted primarily of product cost of $18.2 million, a $7.4 million impairment charge to reduce the carrying value of completed technology related to past acquisitions, cost of services provided to our customers of $5.8 million, overhead associated with testing and fulfillment operations of  $5.4 million and $0.8 million of completed technology amortization related to prior acquisitions.

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

	For the three months ended September 30,					For the nine months ended September 30,
	2004		2003			2004		2003
$ In millions	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
Selling, general and administrative expenses	$8.7	34.0%	$8.4	38.4%	4.2%	$24.8	32.9%	$29.4	46.2%	(15.7)%

Selling, general and administrative expense included a $0.6 million facilities related charge resulting from a sublease for the three months ended September 30, 2004. Excluding this charge from the results, selling, general and administrative expenses have been stable for all three quarters of the year at approximately $8 million a quarter. We expect this trend to remain consistent through the fourth quarter of 2004.

Selling, general and administrative expenses decreased during the nine-month period ended September 30, 2004 compared to the same period of 2003. The primary reason for the decrease in selling, general and administrative expense is the realization of cost savings from the reductions-in-force during 2003. Additionally included in selling, general and administrative expense for the nine months ended September 30, 2003 are $1.1 million of amortization of intangible assets and $0.8 million of non-cash compensation expense, both related to prior acquisitions. These expenses did not reoccur in the nine months ended September 30, 2004.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.

	For the three months ended September 30,					For the nine months ended September 30,
	2004		2003			2004		2003
$ In millions	Amount	% of revenue	Amount	% of revenue	Change	Amount	% of revenue	Amount	% of revenue	Change
Research and development expenses	$5.9	23.0%	$7.3	33.5%	(19.1)%	$18.1	24.0%	$24.3	38.1%	(25.6)%

The decreases in research and development expense were primarily due to cost savings from reductions-in-force in 2003. The Company is currently investing research and development expenditures in both MyCaller and AccessGate with the expectation that those products will begin to contribute to revenues in the fourth quarter of 2004, and more significantly in 2005.

Restructuring and Other Related Charges

Restructuring charges consist of involuntary severance related costs, facility closures or downsizing and disposal of excess or unused assets.

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2004	2003	2004	2003
Involuntary severance related costs	$—	$2.5	$—	$4.8
Lease termination costs	—	0.3	—	0.5
Write down of fixed assets	—	—	—	0.6
Write down of IML facility and other	—	0.2	—	1.0
Restructuring and other related charges	$—	$3.0	$—	$6.9

In the third quarter of 2003, in an effort to reduce future operating expenses, the Company initiated restructuring efforts resulting in the recording of total restructuring and other related charges of $3.0 million. These charges consist of $2.5 million of involuntary severance related costs and $0.3 million of lease termination costs and $0.2 million of other costs.

The Company’s restructuring efforts during the first nine months of 2003 resulted in the recording of total restructuring and other related charges of $6.9 million. These charges consist of $4.8 million of involuntary severance related costs, $0.5 million of lease termination costs, $0.6 million write down of fixed assets, and a $1.0 million charge for a write down of an IML facility to fair market value (as the asset was being held for sale and was sold in the quarter ended June 30, 2004).

In the nine months ended September 30, 2003, involuntary severance related costs of $4.8 million resulted from the elimination of approximately 140 positions at the Company’s facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April, July and October of 2003 and involved all areas of the Company. The following table sets forth activity relating to restructuring and other related charges during the first nine months of 2004:

In thousands	Employee Related	Facility Related	Other	Total
Restructuring accrual balance at December 31, 2003	$1,515	$1,692	$121	$3,328
Cash payments	(1,327)	(341)	(116)	(1,784)
Restructuring accrual balance at September 30, 2004	$188	$1,351	$5	$1,544

The remaining accrual balances for employee related and facility related charges are expected to be settled in cash over the next one and four years, respectively.

Impairment

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2004	2003	2004	2003
In Cost of Revenues
Acquired completed technology from past acquisitions	$—	$—	$—	$7.4

In Operating Expenses
Goodwill and indefinite-lived intangible assets related to past acquisitions	—	—	—	10.3
Fixed assets associated with the VQS and PS business unit	—	—	—	4.0
Amortizable intangible assets related to past acquisitions	—	—	—	4.0
	$—	$—	$—	$18.3

Total impairment charges	$—	$—	$—	$25.7

During the nine months ended September 30, 2003, the Company recorded impairment charges totaling approximately $25.7 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with past acquisitions. Due to lower actual and forecasted revenues, as compared to the previous budget for the business units that included these intangible assets, the estimated value of  goodwill, indefinite-lived intangible assets and amortizable intangible assets acquired in past acquisitions had decreased.  Based on the results of the impairment analyses performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, gains (losses) realized on the repurchase of convertible debt and foreign currency translation gains and losses.

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2004	2003	2004	2003
Interest expense	$(0.4)	$(0.9)	$(1.9)	$(2.9)
Interest income	0.3	0.1	0.6	0.6
Gain (loss) on extinguishment of debt	(0.2)	1.2	(0.3)	1.9
Other	(0.1)	0.3	—	(1.0)
Other income (expense), net	$(0.4)	$0.7	$(1.6)	$(1.4)

The decrease in interest expense in 2004 compared to 2003 is attributed to the repurchase and retirement of outstanding convertible debt through 2003 and 2004 to date. The increase in interest income earned for the three months ended September 30, 2004 compared to that earned in 2003 is primarily due to an increase in our cash, cash equivalents and marketable securities as a result of proceeds of $49.5 million from our underwritten public offering in March of 2004. The increase is also attributable to interest earned on our marketable securities.

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2004 was $24,000. There was no income tax expense (benefit) for the three months ended September 30, 2003.

Income tax expense (benefit) for the nine months ended September 30, 2004 and 2003 was $65,000 and $(36,000), respectively. Income tax expense is primarily due to state and foreign taxes. In the first quarter of 2003, this expense was offset by a tax benefit of $263,000 recorded as the result of a refund received from the U.S. government related to legislation that allowed for the extension of the federal carryback period.

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

LIQUIDITY AND CAPITAL RESOURCES

	For the period ended
(In millions)	September 30, 2004	December 31, 2003
Cash and cash equivalents	$31.8	$59.9
Marketable Securities	$43.3	$—
Working capital	$70.1	$58.6

As of September 30, 2004, our principal sources of liquidity included cash and cash equivalents of $31.8 million. As of September 30, 2004, our working capital was approximately $70.1 million. During the nine months ended September 30, 2004, we completed the sale of 9.2 million shares of common stock in an underwritten public offering resulting in net proceeds of $49.5 million.  The Company retired $37.8 million of long-term debt and intends to use the remaining net proceeds from the sale of the stock for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and repayment of our remaining convertible subordinated notes due in October 2005. The majority of proceeds were invested in short-term and long-term marketable securities.  As of September 30, 2004 our total marketable securities were $43.3 million of which $35.3 million represents short-term securities. Cash provided by the issuance of common stock related to employee stock option exercises and employee stock purchases for the nine months ended September 30, 2004 was $3.7 million. We had no significant capital spending or purchase commitments other than facilities leases and open purchase orders in the ordinary course of business.

At September 30, 2004, we believe that our available cash and cash equivalents will be sufficient to meet our operating expenses, capital requirements and contractual obligations for the next 12 months.

Effective October 11, 2000, the Company issued $175.0 million of convertible subordinated notes (the “notes”). The notes are convertible into shares of our common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. Since the issuance of the notes, the Company has repurchased $155.1 million of the notes. At September 30, 2004, the Company had $19.9 million of remaining notes outstanding.

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

	For the nine months ended September 30,
(In millions)	2004	2003
Net cash provided by (used in):
Operating activities	$2.6	$(15.6)
Investing activities	$(45.4)	$15.0
Financing activities	$14.6	$(7.4)

The Company’s return to profitability has resulted in positive cash flow from operations for the nine months ended September 30, 2004. Cash provided by (used in) operations for the nine months ended September 30, 2004 and 2003 was $2.6 million and  $(15.6) million, respectively. In the periods, we incurred a net income (loss) of $2.8 million and $(54.2) million in 2004 and 2003, respectively. Included in net income (loss) for the nine months ended September 30, 2004 and 2003 are $3.3 million and $30.5 million, respectively, of non-cash charges for depreciation and amortization of property and equipment, amortization of debt issuance costs, amortization and impairment of intangible assets, foreign currency gain on intercompany debt and amortization of deferred stock compensation expense. We also realized a gross loss (gain) on the extinguishment of long-term debt of $0.3 million and  $(1.9) million in the nine months ended September 30, 2004 and 2003, respectively. The Company recorded a loss on impairment and disposal of fixed assets in the nine months ended September 30, 2004 and 2003 of $0.1 million and $6.1 million, respectively. The change in operating assets and liabilities generated positive (negative) cash flow of $(3.9) million and $3.9 million for the nine months ended September 30, 2004 and 2003, respectively. The change in operating assets and liabilities was primarily attributable to the changes in accounts receivable, prepaid expenses and other current assets and accrued expenses and other current liabilities. Accounts receivable balances have increased proportionately to our increase in revenue since the prior year. Prepaid expenses and other assets have increased due to an increase in assets associated with deferred revenue for initial shipments of MyCaller and AccessGate. The increase in accrued expenses and other current liabilities is attributable to the increase in our deferred revenue for initial shipments of MyCaller and AccessGate offset by reductions in our restructuring accruals.

Cash provided by (used in) investing activities for the nine months ended September 30, 2004 and 2003 was $(45.4) million and $15.0 million respectively. Cash was used for purchases of property and equipment of $1.8 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively. Cash was used to purchase additional marketable securities totaling $45.6 and $23.8 million in the nine months ended September 30, 2004 and 2003, respectively. The Company received proceeds from the maturity of marketable securities of $2.0 million and $41.1 million in the nine months ended September 30, 2004 and 2003, respectively.

Cash provided by (used in) financing activities in the nine months ended September 30, 2004 and 2003 was $14.6 million and $(7.4) million, respectively.  In the nine months ended September 30, 2004, we used cash of $38.5 million to extinguish $37.8 million face value of convertible debt and related accrued interest, $49.5 million of cash was provided through the sale of 9.2 million shares of common stock, while additional proceeds of $3.7 million were provided through the exercise of employee stock options and employee stock purchases. In the nine months ended 2003, we used cash of $7.4 million to extinguish $9.3 million face value of convertible debt and related accrued interest.

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

	Remaining Payments Due by Period
	$ in thousands
Contractual Obligations	2004	2005	2006	2007	2008	2009	Thereafter	Total
Property leases	$2,124	$3,491	$3,038	$3,004	$3,004	$2,830	$6,734	$24,225
Open purchase orders	2,983	—	—	—	—	—	—	2,983
Convertible notes and related accrued interest	710	20,728	—	—	—	—	—	21,438
Total Contractual Obligations	$5,817	$24,219	$3,038	$3,004	$3,004	$2,830	$6,734	$48,646

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

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “the Company expects”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to the Company) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a continued slowdown in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors and other risks.  These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2003.  We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.  Our investment portfolio of cash equivalents, and marketable securities are subject to interest rate fluctuations, but we believe this risk is immaterial due to the fixed rate nature of these marketable securities.  At September 30, 2004, we had $19.9 million of long-term debt outstanding. A hypothetical 10% decrease in our weighted-average borrowing rate at September 30, 2004 would not have materially affected the carrying value of the debt at September 30, 2004. Our exposure to currency exchange rate fluctuations has been moderate due to the fact that the revenues are billed primarily in U.S. dollars.

The Company’s financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of accounts receivable and accounts payable are equal to their carrying value at September 30, 2004 and December 31, 2003. Fair value of marketable securities at September 30, 2004 is $43.3 million.  There were no marketable securities at December 31, 2003.  Marketable securities are classified as available for sale securities.  These securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity.  Fair value of long-term debt at September 30, 2004 and December 31, 2003 is approximately $19.8 million and $53.4 million, respectively. Long-term debt is recorded at its face value.

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e).  Based on that, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

B.  Changes in Internal Controls

There were no changes in our internal controls or other factors that could significantly affect such controls during the quarter and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business.  During the three months ended September 30, 2004, we have no new material legal proceedings. On September 4, 2004, Connectel, LLC filed a Motion to Withdraw its Infringement Claims against the Company. In a memorandum to the Court, Connectel agreed not to sue the Company on the patents at issue based on either the Company’s past or current products. The Company made no payments in connection with this dismissal. There are no other material legal proceedings against the Company as of September 30, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

None.

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

NMS Communications Corporation

Dated: November 9, 2004	By:	/S/	Robert P. Schechter

Robert P. Schechter

President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: November 9, 2004	By:	/S/	William B. Gerraughty, Jr.
William B. Gerraughty, Jr.
Sr. Vice President of Finance,

Chief Financial Officer and Treasurer