Form 10-K
period 2004-12-31
NMS COMMUNICATIONS CORP
filed 2005-03-16
CIK 915866

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $111.8 million, based on the closing price on such date of the registrant's Common Stock on the NASDAQ National Market. As of March 1, 2005, 47,663,890 shares of Common Stock, $0.01 par value per share were outstanding.

Documents Incorporated by Reference

        Portions of the registrant's Proxy Statement relating to the 2005 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Form 10-K.

The following are trademarks and trade names of the company indicated.

        NMS Communications, AccessGate, Convergence Generation (CG), e256, Mercury, Natural Access, Mobile Place, MyCaller, Open Access, PacketMedia, Sonata and Video Access are trademarks; Studio Sound and Alliance Generation (AG) are registered trademarks; and NMS is a trade name of the registrant. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

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

PART I

ITEM 1. BUSINESS

Overview

        We are a leading provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. Our products, which include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer, address a wide range of our customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use our products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use our products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. We sell our products worldwide through our direct sales force as well as through channel and system integrator partners. Our customers include leading telecommunications operators and network equipment and application providers such as Vodafone, Ericsson, Logica CMG, Alcatel, Comverse, NTT DoCoMo, Avaya, Lucent Technologies, Huawei, Cisco, SFR Cegetel, Siemens, European Computer Telecommunications, Microsoft and SER Solutions.

Industry Overview

        The telecommunications industry is a large, rapidly evolving market that includes wireless and traditional wireline communications services, and the related applications, equipment and infrastructure needed to deliver voice, video and data over circuit, packet and broadband networks. Over the last 18 months, globally, most sectors of the industry have shown clear, but modest indications of recovery from four years of low to no growth or decline. Several forces are driving this recovery, including growth in Internet traffic; strong consumer adoption of wireless services; the substitution of mobile for fixed-line voice and data communications by both businesses and consumers; increased use of Internet Protocol (IP) networks; unceasing introduction of new technologies such as WiMax (industry standard technologies, high speed, very long range wireless communications); the increasingly rapid change of communication devices such as handsets and information technology (IT) products; and the deployment of third generation (3G) networks by operators around the world. Industry analysts concur that for operators, equipment manufacturers, system integrators, application and content providers, the opportunities are strongest in mobile applications and services and related infrastructure. Nonetheless, these opportunities are not without challenges for market participants.

    Telecommunications Operators—Wireless and Wireline

        Telecommunications operators, who provide wireless and wireline services, face a highly competitive and capital-intensive environment. Key challenges and initiatives in the industry include:

  •
  Acquiring and retaining customers. Changing industry regulations are minimizing previous barriers to customer migration between telecommunications operators, while customer acquisition costs are still relatively high. Operators, particularly in the wireless market, are under increasing pressure to acquire new customers and to reduce customer churn by providing high quality voice service as well as a wide range of enhanced services and functionality, such as access to Internet content and video communications.

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

  •
  Improving network efficiency to reduce costs. Major priorities among service providers include containing capital costs and operating expenses for both existing networks and new infrastructure, while deploying new applications across these networks quickly and cost-effectively. Wireless operators are aggressively upgrading their networks to next-generation infrastructures, including 2.5G, a standard which adds data (such as Internet access and text messaging) to the current wireless infrastructure, and gradually migrating to 3G, a new standard for bandwidth-intensive data services. Similarly, wireline operators are seeking to cost-effectively upgrade their networks using IP technologies, in order to connect traditional telephone networks with packet networks.

    Network Equipment and Application Providers

        Network equipment providers, as well as application providers, who include systems integrators, original equipment manufacturers and independent software vendors, provide network systems, applications and services to telecommunications operators and enterprises. These offerings include video communications, interactive voice response systems, automatic speech recognition, media services, conferencing, unified communications, multimedia messaging, and content-based entertainment applications like ringtones and ringback tones. These offerings enable telecommunications operators to rapidly deploy premium services for their customers. These offerings also help businesses reduce costs and improve employee communications, especially in light of increased workforce mobility.

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

Our Solutions

        Our products, which include system building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer, address a wide range of our customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. We believe that our offerings provide one or more of the following benefits to our customers:

        Enable cost-effective and timely deployment of communications applications and services. Our system building block offerings provide a comprehensive framework of enabling technologies for developing and deploying next-generation applications, such as IP conferencing, speech-activated services, mobile video and content-based entertainment and information services. We also provide wireless telecommunications operators with a services delivery system that allows these operators to host multiple voice and data applications from a variety of sources on the same system. These systems enable rapid and cost-effective deployment of customized, innovative services for their subscriber segments.

        Improve network service quality.    Our voice quality offerings leverage our technical expertise in electrical echo cancellation, acoustic echo control, noise reduction, adaptive level control and noise level compensation for both wireless and wireline deployments, thus allowing operators to provide improved quality of service. These products are designed to provide better price performance and higher capacity relative to other alternatives. Our voice quality offerings, available as standalone systems, embedded blades, and chips, are highly flexible and designed to integrate with all major telecommunications switch vendors.

        Reduce network infrastructure expenditures.    Our wireless backhaul optimizer allows mobile operators to save operating expenses by reducing voice and data traffic (backhaul) expenses, principally those relating to T1 and E1 lines, between cell sites and the operators' switching sites while enabling accelerated deployment of future services and infrastructure, including enhanced data global system mobile communications (GSM) environment (EDGE) and universal mobile telecommunications system (UMTS). Our wireless backhaul optimizer uses aggregation and bandwidth reduction techniques to provide up to 2:1 bandwidth savings by reducing the number of required leased line connections in the radio access network of GSM networks.

        Speed deployment cycles for network equipment and application providers.    Network equipment and application providers leverage our offerings to provide lower cost, higher quality telecommunications systems more quickly to meet the demands of their service provider and enterprise customers. Our offerings are designed for flexibility in various development and network environments, utilizing open interfaces and industry standards. We believe that with our offerings, our network equipment and application provider customers are able to reduce product lifecycle costs, increase competitive value and remain focused on their core competencies and technologies.

        Provide flexible, interoperable, scalable and low cost of ownership solutions.    Our products are designed to provide maximum flexibility in designing and upgrading applications, by utilizing open interfaces, industry standards and network flexibility for public switched telephone network (PSTN), signaling system 7 (SS7) and internet protocol (IP) networks. Our products are also highly scalable and can address needs ranging from a handful of users to millions of subscribers. Additionally, our systems and systems building blocks leverage mass-market components and custom silicon, with the objective of price/performance leadership. Our products have lower acquisition costs, are space-efficient and consume minimal power, resulting in low cost of ownership.

Products and Services

        We offer a comprehensive line of products and services that address a wide range of our customers' needs as they seek to develop and deploy enhanced voice, video and data services and applications, and improve the quality and efficiency of communications networks. Our products include system building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer. We offer these products through three business segments, Platform Solutions (PS), Voice Quality Systems (VQS) and Network Infrastructure (NI). In addition, we offer a range of technical and operational support and training services related to our products.

    Platform Solutions

        Our Platform Solutions business segment provides products that allow our customers to develop next-generation voice, data, and video applications and services. Our comprehensive offering of systems building blocks, called Open Access, is composed of hardware and software elements. The hardware elements consist principally of printed circuit boards that are used in computer systems or subsystems. The software elements consist primarily of media processing and switching functions, as well as APIs and a complete application development environment. Utilizing technology from our Open Access products, we have developed and market MyCaller, an end-to-end ringback solution for mobile operators, and Mobile Place, a complete, open framework comprising a suite of applications and a subscriber and content management system aimed at the mobile entertainment market. Also using technology from our Open Access products, we developed and market the Vision family of mobile video delivery systems.

        Our Open Access products provide hardware and software functions that enable application providers to rapidly develop and deploy new services, applications and infrastructure. Our standards-based, IP-enabled products are used to develop and deploy next-generation voice, video and data applications and services such as IP conferencing, mobile video and audio entertainment, and speech-activated services.

        Our Open Access products offer a broad range of network interfaces, including analog and digital PSTN, IP and asynchronous transport mode (ATM), and protocol compatibility, including channel associated (tone) signaling, integrated services digital network (ISDN) and SS7, providing interoperability with most legacy and next-generation networks and services around the world. We utilize low-latency digital signal processor (DSP) technology for voice, fax and video media processing that supports the diverse media requirements of new services such as unified messaging and mobile video conferencing. Our Open Access products are utilized by many of the world's leading application developers and, in some instances, telecommunications operators. These products are deployed in over 90 countries in enhanced communications services, network infrastructure and enterprise applications.

        Our Open Access products include the following:

  •
  Natural Access. A modular development environment and deployment capability for voice, fax, and call processing applications that provides simple and consistent standard APIs for integrating and presenting telecommunications capabilities to an application. Natural Accessincludes an open, standards-based, rapid development environment for IP telephony gateway solutions. Natural Access is provided to be used in conjunction with our systems building blocks hardware.

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

  •
  Video Access. A mobile video service platform with 3G-324M interfaces compatible with 3G terminals plus real-time and near real-time media adaptation capabilities for both live and messaging applications. Video Access is built on open standards and can be designed to meet an individual customer's needs.

    System-level products for mobile applications include:

  •
  Vision Family. A seamless video delivery environment that integrates all video applications for a service provider, provides a single brand image, and delivers all video applications through a single access point for a dramatically improved customer experience—and reduced deployment costs. This line of products includes the Vision GW video gateway, the Vision TR transcoder and the Vision Portal video delivery system, delivered on a Network Equipment Building System-compliant rack-mountable device built to carrier-grade standards.

  •
  MyCaller. Launched in 2003 in collaboration with our content provider and systems integration partners, and utilizing technology from our Open Access products, MyCaller allows mobile subscribers to select original recordings of popular or other commercial music, sounds and voices for callers to hear in place of the conventional ringback ("ring, ring") tone until the call is answered. MyCaller runs on an open, scalable, ready-to-deploy service delivery system that makes it possible for mobile operators worldwide to deploy multiple market-specific content-based services on the same system.

  •
  Mobile Place. A single framework that combines multiple applications with a powerful, complete subscriber and content management system (CCRM). Building on the MyCaller offering, the Mobile Place CCRM enables rapid, targeted rollout and management of new services and content to provide an easy, cohesive and satisfying user experience. Our CCRM works with operators' existing applications or applications from other vendors, and the CCRM can leverage service delivery platforms from a variety of suppliers, as well as our video delivery system, Vision Portal.

    Voice Quality Systems

        We provide carrier-grade voice quality and echo cancellation systems that allow both wireless and wireline telecommunications operators to bring superior voice quality to their networks. Our voice quality products, which were built on pioneering innovations that originated at Bell Labs, include our patented Studio Sound software, which creates an improved listening environment for all parties in a wireless telephone conversation and is statistically proven to increase customer ratings on overall voice quality. Our voice quality products are available as a stand-alone system with multiple network interfaces or as embedded technology on blades (high-availability carrier-grade circuit boards), modules and chips. These products incorporate electrical echo cancellation and acoustic echo control technology to reduce or eliminate the echo inherent in long distance, wireless and voice over IP (VoIP) networks. Utilizing our custom technology and patented voice quality software, we are able to provide a high density solution that dramatically improves the quality of voice conversations through noise reduction, automatic gain control, noise compression and dynamic speech restoration. Our voice quality systems incorporate monitoring and measurement tools that give telecommunications operators the ability to observe and analyze the performance of their network via direct interaction with our voice quality systems. Our voice quality products have been deployed in the networks of over 100 leading wireless and wireline telecommunications operators worldwide.

        Our Voice Quality Systems products include the following:

  •
  Studio Sound. A comprehensive suite of voice quality capabilities for wireless communications incorporated into our Mercury and Sonata systems and our VM1000 product. Our patented Studio Sound software creates an improved listening environment for all parties in a wireless telephone conversation and is statistically proven to increase customer ratings on overall voice quality. Studio Sound is a key element of our Mercury and Sonata and VM1000 products and is not offered as a stand-alone product.

  •
  Mercury and Mercury 14K. An echo cancellation system that removes electrical and acoustic echo, incorporates our Studio Sound features, and supports various protocol interfaces in a single package with transmixing capabilities. Mercury 14K, the latest version of the product, is highly scalable, accommodating up to 14,112 equivalent DS0/E0 channels per shelf.

  •
  Sonata100. A high-density echo cancellation system that dramatically improves the quality of long distance and wireless calls and accommodates up to 500 T1 or E1 lines in a single bay.

  •
  Sonata III. An echo cancellation system that dramatically improves the voice quality of long distance and wireless calls while accommodating up to 192 E1 lines in a single bay.

  •
  VM 1000. A compact mezzanine card (CMC) that packages 1024 channels of echo cancellation, Studio Sound capabilities and network analysis functionality on an industry standard CMC optimized for power and performance. The VM 1000 encompasses the broadest set of features and capabilities in the market.

  •
  e256 Processor Chip. A custom processor that provides high-density echo cancellation with automatic gain control. The processor is designed for suppliers of voice-based components or systems to implement on-board echo cancellation.

    Network Infrastructure

  AccessGate

        Launched in 2003, AccessGate is a wireless backhaul optimization system that utilizes patent-pending technology designed to improve the efficiency of wireless networks. Our technology allows our mobile operator customers to carry up to twice as much voice and data traffic over backhaul connections in GSM networks, thereby reducing their backhaul expenses without compromising voice or data quality and freeing up capacity for the delivery of new services.

        Key features of our AccessGate solution include:

  •
  Low-latency A.bis compression that reduces the amount of bandwidth required to transport GSM voice and data traffic with less than 10 milliseconds of latency.

  •
  Low-latency statistical multiplexing that aggregates 2G, 2.5G, 3G, GSM, time division multiple access (TDMA), code division multiple access (CDMA) and/or enhanced data GSM environment (EDGE) voice and data traffic onto the same T1 or E1 line connection, eliminating the need for multiple connections for the roll-out of advanced technologies.

  •
  Dynamic adaptation to changing networks simplifies management that reduces operating costs by efficiently utilizing existing bandwidth as traffic patterns change on hybrid 2G, 2.5G and 3G networks.

  •
  Simple software upgrades currently in development that will allow our customers to utilize AccessGate in both traditional TDM-based backhaul networks and next-generation IP and ATM-based backhaul networks.

    NMS Services

        We offer a complete range of technical and operational support and training services to support our customers throughout the product lifecycle including planning and design, evaluation, development, deployment and maintenance. Our service offerings span basic customer service and support to advanced architecture and system design based on the needs of our customers. Our services include the following:

  •
  Technical and Operational Support Services. For our system building block hardware and software products, we provide a complete range of developer support and maintenance service offerings. Our OEM and developer customers may choose the type and level of services they require, from options spanning basic telephone support to premium deployment service agreements. We also provide a complete portfolio of services for our system-level and application products, from initial system configuration and site survey to installation and acceptance testing. We provide engineering and installation as well as ongoing system support, program management, return material authorization for replacement of defective material and problem escalation services.

  •
  Training Services. We provide professionally developed technical training curriculum for our Open Access and Voice Quality products, based on self-contained modules that are created in a standard format with learning objectives, exercises and tests.

Growth Strategy

        Our objective is to be the leading provider of technologies, platforms systems and solutions for telecommunications operators and network equipment and application providers that enable our customers to develop and deploy communications services and applications quickly and cost-effectively and improve the quality and efficiency of communications networks. Our strategy for achieving this objective includes the following elements:

        Leverage our existing customer base to introduce new technologies and applications. As telecommunications operators increasingly focus on deploying new services and underlying network technologies, we intend to leverage our current customer relationships to introduce new technologies and applications. For example, in our Platform Solutions business, we have added products designed to support video applications, which we believe represent a large market opportunity. In addition, we believe that many of our current voice quality systems customers are seeking replacement products that embed echo cancellation functionality into mobile switching centers. We have significant expertise in developing embedded voice quality systems and plan to target deployments for these solutions as wireless operators make this transition. We also intend to target cross-selling opportunities with our existing customer base for our new products.

        Focus on wireless telecommunications and other high growth markets.    In addition to adding new technologies and applications to our existing products, we plan to aggressively market our new products designed for wireless operators, MyCaller, Mobile Place, the Vision family of video solutions, and AccessGate. In collaboration with system integration and content provider partners, we have been marketing and selling our MyCaller ringback solution to mobile operators and have evolved the underlying platform into Mobile Place, a robust customer content relationship management system. Mobile Place allows operators to deploy multiple applications from multiple sources and track and use subscriber preferences and transactions for targeted marketing and selling. In addition, our AccessGate wireless backhaul optimizer leverages the in-network expertise developed through our voice quality systems business to address a significant market opportunity as mobile operators seek to reduce the costs of backhaul transport in their networks, particularly as they upgrade to 3G infrastructure and need to launch new services.

        Extend our technology leadership.    We have assembled a team of approximately 160 engineers and technical personnel involved in research, design and development of innovative technologies and services. We have over 20 years of experience in the communications industry and have developed significant expertise in voice and media processing, including echo cancellation, background noise suppression, dynamic speech restoration, voice extensible markup language (VXML) technology, speech-based applications, global network interface and protocol technologies, digital signal processing (DSP) software, and specialized silicon for media processing. We intend to continue investing in our technological expertise in the future.

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

        Partner to provide complete solutions to network operators and service providers. We have successfully established go-to-market relationships with major system integrators and equipment manufacturers. We intend to continue to leverage the resources of these partners to extend our global marketing and support capabilities. We have also begun to establish relationships with content providers and application developers to further strengthen our ability to provide complete solutions, especially to mobile operators.

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

        Acquire new products and technologies to address selected market opportunities.    We have acquired certain technologies and products that we believe addressed near-term market opportunities that leveraged our underlying technologies or customer relationships. We continually evaluate acquisitions of companies and technologies that could extend our product offerings, technology expertise, industry knowledge or global customer base.

Customers

        We sell on a direct basis as well as through channel partners (which include value-added resellers, distributors, systems integrators and equipment providers) to telecommunications operators and network equipment and application providers. Our network equipment and application provider customers also sell our products to enterprises. We do not believe that any single end-user customer accounted for more than 10% of 2004 revenues, but one channel partner Lucent Technologies ("Lucent") represented 11.7% of our 2004 revenues. Revenues from customers based outside North America were 47% in 2004, 47% in 2003, and 37% in 2002. The tables below set forth a representative list of our customers and channel partners:

Telecommunications Operators	Network Equipment Providers
Hutchison Telecom KDDI NTT Communications NTT DoCoMo Nextel Partners SFR Cegetel Spacefon Telefonica Verizon Communications Vodafone	Alcatel Avaya Cisco Systems Comverse Ericsson Fujitsu General Dynamics Huawei	Lucent Technologies Motorola NEC Nortel Raytheon Siemens
Channel Partners	Application Providers
Avnet Beijing Linkhead Channel Access Comnet Supply Cyberpower Hagemeyer HCOM Integrys Lucent Technologies Logica CMG Nekotec	Cisco/Latitude CityOne Eckoh Technologies Edify European Computer Telecommunications Inter-Tel Microsoft SER Solutions SigValue

Sales and Marketing

        We sell our products on a direct basis as well through system integration and channel partners. Our direct sales and marketing efforts for our three business segments are focused on approximately 30 telecommunications operators and 20 network equipment and application providers. As of December 31, 2004, our sales and marketing organization consisted of 85 employees in 18 offices worldwide, including 44 in North America, 19 in Europe and 22 in Asia. Historically, our direct sales force has been focused on selling systems building blocks offered by our Platform Solutions business to network equipment and application providers. We have shifted the focus of some of our direct sales force to selling more complex system-level products to telecommunications operators and large network equipment providers. As a result, we have recruited additional channel partners to assume primary responsibility for the sales of our systems building blocks products. On a selective and limited basis, primarily in Asia, we also use channel partners to sell our Voice Quality products. In addition to performing a sales and marketing function, these channel partners provide pre- and post-sales support, systems integration, fulfillment and credit services. For 2004, 49% of worldwide total company revenues were generated by direct sales, with 51% coming through channel partners.

        Our marketing strategy consists of three primary methods to increase awareness and create demand for our offerings. Our public relations efforts are focused on communications industry-related and general business media relationships, which increase general awareness of our business and products, and on industry analysts who can act as independent references and provide opinions on our technologies. With our direct marketing effort, we target specific audiences with a variety of promotional materials consisting of mostly web-based communications. We also participate in selected industry trade shows.

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

Research and Product Development

        We believe that the extension and enhancement of existing products, the development of new products and the development of open technologies proprietary to us are critical to our future success. Therefore, we undertake direct research and development, engage in joint product development with selected partners and participate in the development of industry standards where appropriate. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP. During

2004, 2003 and 2002, we spent $23.9 million, $30.3 million, and $38.2 million, or 24%, 35%, and 37%, respectively, of our revenue, on research and development. Our decrease in spending over the past three years is primarily due to reductions in force. As of December 31, 2004, our current product development is conducted by 130 employees located at our headquarters in Framingham, Massachusetts, and at our offices in Red Bank, New Jersey, Schaumburg, Illinois, St.-Hubert, Quebec and Herzalia, Israel.

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

Competition

        Competition in the high growth markets that we target for our products is intense and diverse. There is always the potential for new competitors to enter the markets we serve in the future. A significant number of our target customers, both telecommunications operators and network equipment and application providers, currently use in-house development to provide products and solutions similar to our offerings. While we must compete against these companies' in-house efforts, we believe that a trend towards outsourcing this type of development will continue to broaden our market opportunity. We also believe that the key competitive differentiators in these markets include product quality and functionality, ease-of-use, integration capabilities, price performance, cost of ownership, speed of deployment and installation and technical support and service. Current third party competitors for our product areas include:

    Platform Solutions:

  Open Access—AudioCodes Ltd., Brooktrout, Inc., and Intel Corporation (through its Networking and Communications Division)

  Vision Family—Radisys, Dilithium

  MyCaller and MobilePlace—Comverse and Widerthan.com

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

Employees

        As of December 31, 2004, we had 316 full-time employees, consisting of 61 in sales, 24 in marketing and business development, 130 in research and development, 27 in services, 24 in operations and 50 in administration and finance. None of our employees are represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

Additional Information

        We maintain a website with the address www.nmscommunications.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our proxy statements, registration statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our SEC filings are also available over the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file by visiting the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.

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

We have experienced modest profitability in 2004 after experiencing operating losses in the recent past. We are not assured of continued profitability.

        We have experienced modest profitability in 2004. We experienced operating losses in each of the four preceding fiscal years. The past operating losses have adversely affected our working capital, total assets and stockholders' equity. Our operating plan has established a cost structure that, based on expected revenue, will continue to contribute to our profitability. If revenues do not increase in accordance with our current expectations, or if expenses are greater than we anticipate, we may experience losses again. Losses could force us to curtail our operations.

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

The telecommunications industry is experiencing a modest turnaround from the slowdown of the preceding three years, but its sustainability could impact our ability to achieve anticipated revenue levels.

        In 2004, the telecommunications industry experienced a modest turnaround. In the several years prior to 2004, the telecommunications industry experienced a severe slowdown characterized by economic uncertainty and substantial curtailment of infrastructure development and related capital spending. These broad-based industry conditions contributed to our operating losses and reduced our ability to forecast future operating results. Despite the modest turnaround, there is continued uncertainty as to the future spending patterns of telecommunications operators and the other enterprises that are the end-users of our products. If the adverse economic conditions in our industry were to continue or worsen, we may experience additional adverse effects on our revenues, net income and cash flow.

The markets we target may not develop in the manner or at the growth rate that we anticipate which could limit our future revenues.

        We currently operate in three areas of the communications market: (1) mobile and IP-based enhanced services; (2) voice quality systems for the global wireless markets; and (3) wireless backhaul optimization. Although we expect growth in these areas, each of these market areas is characterized by emerging product categories and rapid technological change, and we may fail to generate demand for our products at the levels we anticipate, which could limit our future revenues and harm our business.

We have launched significant initiatives involving new markets, products and sales and marketing strategies. We may not be successful with these initiatives, which could result in reduced revenues and/or increased expenses.

        Historically, our direct sales force has been focused on selling systems building blocks to network equipment and application providers. We have recently shifted the focus of some of our sales force to selling more complex system-level products to telecommunications operators and large network equipment providers. These are more complex sales with a longer sales cycle. In order to succeed in this initiative, we must be successful in selling to our customers' laboratories for evaluation and field trial, to their purchasing decision-makers, to their new services decision-makers, and to the appropriate network operations staff in order to achieve customer acceptance of our systems products. Repeated customer acceptance is required to achieve market acceptance of our systems offerings. There can be no assurance that we will be successful at implementing our initiatives, and if we fail, our revenues could be reduced and/or our expenses increased.

We are dependent on channel partners to sell a substantial portion of our revenues and on other third parties to perform other functions important to our business.

        In concert with our greater emphasis on systems offerings, we shifted the primary sales method of our systems building blocks to indirect sales through channel partners and network equipment providers. These channel partners are companies in the business of reselling communications products like those we produce to application developers, systems integrators and others. In the past, we have sold the vast majority of these products directly with our own sales force. As a result, we are increasingly reliant on the effectiveness of channel partners' and network equipment providers' sales, marketing, and distribution capabilities to generate and fulfill demand for our products. In 2004, 51% of our revenues were attributable to channel partners.

        We are also increasingly reliant on strategic alliances with hardware, software, technology, application, content and system integration partners to bring our offerings to market and to reach targeted customers.

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

        We have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. These delays have led to, and may in the future lead to, delayed sales, increased expenses and lower quarterly revenues than anticipated. Our failure to timely introduce a new product or product enhancement could harm our reputation with our customers or reduce demand for that product.

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

Our products typically have long sales cycles, causing us to expend significant resources before achieving agreements, "design wins" or "successful trials" and ultimately recognizing revenue.

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

Our supply agreement with Lucent ends May 29, 2005 and we may not be able to compensate for revenue from that source.

        As part of our acquisition of Lucent's voice quality business in December 2001, we entered into a three year supply agreement with Lucent in which Lucent agreed to purchase from us, on an exclusive basis for Lucent's resale purposes, any of our products that Lucent requires which incorporate the acquired voice quality products. We extended the agreement to and it will expire on May 29, 2005 but the exclusivity provisions are no longer in effect. Lucent incorporates our products into products it markets to others. We have opened discussions with Lucent regarding further extension of the supply agreement or a replacement agreement. We are relying on sales to Lucent to continue to generate a significant portion of our near-term revenue for such products and have incorporated this expectation in our operating plan. Revenues from Lucent for the year ended December 31, 2004 were approximately 11.7% of our total revenues. Accordingly, any delays, reductions or other disruptions in Lucent's purchasing volume, any significant disputes we might become involved in regarding our commercial relationship with Lucent or a termination of this supply agreement would have a significant and material adverse effect on our revenues.

We rely on third parties to assemble, and in certain cases, to ship, distribute and install our products, which could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products.

        We do not have in-house manufacturing capabilities and currently rely on third-party contract manufacturers to assemble our systems building blocks and systems. Our manufacturing requirements are primarily fulfilled by Plexus Corp. In addition, Plexus ships some of our products directly to our customers from its fabrication facility. Our supply agreement with Plexus expires in October 2005 but automatically extends for consecutive one-year periods unless either party gives notice 120 days prior to the expiration date of the then-current term. We also rely on other third parties to provide distribution and installation services. This reliance could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products. Any problems that occur and persist in connection with the manufacture, delivery, quality or cost of the assembly of our products could affect our ability to ship product and recognize revenue and harm our relationship with our customers.

We depend on sole source suppliers for certain components used in our products; any interruption in our supplies could affect our ability to deliver products to our customers and record associated revenue.

        We rely on vendors to supply components for our products, and we rely on sole source suppliers for certain custom integrated circuits and other devices that are components of one or more of our products. In particular, Texas Instruments is our sole source for the DSPs used in many of our products and customarily requires order lead times of 12 to 14 weeks or more to ensure delivery in desired quantities. In addition, Agere Systems, Inc. is our sole source supplier for integrated circuit components used in many of our products and customarily requires order lead times of 13 weeks or more. Neither Texas Instruments nor Agere is under a contractual obligation to supply us with our needs for these devices. An interruption in supply from or a termination of the relationship with either Texas Instruments or Agere would disrupt production, thereby adversely affecting our ability to deliver products to our customers and record associated revenues. Converting to an alternative source for key components could require a large investment in capital and manpower resources and might cause significant delays in introducing replacement products. Although we believe we could identify alternative sources for all of our components, that process could take several months, and any interruption in our supplies could affect our ability to deliver products to our customers and record associated revenue. Additionally, our agreement with Plexus specifies that if Plexus's inventory related to manufacture of our products is not turned eight times per year, we are required to purchase enough inventory to bring Plexus up to eight turns. This is assessed on a quarterly basis.

We do not obtain binding purchase commitments from our customers and rely on projections prepared by our customers and channel partners in assessing future demand for our products.

        Our volume purchase agreements, pursuant to which we sell products, do not require our customers or channel partners to purchase any minimum number of products. Therefore, there can be no assurance that these agreements will result in purchase orders for our products. After we begin receiving initial orders for a product from a customer, we rely heavily on the customer's projections as to future needs for our product, without having any binding commitment from the customer as to future orders. Because our expenses are based on forecasting of future orders, a substantial reduction or delay in orders for our products from our customers could negatively impact our operating results.

We may acquire other businesses or technologies; if we do, we may be unable to integrate them with our business.

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

Defects in our products or problems arising from the use of our products together with other vendors' products may result in lost revenues or customer relationships and could be detrimental to our reputation.

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

        Sales to customers outside North America accounted for approximately 47% of our revenues in 2004, and we believe a material portion of our domestic sales results in the use of our products outside North America. Because of our dependence upon international sales, we are subject to a number of risks, including volatility in currency exchange rates, political and economic instability in other countries, the imposition of trade and tariff regulations by foreign governments and the difficulties in managing operations across disparate geographic areas. These or other factors may limit our ability to sell our products in other countries, which could result in lost revenues and negatively impact our financial condition.

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

        We lease facilities in Red Bank, New Jersey, St. Hubert, Quebec, and Schaumburg, Illinois, in which we conduct design and engineering operations. We also lease a facility in Reading, United Kingdom that serves as our European sales and service headquarters. In addition, we have short-term leases for 11 sales offices throughout North America, Europe and Asia.

        We believe our facilities are adequate for our current needs and that we will be able to secure suitable space as needed in the future.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are a party to various legal proceedings incidental to our business. However, we have no material legal proceedings currently pending.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None during the fourth quarter of 2004.

Executive Officers of the Registrant

        The following table lists our executive officers as of December 31, 2004:

Name	Age	Position
Robert P. Schechter	56	Chairman of the Board, President and Chief Executive Officer
William B. Gerraughty, Jr	40	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Colin Doherty	43	Senior Vice President, Worldwide Sales and Marketing
Gerrold Walker	54	Vice President and General Manager, Platform Solutions
R. Brough Turner	58	Senior Vice President of Technology
Alex N. Braverman	45	Vice President, Chief Accounting Officer and Corporate Controller

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

        Colin Doherty joined our Company as Senior Vice President of Worldwide Sales in February 2003. During 2002, Mr. Doherty served as President and Chief Marketing Officer of Carrier Networks for Nortel Europe. Beginning in 1996, Mr. Doherty held various other executive positions with Nortel in both Latin America and the U.S.

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

        Alex N. Braverman has served as our Vice President, Chief Accounting Officer and Corporate Controller since February 1999. From 1994 to 1998, Mr. Braverman held senior financial executive positions at Concentra Corporation, a developer of sales and engineering software automation products, most recently as Vice President, Chief Financial Officer and Treasurer. From 1988 to 1994,

Mr. Braverman was Controller of Artel Communications Corporation, a manufacturer of networking products.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is quoted on the NASDAQ National Market under the symbol "NMSS." The table below shows the high and low sale prices per share of our common stock, as reported on the NASDAQ National Market, for the periods indicated.

Year Ended December 31, 2003	High	Low
First Quarter	$2.10	$1.35
Second Quarter	2.12	0.70
Third Quarter	2.75	1.52
Fourth Quarter	6.66	2.15
Year Ended December 31, 2004
First Quarter	$8.52	$5.75
Second Quarter	9.35	5.10
Third Quarter	7.43	4.02
Fourth Quarter	6.96	3.71

        As of March 1, 2005, we had approximately 201 stockholders of record of our common stock.

Dividend Policy

        We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Issuance of Unregistered Securities

        We acquired Inno Media Logic Company (IML) of St.-Hubert, Quebec in July 2000 for a combination of cash and stock. We and our wholly owned Canadian subsidiaries issued to the stockholders of IML 982,296 shares of our common stock and shares exchangeable into an additional 1,653,004 shares of our common stock. As of December 31, 2004, an aggregate of 1,377,500 additional shares of our common stock had been issued in exchange for exchangeable shares. The shares of our common stock and the exchangeable shares were issued, as to acquirers in the United States, in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 (the Act) and, as to acquirers outside the United States, pursuant to Regulation S under the Act. We registered on Form S-3 under the Act, effective August 25, 2000, for public sale in the United States, all the shares of our common stock which were or are to be issued to the former shareholders of IML.

Issuer Purchases of Equity Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        Components of selected financial information consist of the following:

	Year Ended December 31,
	2000	2001	2002	2003	2004
	($ In thousands, except per share data)
Revenues	$134,612	$80,984	$102,693	$87,147	$101,512
Gross profit	78,798	39,630	44,907	38,796	63,460
Operating income (loss)	(35,318)	(150,527)	(120,106)	(54,332)	5,800
Income (loss) before income taxes	(26,871)	(141,271)	(99,975)	(55,891)	4,168
Income tax expense (benefit)	780	1,387	(1,436)	115	66
Net income (loss)	(27,651)	(142,658)	(98,539)	(56,006)	4,102
Net earnings (loss) per share:
Basic and diluted	$(0.83)	$(3.90)	$(2.73)	$(1.54)	$0.09
Weighted average common shares used in computing net earnings (loss) per share:
Basic	33,147	36,551	36,069	36,430	44,709
Diluted	33,147	36,551	36,069	36,430	46,894
	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Total assets	$498,778	$319,105	$155,083	$86,328	$108,427
Long-term debt	175,000	128,432	69,067	57,742	—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        The Company operates in the telecommunications industry which is a large, rapidly evolving market. Our products, include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer. We sell our products through channel partners, distributors, and system integrators and directly to end users. We have established business in North America, Europe and Asia. Our product is manufactured by a third party manufacturer, Plexus. We frequently monitor our inventory productivity to ensure optimum efficiency at Plexus. We have a supporting team of engineers developing and researching new products and technologies. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP. We also employ marketing and administrative personnel to support our business. Management monitors our revenues and costs of the business to ensure alignment with the current business and financial objectives. Management continually monitors the activities of our competitors and analyzes the future of our industry to appropriately align our business focus. Management also reviews the risks presented by the volatile telecommunications industry to ensure our actions are within the scope of our objectives.

        During 2004, the Company has been focused on several key initiatives: achieving revenue growth, launching two new products, MyCaller and AccessGate, and returning to profitability. We have had sequential and year-over-year revenue growth in the four quarters of 2004, primarily driven from our Platform Solutions (PS) business unit. Our growth in our PS business unit has been from both direct and indirect sales, domestically and internationally and with both enterprise and carrier customers. In the second half of 2004, we obtained our first orders for our MyCaller and AccessGate products. We recognized our first revenues related to these recently introduced products in the fourth quarter of 2004. We have received additional orders during 2004 and expect to recognize revenue related to these orders in 2005. The cost reduction efforts taken in 2003 coupled with efficiencies achieved with our third party manufacturer also helped us improve our gross margin. The cost reduction efforts also enabled the Company to return to profitability in the first quarter of 2004, and our headcount and cost structure have remained stable throughout the year resulting in profitability in all four quarters of 2004.

        During 2004 we generated positive cash flow from operations, primarily due to our increased sales efforts and the effects of our reduction in force actions taken in 2003. We were also able to raise $49.5 million in an underwritten public offering. We have used and may continue to use such proceeds for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and repayment of our convertible subordinated notes due in 2005. In April 2004, the Company invested the net proceeds of this offering in interest-bearing, investment-grade securities. We repaid $37.8 million of our convertible notes in 2004. Our remaining balance is due in October 2005. As of December 31, 2004, the Company has $80.6 million in cash and short-term marketable securities and short-term debt of $19.9 million. We believe the Company has the available cash to execute its strategy.

        Management's focus in 2005 is to continue to grow its existing business, particularly in the area of wireless operators and to increase volume of orders received and revenues related to its new product initiatives. We are planning to launch our first video product offering in late 2005. Management will continue to monitor the business consistent with 2004 to achieve profitable revenue growth.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for sales returns, allowance for doubtful accounts, allowance for excess and obsolete inventories, long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        Revenue Recognition.    We derive our revenue primarily from two sources: (1) sales of products, including hardware and software licenses, and (2) services, including maintenance, support and professional services. Maintenance and support services consist of on-site support, telephone support, and training. Professional services consist of consulting arrangements which may consist of hardware and/or software customization projects provided to customers through such contracts. We sell our products and services through direct sales and through channel partners, which includes resellers and distributors. Our management must make and use judgments and estimates in connection with the revenue recognized in any reporting period. Our products are generally shipped together as a bundled hardware and software solution. We have determined that the software sold in the bundled product is essential to the functionality of the hardware and as such, we recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2,

Software Revenue Recognition, and related interpretations. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We reduce revenue by provisions for estimated sales returns. We offer quarterly return rights to a limited number of channel partners that allow the channel partner to rotate a percentage of its inventory based on its prior quarter purchases. We provide for these return rights each quarter in an amount equal to estimated returns. On a quarterly basis, we review our estimates and compare our actual returns to our estimations. Our actual results have been in line with our expectations. We do not offer rights of return on sales made through our direct sales force. An increase in our allowance for sales returns would reduce our revenue in the period for which the increase is recorded.

        We evaluate our revenue recognition policies based on the specific facts and circumstances related to each of our channel partners. When selling to resellers and distributors, we generally do not recognize revenue upon shipment, since many of our distributors are thinly capitalized and their ability to pay is, in substance, contingent upon their resale of our product. In these cases, we defer revenue until collectibility is reasonably assured. When revenue is deferred, if reliable reporting from the reseller or distributor exists, we will recognize that revenue when the reseller or distributor sells the product to an end-user ("sell through"). Where reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances, receipt of a letter of credit. We further monitor the payment history of our resellers and distributors and overall days sales outstanding. We believe this revenue recognition policy minimizes the risk that product is shipped in excess of end-user demand and allows us to reasonably and reliably estimate product returns.

        For all sales, we use a binding contract, purchase order or another form of documented agreement as evidence of an arrangement with the customer. Sales to our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis. We consider delivery to occur when we ship the product, so long as title and risk of loss have passed to the customer. At the time of a transaction, we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If we determine the fee is not fixed or determinable, we recognize revenue when the fee is fixed.

        We assess if collection is probable based on a number of factors, including past transaction history and the creditworthiness of the customer. If we determine that collection is not probable, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash.

        For arrangements with customers that include acceptance provisions, we recognize revenue upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

        When an arrangement involves multiple elements, such as products, maintenance and/or professional services, we allocate the entire sale price to each respective element based on vendor specific objective evidence ("VSOE"). When arrangements contain multiple elements VSOE of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. We base our determination of VSOE of fair value of each of the undelivered elements in multi-element arrangements on either the price we charge when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

        Service revenue represented 7.5%, 8.6% and 8.8% of revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Service revenue is primarily comprised of engineering services and maintenance and support services. Engineering Professional services consist of hardware and/or software customization projects provided to customers through contracts. We recognize revenue allocated to professional service elements as the services are performed for time and materials contracts. When the customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method, which requires revenue to be recognized as services are performed. We recognize revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements. Maintenance and support services, which are sold separately from products, consist of on-site support, telephone support and training.We defer maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months. When maintenance and support services are not sold separately we determine VSOE on maintenance and support services based on substantive renewal price as a percentage of the sale price of arrangements.

        When there are shipping and handling fees, we invoice customers for such fees. We recognize the invoiced amounts as revenue. The related costs are recognized in cost of revenue.

        Allowance for Sales Returns.    We evaluate and track returns on a continual basis. We record allowances for estimated sales returns and allowances on product revenue in the same period as the related revenue is recorded. In evaluating the returns, we consider the type of product return, the time of return compared to the original date of sale and the value of product return. Over the past two years the return rate has been approximately 1% of product revenue. The results of monitoring the return rate and its effect on inventory levels have not identified significant increases or excess inventory levels in the distribution channels as a result of returns. Our policies and practices allow the Company to make a reasonable estimate of its returns and allow for timely identification of necessary changes in estimates. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue for any reporting period may materially differ if actual sales returns and allowances differ from our estimates.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts based upon our historical experience and any specifically identified customer collection issues. We monitor and analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, and current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations.

        Allowance for Excess and Obsolete Inventories.    We value our inventories at the lower of cost (first-in, first-out method) or market. We regularly review our inventories and record reserves for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 months. Actual excess and obsolete inventory could differ from the allowance for excess and obsolete inventories.

        Long-lived Assets and Goodwill.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impariment or Disposal of Long-lived Assets, known as SFAS No. 144, we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which sugggest the carrying value of long-lived asets may not be recoverable. At December 31, 2004, we did not beleive any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

        Income Taxes.    The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. A change in our estimate of income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

        Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $160.0 million as of December 31, 2004 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

        Restructuring and Other Related Charges.    During 2002 and 2003, we initiated consolidation of certain operations in order to enhance operational efficiency and reduce expenses, and recorded significant restructuring charges in connection with these actions. We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. These restructuring charges and our continued analysis of our facilities require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and future estimated cash flows. We review exit costs in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS No. 146 require us to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements. We base estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis. Subsequent to recording a reserve, changes in market or other conditions may result in changes to assumptions upon which the original reserve was recorded that could result in an adjustment to the reserve and, depending on the circumstances, such adjustment could be material. We continue to monitor and assess our facility obligations, real estate markets and our operating expenses.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of revenues.

	Year Ended December 31,
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	56.3	55.5	37.5

Gross profit	43.7	44.5	62.5
Operating expenses:
Selling, general and administrative	53.9	43.1	33.3
Research and development	37.2	34.8	23.5
Impairment charges	64.7	21.0	—
Restructuring and other related charges	4.9	8.0	—

Total operating expenses	160.7	106.9	56.8

Operating income (loss)	(117.0)	(62.4)	5.7
Other income (expense), net	19.6	(1.7)	(1.6)

Income (loss) before income taxes	(97.4)	(64.1)	4.1

Income tax expense (benefit)	(1.4)	0.1	0.1

Net income (loss)	(96.0)%	(64.2)%	4.0%

        Revenues.    Revenues consist primarily of product sales and, to a lesser extent, sales of services provided to our customers by our PS, VQS and NI business units. The PS business unit revenues consist of sales of our systems building block products and services as well as MyCaller products and video products. The VQS business unit revenues consist of sales of our voice quality enhancement and echo cancellation products, systems and services. The NI business unit revenues consist of our wireless access gateway product and services.

        Cost of revenues.    Cost of revenues consists primarily of product cost; cost of services provided to our customers and overhead associated with testing and fulfillment operations. The Company's manufacturing process is outsourced to a contract manufacturer. In 2002 and 2003, the Company also had amortization of acquired completed technology and impairment charges in "Cost of revenues". No similar charges were recorded in 2004.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. In 2002 and 2003, the amortization of intangible assets and non-cash compensation were included in selling, general and administrative costs. There were no such charges in 2004.

        Research and development expenses.    Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

        Impairment charges.    Impairment charges consist of the reduction to fair value of the goodwill, tangible and intangible assets related to previous acquisitions.

        Restructuring and other related charges.    Restructuring charges consist of involuntary severance related costs, facility closures or downsizing and disposal of excess or unused assets.

        Other income (expense), net.    Other income (expense), net consists primarily of interest expense, interest income, gains or losses realized on the repurchase of convertible debt and foreign currency translation gains and losses.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

	Year Ended December 31,
	2003		2004
	Amount	% of total	Amount	% of total	Change
	(In millions)		(In millions)
PS	$66.5	76.4%	$84.8	83.5%	27.4%
VQS	20.5	23.5	16.4	16.2	(20.0)
NI	0.1	0.1	0.3	0.3	236.6

Total revenues	$87.1	100.0%	$101.5	100.0%	16.5%

        Our revenue growth is attributable to an increase in revenues from the PS business unit, recognition of initial revenues from the NI business unit offset by a decrease in revenues in the VQS business unit. The PS business unit revenue growth, reflected through volume increases in both channel partner and direct sales, resulted from improvement in capital spending by enterprise and telecommunications companies in our markets. The improved capital spending trend in the telecommunications equipment market has been driven by wireless operators, and that has been an area of particular focus for our sales efforts. We also recognized initial revenues of approximately $0.3 million from MyCaller in the fourth quarter of 2004. We expect PS revenue to perform consistently with 2004 and to record revenues related to the initial orders from the MyCaller product offering throughout 2005.

        The decrease in VQS business unit revenues is primarily due to a continued decline in the market. Our VQS business has had a decline in each of the years ended December 31, 2003 and 2004. VQS business unit revenues from royalty fees were $2.4 million for the year ended December 31, 2004, a $0.7 million decrease from $3.1 million for the year ended December 31, 2003. We anticipate no royalty fees in 2005.

        Revenues from Lucent, our primary VQS reseller to network operators and an emerging PS customer, represented 11.7% and 15.6% of total revenues for the year ended December 31, 2004 and 2003, respectively. At December 31, 2004, two customers, Avaya and a channel partner in the United States, represented 22.4% and 12.2%, respectively, of the Company's outstanding net accounts receivable balance. At December 31, 2003, no customer accounted for 10% or more of the Company's accounts receivable balance.

        The NI business unit has had modest revenues to date. We recognized initial revenues of approximately $0.3 million from AccessGate sales in the fourth quarter of 2004. Currently Accessgate is launched in field trials and we expect to record revenues related to the initial orders from these trials throughout 2005.

	Year Ended December 31,
	2003		2004
	Amount	% of total	Amount	% of total	Change
	(In millions)		(In millions)
North America	$46.6	53.5%	$53.4	52.6%	14.6%
International	40.5	46.5	48.1	47.4	18.6%

Total revenues	$87.1	100.0%	$101.5	100.0%	16.5%

        We have experienced growth in both our North American and International markets with Europe having the highest sales growth in 2004. Our revenue growth, reflected through volume increases in both channel partner and direct sales, resulted from improvement in capital spending by enterprise and telecommunications companies in our markets. We recognized our first revenues from MyCaller and AccessGate in our European market in the fourth quarter of 2004. In the fourth quarter of 2003, we made some changes in our European sales management staff and we have experienced the benefit of these changes in 2004. We expect revenues from our PS business in Europe and North America to modestly increase in 2005. We further expect that our European market will begin to see more revenue associated with the MyCaller and AccessGate products in 2005.

Cost of Revenues

	Year Ended December 31,
	2003		2004
	Amount	% of revenues	Amount	% of revenues	Change
	(In millions)		(In millions)
Product	$25.8	29.6%	$26.0	25.6%	1.0%
Service	7.3	8.4	7.1	7.0	(3.5)%
Overhead	6.9	7.9	4.9	4.9	(28.3)%
Other	8.3	9.6	—	—	(100.0)%

Total cost of revenues	$48.3	55.5%	$38.0	37.5%	(21.3)%

        Our cost of revenues decreased approximately 21% since 2003 primarily due to reductions in force that occurred during 2003 and a one-time impairment charge related to the amortization and impairment of completed technology related to past acquisitions of $8.3 million. Product costs increased slightly as a result of increased volume in our PS business offset by efficiencies achieved with our contract manufacturer. Service costs and overhead costs decreased due to reductions in force. We expect that our costs will increase in 2005 as a result of costs associated with the sales of our new products, MyCaller and Accessgate. We expect service costs and overhead costs to increase slightly as a result of increases in payroll related costs due to salary increases.

Gross Profit

	Year Ended December 31,
	2003	2004	Change
	(In millions)
Revenues	$87.1	$101.5	16.5%
Cost of revenues	48.3	38.0	(21.3)%

Gross profit	$38.8	$63.5	63.6%

As a percentage of revenues	44.5%	62.5%

        The improvements in gross margin, from 2003 to 2004, were primarily driven by increased volume in our PS business, product mix, cost reduction actions and efficiencies achieved with our contract manufacturer. We expect gross margins to be consistent in our established businesses. A slight decrease in gross margin may occur in 2005 as a result of costs incurred with the sales of our new products and increases in payroll related costs due to salary increases.

Selling, General and Administrative

	Year Ended December 31,
	2003	2004
	(In millions)
Selling, general and administrative	$37.6	$33.8
As a percentage of revenues	43.1%	33.3%

        Selling, general and administrative expenses decreased 10.1% during the year ended December 31, 2004 compared to the same period of 2003. The primary reason for the decrease in selling, general and administrative expense is the realization of cost savings from the reductions-in-force during 2003. Additionally, included in selling, general and administrative expense for the year ended December 31, 2003 are $1.1 million of amortization of intangible assets and $1.0 million of non-cash compensation expense, both related to prior acquisitions. These expenses did not reoccur in the year ended December 31, 2004. The decrease is offset by expenses incurred during 2004 associated with approximately $2.2 million of commissions of escalated sales and approximately $0.7 million of professional fees related to our compliance with Sarbanes Oxley. In 2005, we expect to see a modest increase in selling, general and administrative expense associated with payroll related costs and marketing efforts related to our new products.

Research and Development

	Year Ended December 31,
	2003	2004
	(In millions)
Research and development	$30.3	$23.9
As a percentage of revenues	34.8%	23.5%

        Research and development expense decreased 21.2% during the year ended December 31, 2004 compared to the same period of 2003. The decrease is attributable to cost savings from reductions-in-force in 2003. The Company is currently investing research and development expenditures in both MyCaller and AccessGate with the expectation that those products will contribute more meaningfully to revenues in 2005. Research and development spending and headcount have been stable throughout 2004. In 2004, we incurred approximately $6.0 million of research and development expense each quarter. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP. In 2005, we expect a modest increase in research and development expense associated with increases in payroll related costs.

Impairment Charges

	Year Ended December 31,
	2003	2004
	(In millions)
In cost of revenues:
Acquired completed technology from past acquisitions	$7.4	$—

In operating expenses:
Goodwill and intangible assets related to past acquisitions	10.3	—
Fixed assets associated with the VQS and PS business units	4.0	—
Goodwill and intangible assets related to VQS	4.0	—

	18.3	—

Total impairment charges	$25.7	$—

        During the year ended December 31, 2003, the Company recorded impairment charges totaling approximately $25.7 million related to the goodwill, indefinite-lived intangible assets and amortizable intangible assets associated with past acquisitions. Due to lower actual and forecasted revenues, as compared to the previous budget for the business units that included these intangible assets, the estimated value of goodwill, indefinite-lived intangible assets and amortizable intangible assets acquired in past acquisitions had decreased. Based on the results of the impairment analyses performed on the goodwill, indefinite-lived intangible assets and amortizable intangible assets, these assets were written down to their estimated fair value.

Restructuring and Other Related Charges

	Year Ended December 31,
	2003	2004
	(In millions)
Involuntary severance related costs	$4.8	$—
Lease termination costs	0.4	—
Write-down of fixed assets	1.6	—
Other	0.1	—

Total restructuring and other related charges	$6.9	$—

        The Company's restructuring efforts during the year ended 2003 resulted in the recording of total restructuring and other related charges of $6.9 million. These charges consist of $4.8 million of involuntary severance related costs, $0.4 million of lease termination costs, $1.6 million write down of fixed assets, and a $0.1 million charge for a write down of an IML facility to fair market value (as the asset was being held for sale and was sold in the quarter ended June 30, 2004).

        In the year ended December 31, 2003, involuntary severance related costs of $4.8 million resulted from the elimination of approximately 140 positions at the Company's facilities in the United States, Canada, Europe and Asia based on terminations that were announced in January, April, July and

October of 2003 and involved all areas of the Company. The following table sets forth activity relating to restructuring and other related charges during the twelve months of 2004:

	Employee Related	Facility Related	Other	Total
	(In thousands)
Restructuring accrual balance at December 31, 2003	$1,515	$1,692	$121	$3,328
Cash payments	(1,413)	(496)	(110)	(2,019)

Restructuring accrual balance at December 31, 2004	$102	$1,196	11	$1,309

        The remaining accrual balances for employee related and facility related charges are expected to be settled in cash over the next one and four years, respectively.

Other Income (Expense), Net

	Year Ended December 31,
	2003	2004
	(In millions)
Interest income	$0.7	$1.2
Interest expense	(3.7)	(2.2)
Gain (loss) on extinguishment of debt	2.1	(0.3)
Other	(0.7)	(0.3)

Total other income (expense), net	$(1.6)	$(1.6)

        The decrease in interest expense in 2004 compared to 2003 is attributed to the repurchase and retirement of outstanding convertible debt throughout 2003 and 2004. The increase in interest income earned for the year ended December 31, 2004 compared to 2003 is primarily due to an increase in our cash, cash equivalents and marketable securities. The Company completed an underwritten public stock offering that raised $49.5 million in March of 2004. In 2003, we recognized a gain of $2.1 million associated with our repurchase of $11.3 million of our convertible notes at a market value less than the par value. However, in 2004, due to the close proximity of the market and par value of our notes, we recognized a loss of $0.6 million upon the repurchase of $37.8 million of our notes.

Income Tax Expense

	Year Ended December 31,
	2003	2004
	(In millions)
Income tax expense	$0.1	$0.1

        Income tax expense for the year ended December 31, 2004 and 2003 was $66,000 and $115,000, respectively. Income tax expense is primarily due to state and foreign taxes.

        For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $147.2 million at December 31, 2004, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also had a foreign net operating loss carryforward of approximately $55.5 million. We had $6.1 million of tax credits that were composed of federal research and development credits, foreign tax credits and state and local credits. These credits began to expire in 2004. During 2004 we did not utilize any of our net operating loss carryforwards.

        Based upon available evidence, management believes that the realization of certain deferred tax assets is more unlikely than not and, accordingly has established a full valuation allowance against those assets. During fiscal 2004, the deferred tax asset valuation allowance increased by $11.6 million, primarily as the result of additional net operating loss carryforwards and the amortization of intangible assets. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $6.5 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which, when realized, will be allocated directly to additional paid-in capital. We did not release any of our valuation allowances in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

	Year Ended December 31,
	2002		2003
	Amount	% of total	Amount	% of total	Change
	($ In millions)		($ In millions)
PS	$73.8	71.9%	$66.5	76.4%	(9.8)%
VQS	28.9	28.1	20.5	23.5	(29.1)
NI	—	—	0.1	0.1	—

Total revenues	$102.7	100.0%	$87.1	100.0%	(15.1)

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

	Year Ended December 31,
	2002		2003
	2002 Amount	% of total	2003 Amount	% of total	Change
	($ In millions)		($ In millions)
North America	$64.6	62.9%	$46.6	53.5%	(27.9)%
International	38.1	37.1	40.5	46.5	6.6

Total revenues	$102.7	100.0%	$87.1	100.0%	(15.1)

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
	(In millions)
Revenues	$102.7	$87.1
Cost of revenues	57.8	48.3

Gross profit	$44.9	$38.8

As a percentage of revenues	43.7%	44.5%

        Gross profit for 2003 of $38.8 million decreased 13.6% from $44.9 million for 2002. Gross profit represented 44.5% and 43.7% of revenues for 2003 and 2002, respectively. Our cost of revenues for 2003 consisted primarily of product cost of $25.8 million, cost of services provided to our customers of $7.3 million and overhead associated with testing and fulfillment operations of $6.9 million. Additionally, included in cost of revenues for 2003 were $0.9 million of completed technology amortization and $7.4 million in impairment charges to reduce the carrying value of completed technology related to past acquisitions.

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
	(In millions)
Selling, general and administrative	$55.4	$37.6
As a percentage of revenues	53.9%	43.1%

        Selling, general and administrative expenses of $37.6 million for 2003 decreased 32.1% from $55.4 million for 2002. Selling, general and administrative expenses represented 43.1% and 53.9% of total revenues for 2003 and 2002, respectively. The primary reason for the decrease in selling, general and administrative expenses was the realization of significant cost reductions resulting from the reductions in force that occurred during 2002 and 2003. Additionally, amortization of intangible assets and non-cash compensation expense related to prior acquisitions decreased $6.0 million due to impairment charges taken during 2002 and 2003.

        Included in selling, general and administrative expenses for 2003 were $1.1 million of amortization of intangible assets related to the VQS acquisition and $1.0 million of non-cash compensation expense related to past acquisitions.

        Included in selling, general and administrative expenses for 2002 were $4.7 million of amortization of intangible assets related to the VQS and IML acquisitions and $3.4 million of compensation expense related to pastI acquisitions.

Research and Development

	Year Ended December 31,
	2002	2003
	(In millions)
Research and development	$38.2	$30.3
As a percentage of revenues	37.2%	34.8%

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

        During the year ended December 31, 2003, we recorded impairment charges totaling approximately $25.7 million, based on the declining historical and forecasted operating results as they related to earlier estimates. The value of goodwill and intangible assets related to MMI, Mobilee and the VQS business unit had decreased. Based on the results of the impairment analyses performed on the goodwill and intangible assets, these assets were written down to their estimated fair value.

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

        In addition to this charge, a $3.1 million charge is included in the 2002 consolidated statement of operations classification, "Cost of revenues," as it relates to the write-down of VQS-acquired completed technology.

Restructuring and Other Related Charges

	Year Ended December 31,
	2002	2003
	(In millions)
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

        During 2003, we decided to place certain office buildings in St. Hubert, Canada for sale, as those buildings were no longer used by us. We classified the buildings as held-for-sale and wrote down the value of these buildings to estimated fair market value, less cost to sell, and recorded a $1.0 million restructuring loss that is included as a component of "Restructuring and other related charges" in the statement of operations.

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

        Involuntary severance related costs of $2.8 million included $2.5 million that resulted from the elimination of approximately 105 positions at our facilities in the United States, Canada, and Europe based on terminations that were announced in July, October and December of 2002. These terminations consisted primarily of engineering and sales positions, but also included manufacturing and administrative positions. At December 31, 2002, the remaining accrued balance for this charge was approximately $0.7 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities." The balance of involuntary severance charges of $0.3 million resulted from an increase in the projected estimate of our termination costs in Europe that were originally recorded during the fourth quarter of 2001 as part of our strategic repositioning. At December 31, 2002, the remaining accrued balance for this charge was approximately $0.1 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities."

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

Other Income (Expense), Net

	Year Ended December 31,
	2002	2003
	(In millions)
Interest income	$2.2	$0.7
Interest expense	(5.8)	(3.7)
Gain on extinguishment of debt	20.8	2.1
Other	2.9	(0.7)

Total other income (expense), net	$20.1	$(1.6)

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
	(In millions)
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

Liquidity and Capital Resources

	December 31,
	2003	2004
	(In millions)
Cash, cash equivalents and marketable securities	$59.9	$80.6
Working capital	58.6	60.9

        As of December 31, 2004, our principal sources of liquidity included cash and cash equivalents of $80.6 million. As of December 31, 2004, our working capital was approximately $60.9 million. During the year ended 2004, we completed the sale of 9.2 million shares of common stock in an underwritten public offering resulting in net proceeds of $49.5 million. The Company retired $37.8 million of long-term debt and intends to use the remaining net proceeds from the sale of the stock for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and repayment of our remaining convertible subordinated notes due in October 2005. The majority of proceeds were invested in short-term and long-term marketable securities. As of December 31, 2004 our total investments were $57.1 million of which $10.3 million represents cash equivalents and $46.8 million represents short-term securities. Cash provided by the issuance of common stock related to employee stock option exercises and employee stock purchases for the year ended December 31, 2004 was $4.2 million. We had no significant capital spending or purchase commitments other than facilities leases and open purchase orders in the ordinary course of business.

        At December 31, 2004, we believe that our available cash and cash equivalents will be sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months. Based on our operating plan, we expect to maintain, or build, our cash balance and to have significant cash balances in the long-term. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of product. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

        Effective October 11, 2000, the Company issued $175.0 million of convertible subordinated notes (the "Notes"). The Notes are convertible into shares of our common stock at any time after 90 days following the last day of the original issuance of the Notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The Notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The Notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. Since the issuance of the notes, the Company has repurchased $155.1 million of the notes. At December 31, 2004, the Company had $19.9 million of remaining Notes outstanding.

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

        Cash Flow:

	Year Ended December 31,
	2002	2003	2004
	(In millions)
Net income (loss)	$(98.5)	$(56.0)	$4.1
Depreciation and amortization of long-lived assets	17.5	9.5	3.9
Foreign exchanges translation loss (gain) on intercompany debt	(3.8)	(1.5)	(0.2)
Loss on impairment of long-lived assets	72.5	27.7	0.1
Loss (gain) on extinguishment of debt	(20.7)	(2.1)	0.3
Other non-cash charges included in net income (loss)	5.7	1.2	0.5
Increase (decrease) in operating assets and liabilities	3.2	4.7	(1.0)

Net cash provided by (used in) operating activities	$(24.1)	$(16.5)	$7.7
Net cash provided by (used in) investing activities	$37.3	$26.8	$(49.6)
Net cash provided by (used in) financing activities	$(39.9)	$(8.2)	$15.4

        The Company's return to profitability has resulted in positive cash flow from operations for the year ended December 31, 2004. Cash provided by (used in) operations for the year ended December 31, 2002, 2003, and 2004 was $(24.1) million, $(16.5) million and $7.7 million, respectively. The change in operating assets and liabilities was primarily attributable to the changes in accounts receivable and deferred revenue. Accounts receivable balances have increased proportionately to our increase in revenue since the prior years. The increase in deferred revenue is attributable to initial shipments of MyCaller and AccessGate.

        Cash provided by (used in) investing activities for the years ended December 31, 2002, 2003 and 2004 was $37.3 million, $26.8 million and $(49.6) million, respectively. Cash was used for purchases of property and equipment of $7.7 million, $2.4 million and $2.5 million for the years ended December 31, 2002, 2003 and 2004, respectively. Cash was used to purchase additional marketable securities totaling $150.0 million, $23.9 million and $61.5 million in the years ended December 31, 2002, 2003 and 2004, respectively. The Company received proceeds from the maturity of marketable securities of $198.0 million, $53.1 million and $14.3 million in the years ended December 31, 2002, 2003 and 2004, respectively. The Company used $3.0 million for acquisitions in 2002. There was no cash used for acquisitions in 2003 or 2004.

        Cash provided by (used in) financing activities for the years ended December 31, 2002, 2003 and 2004 was $(39.9) million, $(8.2) million, and $15.4 million, respectively. In the year ended December 31, 2002, we used cash of $37.9 million to extinguish $59.4 million face value of convertible debt and related accrued interest, while additional proceeds of $0.8 million were provided through the exercise of employee stock options and employee stock purchases. In 2002, we also used cash to repurchase $2.8 million of common stock through our repurchase plan. In the year ended December 31, 2003, we used cash of $9.3 million to extinguish $11.3 million face value of convertible debt and related accrued interest, while additional proceeds of $1.0 million were provided through the exercise of employee stock options and employee stock purchases. In the year ended December 31, 2004, we used cash of $38.5 to extinguish $37.8 million face value of convertible debt and related accrued interest, $49.5 million of cash was provided through the sale of 9.2 million shares of common stock, while additional proceeds of $4.2 million were provided through the exercise of employee stock options and employee stock purchases.

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

Contractual Obligations

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Property and equipment leases	$4,464	$4,090	$3,514	$3,214	$2,930	$6,784	$24,996
Open purchase orders	2,349	—	—	—	—	—	2,349
Convertible notes and related accrued interest	20,939	—	—	—	—	—	20,939

Total contractual obligations	$27,752	$4,090	$3,514	$3,214	$2,930	$6,784	$48,284

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

        The Company's agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At December 31, 2004, the Company had satisfied the eight turn goal in all preceding quarters. As such, we have not included any amounts in the table of contractual obligations related to a commitment with Plexus at December 31, 2004. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company's only third-party contract manufacturer. As such, NMS is not party to any other such arrangements.

Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on our financial position or results of operations.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005. We do not expect to repatriate any amounts under this provision. While we estimate that the related potential range of additional income tax is zero, this estimation is subject to change following technical correction legislation that we believe is forthcoming from Congress. The amount of additional income tax would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

Quarterly Information (Unaudited)

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$20,812	$21,079	$21,796	$23,460	$24,379	$25,262	$25,693	$26,178
Cost of revenues	10,885	16,933	9,751	10,782	8,822	9,722	9,477	10,031

Gross profit	9,927	4,146	12,045	12,678	15,557	15,540	16,216	16,147
Operating expenses:
Selling, general and administrative	11,206	9,845	8,376	8,142	8,090	7,981	8,727	8,978
Research and development	8,756	8,210	7,298	6,028	5,961	6,187	5,906	5,831
Impairment charges	—	18,319	—	—	—	—	—	—
Restructuring and other related charges	887	3,047	3,014	—	—	—	—	—

Total operating expenses	20,849	39,421	18,688	14,170	14,051	14,168	14,633	14,809

Operating income (loss)	(10,922)	(35,275)	(6,643)	(1,492)	1,506	1,372	1,583	1,338
Other income (expense), net	(735)	(1,350)	677	(151)	(838)	(320)	(453)	(21)

Income (loss) before income taxes	(11,657)	(36,625)	(5,966)	(1,643)	668	1,052	1,130	1,317
Income tax expense (benefit)	(74)	38	—	151	25	16	24	—

Net income (loss)	$(11,583)	$(36,663)	$(5,966)	$(1,794)	$643	$1,036	1,106	1,317

Basic and diluted net earnings (loss) per common share	$(0.32)	$(1.01)	$(0.16)	$(0.05)	$0.02	$0.02	$0.02	$0.03

	Quarter Ended
(As a percent of revenues)	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	52.3	80.3	44.7	46.0	36.2	38.5	36.9	38.3

Gross profit	47.7	19.7	55.3	54.0	63.8	61.5	63.1	61.7

Operating expenses:
Selling, general and administrative	53.8	46.7	38.5	34.7	33.2	31.6	34.0	34.3
Research and development	42.1	38.9	33.5	25.7	24.5	24.5	23.0	22.3
Impairment charges	—	86.9	—	—	—	—	—	—
Restructuring and other related charges	4.3	14.5	13.8	—	—	—	—	—

Total operating expenses	100.2	187.0	85.8	60.4	57.7	56.1	57.0	56.6

Operating income (loss)	(52.5)	(167.3)	(30.5)	(6.4)	6.1	5.4	6.1	5.1
Other income (expense), net	(3.5)	(6.4)	3.1	(0.7)	(3.4)	(1.2)	(1.7)	(0.1)

Income (loss) before income taxes	(56.0)	(173.7)	(27.4)	(7.1)	2.7	4.2	4.4	5.0
Income taxes expense (benefit)	(0.3)	0.2	—	0.6	0.1	0.1	0.1	—

Net income (loss)	(55.7)%	(173.9)%	(27.4)%	(7.7)%	2.6%	4.1%	4.3%	5.0%

        Revenue has increased modestly on a sequential basis through 2003 and 2004. This growth is attributable to the increase in the PS business unit revenues.

        Our cost of revenues as a percentage of revenues have fluctuated between 44.7% to 80.3% for each quarter included in the two-year period ended December 31, 2004. During the second quarter of 2003, cost of revenues were 80%, due in part to the inclusion of a $7.4 million impairment charge related to prior acquisitions. In 2004, our cost of revenue as a percentage of revenue has remained relatively stable between the ranges of 36.2% to 38.5%. The improvement in gross margin in 2004 is primarily driven by increased volume, product mix, cost reduction actions and efficiencies achieved with our contract manufacturer.

        On a sequential basis, the dollar amounts of our selling, general and administrative expenses generally decreased from the first quarter of 2003 through the second quarter of 2004. The primary reason for that decrease in selling, general and administrative expense is the realization of cost savings from the reductions-in-force during 2003. Selling, general and administrative expenses increased in the second half of 2004 primarily due to an increase in commissions expense in our PS business unit, expenses related to our efforts in complying with the Sarbanes-Oxley Act of 2002, and expenses related to a restructured lease.

        Our research and development expenses decreased from 2003 to 2004 primarily due to cost savings from reductions-in-force in 2003. The research and development expenses have been stable in 2004 and the Company is currently investing research and development expenditures in both MyCaller and AccessGate with the expectation that those products will more significantly contribute to revenues in 2005.

        During the fourth quarter of fiscal 2003, we recorded two foreign currency transaction adjustments, netting to $0.3 million, which decreased loss before income taxes, reversed a vacation accrual, which resulted in a decrease to loss before income taxes of $0.9 million, and made an adjustment to decrease overhead costs capitalized in inventories totaling $0.8 million, which increased cost of revenues and, therefore, loss before income taxes. There weren't any similar adjustments in 2004.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents, marketable securities and non-marketable securities are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. At December 31, 2004, we had $19.9 million of long-term debt outstanding. A hypothetical 10% decrease in our weighted-average borrowing rate at December 31, 2004 would not have materially affected the year-end carrying value of the debt. Our exposure to currency exchange rate fluctuations has been moderate due to the fact that the revenues are billed primarily in U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NMS Communications Corporation:

        We have completed an integrated audit of NMS Communications Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NMS Communications Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Controls—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2005

NMS Communications Corporation
Consolidated Balance Sheets

	December 31,
	2003	2004
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$59,917	$33,804
Marketable securities	—	46,815
Accounts receivable, net of allowance for doubtful accounts of $995 and $1,004, respectively	9,254	14,315
Inventories	3,193	3,446
Prepaid expenses and other assets	4,598	2,539

Total current assets	76,962	100,919

Property and equipment, net	7,219	6,147
Other assets	2,147	1,361

Total assets	$86,328	$108,427

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,692	$4,728
Accrued expenses and other liabilities	12,018	10,706
Deferred revenue	1,638	4,620
Short-term debt obligations	—	19,942

Total current liabilities	18,348	39,996
Long-term debt less current portion	57,742	—

Total liabilities	76,090	39,996

Commitments and contingencies (note 15)
Stockholders' equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized at December 31, 2003 and 2004, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 36,738,402 and 47,369,352 shares issued at December 31, 2003 and 2004, respectively, and 36,685,958 and 47,369,352 shares outstanding at December 31, 2003 and 2004, respectively	367	474
Additional paid-in capital	359,418	412,989
Accumulated deficit	(346,834)	(342,732)
Accumulated other comprehensive loss	(2,326)	(2,300)
Deferred compensation	(102)	—
Treasury stock, at cost, 52,444 and 0 shares at December 31, 2003 and 2004, respectively	(285)	—

Total stockholders' equity	10,238	68,431

Total liabilities and stockholders' equity	$86,328	$108,427

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2002	2003	2004
	(In thousands except for per share data)
Revenues	$102,693	$87,147	$101,512
Cost of revenues	57,786	48,351	38,052

Gross profit	44,907	38,796	63,460
Operating expenses:
Selling, general and administrative	55,355	37,569	33,776
Research and development	38,166	30,292	23,884
Impairment charges	66,482	18,319	—
Restructuring and other related charges	5,010	6,948	—

Total operating expenses	165,013	93,128	57,660

Operating income (loss)	(120,106)	(54,332)	5,800
Other income (expense):
Interest income	2,229	685	1,223
Interest expense	(5,841)	(3,685)	(2,186)
Gain (loss) on extinguishment of debt	20,750	2,120	(369)
Other	2,993	(679)	(300)

Other income (expense), net	20,131	(1,559)	(1,632)

Income (loss) before income taxes	(99,975)	(55,891)	4,168
Income tax expense (benefit)	(1,436)	115	66

Net income (loss)	$(98,539)	$(56,006)	$4,102

Basic earnings (loss) per common share	$(2.73)	$(1.54)	$0.09

Weighted average basic shares outstanding	36,069	36,430	44,709

Diluted earnings (loss) per common share	$(2.73)	$(1.54)	$0.09

Weighted average diluted shares outstanding	36,069	36,430	46,894

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation
Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated other comprehensive income (loss)
(In thousands)			Additional paid-in capital	Accumulated deficit		Deferred compensation	Treasury stock (at cost)	Total stockholders' equity	Comprehensive Income (loss)
	Shares	Amount
Balance, December 31, 2001	36,729	$367	$366,969	$(192,289)	$(383)	$(9,049)	$(1,876)	$163,739	$(141,976)

Exercise of common stock options and warrants			(195)				465	270
Issuance of common stock under employee purchase plan			(848)				1,272	424
Stock issued under Mobilee merger agreement	9	—	(78)				44	(34)
Stock forfeited under IML merger agreement	(135)	(1)	1					—
Amortization of deferred compensation						3,387		3,387
Termination of options issued at below FMV			(3,131)			3,131		—
Stock repurchase							(2,801)	(2,801)
Payment from officer option exercise			58					58
Change in market value of securities available for sale					(113)			(113)	(113)
Foreign currency translation adjustment					(2,208)			(2,208)	(2,208)
Net loss				(98,539)				(98,539)	(98,539)

Balance, December 31, 2002	36,603	$366	$362,776	$(290,828)	$(2,704)	$(2,531)	$(2,896)	$64,183	$(100,860)

Issuance of common stock under employee purchase plan			$(855)				$995	140
Amortization of deferred compensation			—			643		643
Termination of options issued at below FMV			(1,786)			1,786		—
Exercise of common stock options and warrants			(716)				1,616	900
Adjustment of forfeited stock under IML merger agreement	135	1	(1)					—
Foreign currency translation adjustment					378			378	378
Net loss				(56,006)				(56,006)	(56,006)

Balance, December 31, 2003	36,738	$367	$359,418	$(346,834)	$(2,326)	$(102)	$(285)	$10,238	$(55,628)

Issuance of common stock under employee purchase plan	149	2	535					537
Amortization of deferred compensation						102		102
Exercise of common stock options and warrants	1,282	13	3,620				285	3,918
Issuance of common stock under secondary offering	9,200	92	49,416					49,508
Change in market value of securities available for sale					(108)			(108)	(108)
Foreign currency translation adjustment					134			134	134
Net income				4,102				4,102	4,102

Balance, December 31, 2004	47,369	$474	$412,989	$(342,732)	$(2,300)	$—	$—	$68,431	$4,128

The accompanying notes are an integral part of the consolidated financial statements

NMS Communications Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2002	2003	2004
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(98,539)	$(56,006)	$4,102
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	9,477	7,524	3,898
Amortization of goodwill and other intangibles	8,055	1,989	—
Foreign exchange translation gain on intercompany debt	(3,786)	(1,507)	(180)
Loss on impairment and disposal of property and equipment	468	5,943	137
Loss on impairment of goodwill and other intangibles	72,063	21,702	—
Loss on investments	399	—	—
Loss (gain) on extinguishment of long-term debt	(20,750)	(2,120)	369
Write-off and amortization of debt issuance costs	1,937	602	320
Deferred stock compensation expense amortized	3,387	643	102
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,322	(249)	(5,046)
Inventories	2,845	6,979	(254)
Prepaid expenses and other assets	1,717	1,708	2,454
Accounts payable	491	(1,853)	(371)
Deferred revenue	1,973	(1,360)	2,982
Accrued expenses and other liabilities	(8,188)	(537)	(770)

Cash (used in) provided by operating activities	(24,129)	(16,542)	7,743

Cash flow from investing activities:
Purchases of property and equipment	(7,673)	(2,436)	(2,368)
Purchases of marketable securities	(149,974)	(23,844)	(61,492)
Proceeds from the maturity of marketable securities	197,939	53,070	14,250
Acquisitions of businesses, net of cash acquired	(2,994)	—	—

Cash provided by (used in) investing activities	37,298	26,790	(49,610)

Cash flow from financing activities:
Repurchase of long-term debt	(37,894)	(9,268)	(38,540)
Proceeds from issuance of common stock	752	1,040	53,963
Repurchase of common stock	(2,801)	—	—

Cash (used in) provided by financing activities	(39,943)	(8,228)	15,423

Effect of exchange rate changes on cash	(468)	1,129	331

Net increase (decrease) in cash and cash equivalents	(27,242)	3,149	(26,113)

Cash and cash equivalents, beginning of year	84,010	56,768	59,917

Cash and cash equivalents, end of year	$56,768	$59,917	$33,804

Supplemental cash flow information:
Interest paid	$5,797	$3,350	$2,304
Taxes paid	291	351	332
Noncash transactions:
Acquisition of business:
Fair value of assets acquired, net of cash acquired	2,994	—	—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1—Summary of Significant Accounting Policies

Business Description

        NMS Communications Corporation is a provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. The Company's products, which include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer, address a wide range of customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use the Company's products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use the Company's products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. The Company sells its products worldwide through its direct sales force as well as through channel partners and system integrator partners. The Company's customers include leading telecommunications operators and network equipment and application providers such as Vodafone, Ericsson, Logica CMG, Alcatel, Comverse, NTT DoCoMo, Avaya, Lucent Technologies, Huawei, Cisco, SFR Cegetel, Siemens, European Computer Telecommunications, Microsoft and SER Solutions.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowances for sales returns, allowance for doubtful accounts, allowance for warranty obligations, allowance for excess and obsolete inventories, long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation

        Assets and liabilities of the Company's subsidiaries operating outside the United States, which operate in a functional currency other than U.S. dollars, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net. The foreign currency translation gain or loss generated by the remeasurement of our intercompany debt at each reporting period is recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, since the Company expects those loans to be permanently reinvested.

Revenue Recognition

        The Company derives its revenue primarily from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support and professional services. Maintenance and support services consist of on-site support, telephone support, system hosting and training. Professional services consist of consulting arrangements which may consist of hardware and/or software customization projects provided to customers through such contracts. The Company sells its products and services through direct sales and through channel partners, which includes resellers and distributors and system integrators. Management must make and use judgments and estimates in connection with the revenue recognized in any reporting period. The Company's products are generally shipped together as a bundled hardware and software solution. The software sold in the bundled product is essential to the functionality of the hardware and as such, the Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and related interpretations. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable.

        When selling to resellers and distributors, the Company defers revenue until collectibility is reasonably assured. When revenue is deferred, if reliable reporting from the reseller or distributor exists, the Company will recognize that revenue when the reseller or distributor sells the product to an end-user ("sell through"). Where reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances, receipt of a letter of credit.

        For arrangements with customers that include acceptance provisions in arrangements with customers, the Company recognizes revenue upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the contractual acceptance period.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," the Company recognizes revenue upon shipment of product to its stocking distributors, net of estimated returns. The Company offers quarterly return rights to a limited number of channel partners that allow the channel partner to rotate a percentage of its inventory based on its prior quarter purchases. The Company provides for these return rights each quarter in an amount equal to estimated returns. The Company does not offer rights of return on sales made through direct sales force.

        When an arrangement involves multiple elements, such as products, maintenance and/or professional services, the Company allocates the entire sale price to each respective element based on vendor specific objective evidence ("VSOE"). When arrangements contain multiple elements and VSOE of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. The Company bases its determination of VSOE of fair value of each of the undelivered elements in multi-element arrangements on either the price the Company charges when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, the Company defers revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

        The Company defers maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognizes it ratably over the term of the maintenance contract, generally twelve months. When maintenance and support services are not sold separately the

Company determines VSOE on maintenance and support services by establishing a substantive renewal price as a percentage of the sale price in its arrangements.

        The Company recognizes revenue allocated to professional service elements as the services are performed. When the customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method, which requires revenue to be recognized as a percentage of the project completed. The Company recognizes revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements.

        Maintenance and support services and professional service revenue represents 7.5%, 8.6% and 8.8% of revenue for the years ended December 31, 2002, 2003 and 2004, respectively

        When there are shipping and handling fees, The Company invoices customers for such fees. The Company recognizes the invoiced amounts as revenue. The related costs are recognized in cost of revenue.

Cash Equivalents

        Cash equivalents include short-term investments with remaining maturities of three months or less at date of purchase.

Accounts Receivable

        The Company's accounts receivable balances are composed of trade receivables. The Company has recorded receivables associated with product and services that have been delivered but not yet accepted; such receivables represented approximately $0.4 million and $2.5 million of the accounts receivable balance as of December 31, 2003 and 2004, respectively.

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

Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of raw materials work in process, finished goods and inventory at customer sites. Inventory at customer sites represents inventory associated with product that has not yet been accepted by the customer. Valuation allowances related to excess and obsolete inventory are based primarily on estimated forecast of product demand and production requirements over the next twelve months.

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

Financial Instruments

        The Company's financial instruments include cash, marketable securities, accounts receivable, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at December 31, 2003 and 2004. Fair value of long-term debt at December 31, 2003 and 2004 is approximately $53.4 million and $19.7 million, respectively. Long-term debt is recorded at its face value.

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

Stock Option and Stock Purchase Plans

        As more fully described in Note 14 to the consolidated financial statements, the Company has stock option and stock purchase plans authorizing various types of stock-based awards that may be granted to officers and employees. In the consolidated financial statements, the Company applied Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and employee stock purchase plans. All options granted under the various plans administered by the Company have a vesting life not to exceed four years, and these options have an expiration date of up to ten years from the date of grant.

        In accordance with SFAS No. 123, "Accounting for Stock- Based Compensation," the fair value of each stock-based award has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at date of grant for stock options granted during the years ended December 31, 2002, 2003 and 2004 was $3.41, $1.31, and $6.30 respectively. The weighted average fair value of employee stock purchases during the years ended December 31, 2002, 2003 and

2004 was $0.79, $0.41 and $3.60, respectively. The following table summarizes the weighted average assumptions used in the Black-Scholes option-pricing model:

	2002	2003	2004
Risk Free Interest Rate	3.8%	3.0%	3.4%
Expected Life	5 years	5 years	5 years
Expected Volatility	115%	115%	115%
Expected Dividend Yield	0%	0%	0%

        The following table illustrates the effect on net loss and basic and diluted loss per common share as if the fair value method prescribed in SFAS No. 123 had been applied to the Company's stock option and stock purchase plans and recorded in the consolidated financial statements:

	Year Ended December 31,
	2002	2003	2004
	(In thousands, except per share data)
Net income (loss), as reported	$(98,539)	$(56,006)	$4,102
Add: Stock-based employee compensation expense included in net income (loss)	3,387	643	102
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(37,091)	(6,326)	(5,625)

Pro forma net loss	$(132,243)	$(61,689)	$(1,421)

Weighted average basic shares outstanding	36,069	36,430	44,709

Weighted average diluted shares outstanding	36,069	36,430	46,894

Earnings (loss) per share:
Basic and diluted net earnings (loss) per common share, as reported	$(2.73)	$(1.54)	$0.09
Basic and diluted net loss per common share, pro forma	$(3.67)	$(1.69)	$(0.03)

Basic and Diluted Net Earnings (Loss) Per Common Share

        Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common stock equivalents had been issued.

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(98,539)	$(56,006)	$4,102

Denominator:
Basic weighted average shares outstanding	36,069	36,430	44,709

Diluted weighted average shares outstanding	36,069	36,430	46,894

Net earnings (loss) per share:
Basic and diluted	$(2.73)	$(1.54)	$0.09

        The number of options that were excluded from the calculation of diluted earnings (loss) per common share, as their inclusion would have been anti-dilutive at December 31, 2002, 2003 and 2004 were 8,674,691, 8,901,814 and 4,321,213, respectively. Additional common stock equivalents related to the Company's Convertible Notes of 1,094,130, 914,726 and 315,289 and at December 31, 2002, 2003 and 2004, respectively, have been excluded from the calculation of diluted earnings per common share as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on our financial position or results of operations.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduces a special 9% tax deduction on qualified domestic production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005. We do not expect to repatriate any amounts under this provision. While we estimate that the related potential range of additional income tax is zero, this estimation is subject to change following technical correction legislation that we believe is forthcoming from Congress. The amount of additional income tax would be reduced by the part of the eligible dividend that is attributable to foreign earnings on which a deferred tax liability had been previously accrued.

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

3—Goodwill and Other Intangibles

        As of December 31, 2003 and 2004, there is no goodwill or long-lived intangible assets on the Company's balance sheet. Amortization expense related to intangible assets was $8.0 million and $2.0 million for the year ended December 31, 2002 and 2003, respectively. There was no amortization expense recorded in 2004.

Impairment Charges

	Year Ended December 31,
	2002	2003
	(In millions)
In cost of revenues:
Acquired completed technology from IML, Mobilee, MMI and VQS	$6.0	$7.4

In operating expenses:
Goodwill and intangible assets related to IML, MMI and Mobilee	36.4	10.3
Fixed assets associated with the VQS and PS business unit	—	4.0
Goodwill and intangible assets related to VQS	30.1	4.0

	66.5	18.3

Total impairment charges	$72.5	$25.7

        During the second quarter of 2002, the Company wrote down approximately $36.4 million of impaired long-lived assets related to the goodwill and intangible assets associated with the IML acquisition. As a result of the Company's planned intention to reduce overall workforce, including IML employees, the discontinuation of certain IML products as a part of the Company's generally available product offering, continued declining revenues for IML products, the estimated value of IML's goodwill and intangible assets had decreased. Based on the results of the impairment analysis performed, these assets were written down to their estimated fair value. In addition to this charge, a $2.9 million charge is included in costs of revenues, as it relates to the write-down of IML-acquired completed technology.

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

        In addition to this charge, a $3.1 million charge is included in costs of revenues, as it relates to the write-down of VQS-acquired completed technology.

        During 2003, the Company recorded further impairment charges related to its intangible assets associated with its IML, Mobilee, MMI and VQS acquisitions. Due to lower actual and forecasted revenues, as compared to the previous budget for the reporting units that included these assets, the fair value of goodwill, intangible assets and fixed assets associated with each reporting unit had decreased. Based on the results of the impairment analyses performed, these assets were written down to their estimated fair value.

        The total impairment charge included $10.3 million to reduce the carrying value of the goodwill and indefinite-lived intangible assets related to the MMI and Mobilee acquisitions to estimated fair value. The balance of the 2003 impairment charge of $8.0 million resulted from a reduction in the carrying values of the amortizable intangible assets and fixed assets related to the VQS, MMI and Mobilee acquisitions. Of these costs, $3.9 million is related to the reduction in carrying value of a VQS supply agreement and $0.1 million is related to the reduction in carrying value of VQS trademarks and patents. Fixed assets associated with the VQS and PS business units were also written down to their estimated fair value resulting in charges of $1.2 million and $2.8 million, respectively. Additionally, $0.6 million, $1.5 million and $5.3 million are related to the write-down of acquired completed technology from the Mobilee, MMI and VQS acquisitions, respectively, and are included in cost of revenues within the statement of operations for 2003.

4—Restructuring and Other Related Charges Accruals

        The following table sets forth restructuring and other related charges accrual activity during the years ended December 31, 2002, 2003 and 2004, respectively:

	Employee Related	Facility Related	Impaired Assets	Other	Total
	(In thousands)
Restructuring accrual balance at December 31, 2001	$1,758	$3,144	$—	$609	$5,511
Restructuring and other related charges	2,848	1,404	704	54	5,010
Non-cash utilization	—	—	(704)	—	(704)
Cash payments	(3,806)	(1,414)	—	(264)	(5,484)

Restructuring accrual balance at December 31, 2002	$800	$3,134	$—	$399	$4,333
Restructuring and other related charges	4,786	494	1,590	78	6,948
Non-cash utilization	—	—	(1,590)	—	(1,590)
Cash payments	(4,071)	(1,936)	—	(356)	(6,363)

Restructuring accrual balance at December 31, 2003	$1,515	$1,692	$—	$121	$3,328
Cash payments	(1,413)	(496)	—	(110)	(2,019)

Restructuring accrual balance at December 31, 2004	$102	$1,196	$—	11	$1,309

	Year Ended December 31,
	2002	2003
	(In millions)
Involuntary severance related costs	$2.8	$4.8
Lease termination	1.4	0.4
Write-down of fixed assets	0.7	1.6
Other	0.1	0.1

Total restructuring and other related charges	$5.0	$6.9

2003

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

        A sublease in the Tustin, CA facility was unexpectedly terminated in 2003. As a result the Company recorded a charge for $0.3 million in 2003 representing the value of remaining sublease payments the Company had expected to receive. At December 31, 2004, the remaining accrued balance related to their facilities, was approximately $1.2 million and is included in the consolidated balance sheet classification, "Accrued expenses and other liabilities."

        During 2003, the Company also wrote down the carrying value of fixed assets that were no longer being utilized as a result of the reductions in force. These fixed assets consisted primarily of supply chain software and test equipment. The total charge for the fixed assets that was included as restructuring and other related charges in 2003 was $0.6 million.

        During 2003, the Company decided to place certain office buildings in St. Hubert, Canada for sale, as those buildings were no longer used by the Company. The Company classified the buildings as held-for-sale and wrote down the value of these buildings to estimated fair market value, less cost to sell, and recorded a $1.0 million restructuring loss that is included as a component of "Restructuring and other related charges" in the statement of operations. In 2004, the Company sold the building and recognized a loss of $0.1 million on such sale. The charge for the loss is included as a component of "other expense" in the statement of operations.

2002

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

5—Business and Credit Concentration

        At December 31, 2004, two customers, Avaya and a channel partner in the United States, represented 22.4% and 12.2%, respectively, of the Company's outstanding net accounts receivable balance. At December 31, 2003, no customer accounted for 10% or more of the Company's accounts receivable balance.

        During 2004, one customer, Lucent represented 11.7% of the Company's total revenues. During 2003, two customers, Lucent and a channel partner in the United States, represented 15.6% and 12.6%, respectively, of the Company's total revenues. Revenues from Lucent represented 27.4% of total revenues for the year ended December 31, 2002.

6—Investments

        Investments in marketable securities categorized as "available for sale" are carried at fair value and consist of the following:

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market mutual funds	$5,064	$—	$—	$5,064
Corporate securities	26,460	—	—	26,460

	$31,524	$—	$—	$31,524

Included in cash and cash equivalents	31,524	—	—	31,524

Marketable securities	$—	$—	$—	$—

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market fund	$10,349	$—	$—	$10,349
U.S. government and agency bonds	46,923	—	(108)	46,815

	$57,272	$—	$(108)	$57,164
Included in cash and cash equivalents	10,349	—	—	10,349

Marketable securities	$46,923	$—	$(108)	$46,815

        At December 31, 2004, all marketable securities were due to mature within one year. Proceeds from sale of securities for the years ended December 31, 2002, 2003 and 2004 were $197.9 million, $53.1 million and $14.3 million, respectively. There were no gross realized gains or losses from sale of securities for the years ended December 31, 2002, 2003 and 2004.

        The Company has made equity investments in certain privately held entities. The Company accounts for these investments under the cost method of accounting since the Company does not have the ability to exercise significant influence over these entities and there is not a readily determinable market value for these investments. The Company periodically evaluates the carrying value of these investments for other than temporary impairment. During 2002, the Company recorded charges of approximately $0.4 million, respectively, to reflect the other than temporary decline in fair value of these equity investments. The investee companies for which the charge was recorded had experienced a significant decline in operating and financial results in comparison to the results forecasted at the time the investment was made. The Company determined the amount of the charge by estimating the fair value of the underlying company based on a market approach which includes analysis of market price multiples of companies engaged in lines of business similar to the companies being evaluated. This charge is included in the consolidated statement of operations classification "Other expense." The Company did not realize any gains or losses related to equity investments for the years ended December 31, 2002 and 2003. In 2004, the Company realized a gain of $0.1 million associated with an equity investment whose carrying value had been reduced to zero in prior years.

7—Inventories

	December 31,
	2003	2004
	(In thousands)
Raw materials	$1,021	$161
Work in process	196	323
Finished goods	1,325	1,207
Inventories at customer sites	651	1,755

Inventory	$3,193	$3,446

8—Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2003	2004
	(In thousands)
Computer equipment	$15,211	$16,834
Computer software	9,417	9,452
Furniture and fixtures	2,818	2,898
Machinery and equipment	3,367	3,651
Leasehold improvements	5,151	5,394

	35,964	38,229

Less accumulated depreciation	(28,745)	(32,082)

	$7,219	6,147

        Depreciation and amortization expense related to property and equipment was $9.5 million, $7.5 million and $3.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

9—Income Taxes

        The components of income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Current income tax expense (benefit):
Federal	$(599)	$—	$—
State	26	—	—
Foreign	(863)	115	66

	(1,436)	115	66

Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$(1,436)	$115	$66

Deferred tax assets (liabilities) consist of the following:
Net operating loss carryforwards	$62,617	$70,234	$75,103
Tax credit carryforwards	4,948	5,023	5,340
Inventories	3,427	3,073	3,171
Accrued expenses	5,310	15,880	15,537
Intangible assets	38,782	50,715	51,031
Other	3,574	4,480	3,934

	$118,658	$149,405	$154,116

Fixed assets	(641)	(963)	(635)

Valuation allowance:	(118,017)	(148,442)	(153,481)

Net deferred taxes	$—	$—	$—

        For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce taxable income of approximately $147.2 million at December 31, 2004, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. The Company also has a foreign net operating loss carryforward of approximately $55.5 million. The Company has $6.1 million of tax credits that are composed of federal research and development credits, foreign tax credits and state and local credits. These credits began to expire in 2004.

        Management believes that the realization of certain deferred tax assets is more unlikely than not and, accordingly, has established a full valuation allowance. During fiscal 2004, the deferred tax asset valuation allowance increased by $11.6 million, primarily as the result of additional net operating loss carryforwards and the amortization of intangible assets. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $6.5 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which, if realized, will be allocated directly to additional paid-in capital.

        US income taxes were not provided on cumulative undistributed foreign earnings for certain non-US subsidiaries of approximately $1.5 million. The company intends to reinvest these earnings indefinitely outside the US in its operations.

	Year Ended December 31,
	2002	2003	2004
Computed expected tax expense at U.S. federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax expense (benefit)	3.1	5.6	(30.2)
Tax rate and tax law differential of foreign operations	2.0	4.4	(47.0)
U.S. federal research and development credits	0.1	0.9	(12.0)
Change in valuation allowance	(35.7)	(40.5)	51.2
Nondeductible intangibles	(3.7)	(5.7)	—
Nondeductible expenses	(0.1)	(0.1)	4.4
Other	1.7	1.2	1.2

Effective tax rate	1.4%	(0.2)%	1.6%

        The domestic and foreign components of income (loss) before income taxes were:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Domestic	$(52,373)	$(52,074)	$10,257
Foreign	(47,602)	(3,817)	(6,089)

	$(99,975)	$(55,891)	$4,168

10—Accrued Expenses and Other Liabilities

        Components of accrued expenses and other liabilities consist of the following:

	December 31,
	2003	2004
	(In thousands)
Accrued compensation and related expenses	$2,838	$4,692
Accrued interest expense	613	212
Income taxes payable	703	178
Deferred rent	1,273	1,814
Accrued restructuring and other related charges	3,328	1,308
Other liabilities	3,263	2,502

	$12,018	$10,706

11—Indebtedness

Convertible Notes

        Effective October 11, 2000, the Company issued $175.0 million of convertible subordinated notes (the "Notes"). The Notes are convertible into shares of NMS common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The Notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The Notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. The Company is subject to certain covenants under the related indenture. As of December 31, 2004 the Company is in compliance with such covenants. The Company incurred debt issuance costs aggregating $5.7 million, which have been deferred and are being amortized using the effective interest rate method as a component of interest expense over the term of the Notes. The unamortized issuance costs, $0.7 million and $0.1 million at December 31, 2003 and 2004, respectively, are included in the consolidated balance sheet caption "Other assets."

        For the years ended December 31, 2002, 2003 and 2004, the Company paid $37.9 million, $9.3 million and $38.5, respectively, to extinguish $59.4 million, $11.3 million and $37.8 million, respectively, of face value of the Notes. As a result in the years ended December 31, 2002, 2003 and 2004, the Company wrote off $1.2 million, $0.2 million and $0.9 million, respectively, of unamortized debt issuance costs and recorded a related loss (gain) of $(20.8) million, $(2.1) million and $0.3 million, respectively in other income and expense on the income statement.

12—Profit Sharing Plans

        The Company has established a 401(k) cash or deferred profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The Company currently matches contributions each pay period at 50% of the employee's contributions up to 6% of employee's compensation, not to exceed the federal limit of $12,000 per calendar year. The employer contribution for the years ended December 31, 2002, 2003 and 2004 was $0.9 million, $0.8 million and $0.5 million, respectively.

13—Equity

Common Stock Offering

        On March 17, 2004, the Company completed the sale of 9,200,000 shares of common stock through an underwritten public offering at $5.75 per share. The net proceeds of the offering were $49.5 million. In April 2004, the Company invested the net proceeds of this offering in interest-bearing, investment-grade securities.

Stock Repurchase Program

        During 2001, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its outstanding common stock for an aggregate purchase price not to exceed $5.0 million. The Company made no repurchases during 2003 and 2004 but as of December 31, 2003, the Company had repurchased 915,000 shares for an aggregate purchase price of $4.7 million. There were 52,444 treasury shares outstanding as of December 31, 2003. During 2004, the remaining 52,444 treasury shares were issued in conjunction with the exercise of stock options in 2004. There were no treasury shares outstanding as of December 31, 2004.

Preferred Stock

        Under its restated certificate of incorporation the Company has authorized 3,000,000 shares of preferred stock, par value $0.01 per share. On December 31, 2003 and 2004, the Company had no shares of preferred stock issued and outstanding. In connection with its stockholder rights plan, 15,000 of such shares have been designated "Series A Junior Preferred Stock", none of which are issued and outstanding. The Company's board of directors has the authority to issue preferred stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series or the designation of such class or series, without any further action by the stockholders. Preferred stock, if issued, will not be entitled to any preemptive or similar rights.

14—Stock Option and Stock Purchase Plans

        The Company has stock option and stock purchase plans authorizing various types of stock option awards that may be granted to officers and employees. The following is a summary of all of the plans of the Company:

1993 Stock Option Plan

        In October 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan permits both incentive and non-statutory options to be granted to employees, directors and consultants. Options granted under the 1993 Plan generally vest over 4 years. The expiration dates of options granted under the 1993 Plan do not exceed 10 years. In March 1998, the Board of Directors adopted and in April 1998, the Company's stockholders approved (i) an increase in the number of shares available under the 1993 Plan from 3,000,000 to 3,800,000 and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company's common stock on the date of grant. In March 2000, the Board of Directors superseded the 1993 Plan with the 2000 Plan and no further grants under the 1993 Plan will be made after the adoption of the 2000 Plan. Options granted previously under the 1993 Plan will continue to be governed by the terms of the 1993 Plan. As of December 31, 2004 there are 1,235,296 options outstanding under the 1993 Plan. The outstanding options under the 1993 Plan are fully vested as of December 31, 2004.

1993 Non-Employee Directors Stock Option Plan

        In October 1993, the Company's Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan") which provides for the purchase of up to 240,000 shares of common pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. Option granted under the Directors Plan generally vest over 4 years. The expiration dates of options granted under the Directors Plan do not exceed 10 years. In March 1996 the Board of Directors adopted and in May 1996 the Company's stockholders approved (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted and in April 1999, the Company's stockholders approved an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Plan and no further grants under the Directors Plan will be made after the adoption of the 2000 Plan. As of December 31, 2004, 280,000 shares had been granted at prices ranging from $2.44 to $24.63 per share. As of December 31, 2004, there are 113,410 options outstanding under the Directors Plan. The outstanding options under the Directors Plan are fully vested as of December 31, 2004. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan.

1995 Non-Statutory Stock Option Plan

        In October 1995, the Company's Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the "1995 Plan"). The 1995 Plan permits non-statutory options to be granted to non-executive officer employees and consultants of the Company. The aggregate number of shares which may be issued under the 1995 Plan, as amended, is 6,350,000. The exercise price of non-statutory options may not be less than 100% of the fair market value of the company's common stock on the date of grant. Options granted under the 1995 Plan generally vest over 2 years. Options granted to new hires generally vest over 3 years. The expiration dates of options granted under the 1995 Plan do not exceed 10 years. As of December 31, 2004, there are 3,246,335 options outstanding under the 1995 Plan.

2000 Equity Incentive Plan

        In March 2000, the Company's Board of Directors adopted and in April 2000 the Company's stockholders approved the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company's common stock (collectively, "Stock Awards") to employees, non-employee directors and consultants. The aggregate number of shares which may be issued under the 2000 Plan is 5,000,000 plus any shares of the Company's common stock represented by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of non-statutory and incentive stock options may not be less than 50% and 100%, respectively, of the fair market value of the company's common stock on the date of grant. Options granted under the 2000 Plan generally vest over 2 years. Options granted to new hires generally vest over 3 years. The expiration dates of options granted under the 2000 Plan do not exceed 10 years. As of December 31, 2004, there are 4,031,351 options outstanding under the 2000 Plan.

2003 Employee Stock Purchase Plan

        In March 2003, the Board of Directors adopted and in April 2003 the Company's stockholders approved the 2003 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 750,000 shares for the Purchase Plan. During 2004, 76,750 shares and 72,281 shares were issued under the Purchase Plan at a weighted average price of $3.49 per share and $3.71 per share, respectively.

        A summary of the transactions under all stock option plans for the three years ended December 31, 2004 is as follows:

	Year Ended December 31, 2002		Year Ended December 31, 2003		Year Ended December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	9,615,378	$15.51	8,674,691	$10.84	8,901,814	$8.55
Granted	1,730,554	3.91	2,381,195	1.66	1,818,944	6.30
Exercised	(86,977)	3.09	(297,015)	3.03	(1,337,299)	2.91
Forfeited or expired	(2,584,264)	23.84	(1,857,057)	11.41	(757,067)	19.10

Outstanding at end of period	8,674,691	10.84	8,901,814	8.54	8,626,392	8.03

Exercisable at end of period	5,958,070	12.85	6,201,820	11.38	6,016,546	9.37

        The following table summarizes outstanding stock options as of December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Average Exercise Price
$0.01 – $5.00	4,941,093	3.0	$2.79	3,621,747	$2.76
$5.01 – $10.00	2,536,659	3.1	7.03	1,246,159	7.04
$10.01 – $20.00	249,164	2.7	14.63	249,164	14.63
$20.01 – $30.00	88,718	3.9	24.39	88,718	24.39
$30.01 – $40.00	460,031	0.6	32.75	460,031	32.75
$40.01 – $50.00	322,027	0.7	45.90	322,027	45.90
$50.01 – $60.00	8,500	0.8	56.97	8,500	56.97
$70.01 – $80.00	20,200	0.6	72.53	20,200	72.53

	8,626,392	2.8	$8.02	6,016,546	$9.37

        As of December 31, 2004, a total of 10,307,167 shares of common stock have been reserved for issuance upon the exercise of stock options.

Option Forfeiture

        On October 28, 2002, certain officers and members of upper management of the Company forfeited a total of 808,000 outstanding common stock options. These options were granted at various times from April 28, 2000 to October 13, 2000 at exercise prices ranging from $30.94 to $56.69. Upon the date of forfeiture, the fair value of the options was immaterial. The forfeited option shares will be used for future grants to the Company's employees in the ordinary course of business. Although some or all of the participants in this forfeiture may from time to time receive future grants in the ordinary course of business, there were no agreements, arrangements or obligations between the Company and these participants for subsequent option grants to these individuals.

15—Commitments and Contingencies

Leases

        The Company leases its current corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities under leases, which expire within one to five years. Rental expenses under all operating lease agreements in effect during the years ended December 31, 2002, 2003 and 2004 amount to approximately $4.5 million, $4.0 million and $5.2 million, respectively.

        The Company has various other facilities which serve as sales offices throughout North America, Europe and Asia that have short-term leases. The Company believes that the existing facilities are adequate for its current needs and that suitable space will be available to meet future needs.

        At December 31, 2004, commitments under operating leases for minimum future payments consist of the following, of which $1.2 million of these future operating lease payments have been accrued as part of the Company's restructuring and other related charges and will not impact the Company's results of operations in future periods:

Year ending December 31,	(In thousands)
2005	$4,464
2006	4,090
2007	3,514
2008	3,214
2009	2,930
Thereafter	6,784

$24,996

Litigation

        During the third quarter of 2004, Connectel LLC filed a motion to withdraw its infringement claims against the Company. In a memorandum to the Court, Connectel agreed not to sue the Company on the patents at issue based on either the Company's past or current products. The Company made no payments in connection with this dismissal.

        The Company is party to various legal proceedings incidental to its business. However, the Company has no material legal proceedings currently pending.

Purchase Commitments

        The Company's agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At December 31, 2003 and 2004, the Company had met the eight turn goal in all preceding quarters. As such, the Company does not have any contractual obligations related to a commitment with Plexus at December 31, 2003 and 2004. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company's only third-party contract manufacturer. As such, NMS is not party to any other such arrangements.

Guarantees

        The Company's hardware products are generally sold with a 18-24 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

        Changes in the warranty reserves were as follows:

	December 31,
	2003	2004
	(In thousands)
Beginning balance	$363	$332
Provisions for warranty	175	250
Consumptions of reserves	(206)	(240)

Ending balance	$332	$342

        As noted above, the Company's products are generally sold with a 18-24 month warranty. Accordingly, current warranty provisions are related to the past one and a half to two years' revenues and warranty consumption is associated with current and prior year's revenues.

Indemnification

        The Company entered into indemnification agreements with certain of its customers in its ordinary course of business. Pursuant to these agreements the Company agrees that, subject to certain limitations, in the event its products infringe upon any proprietary right of a third party, it will indemnify its customer against any loss, expense or liability from any damages that may be awarded against the Customer. There have been no claims brought against the Company under such arrangements in the past five years.

16—Segment and Geographic Information

        Our three business segments are comprised of the Platform Solutions (PS) business unit, the Voice Quality Systems (VQS) business unit and the Network Infrastructure (NI) business unit. The PS business unit consists of products and services, which we refer to as systems building blocks, that provide connectivity to communications networks, call processing, real-time media processing, APIs and other application development software tools. Also included in this business unit are a multi-application enhanced services delivery system and a personalized mobile entertainment application called MyCaller. The VQS business unit consists of our voice quality enhancement and echo cancellation products, systems and services. The NI business unit consists of our wireless backhaul optimizer product, AccessGate, that can lower carriers' operating expenses in TDMA, GSM, universal mobile telecommunications system (UMTS) and EDGE networks by reducing the number of radio access network leased lines through advanced optimization techniques, without affecting voice and data quality. The Company made two changes to its segment reporting in 2003. First, the Company expanded its segment reporting in the first quarter of 2003 to include information specific to Network Infrastructure. Second, in the third quarter the Company combined the Network Solutions business unit into its PS business unit.

        The following table presents the Company's revenues and operating loss, by business unit and by geographic segment. The Company has not recorded any significant revenues for the NI business units.

(In thousands)	VQS	NI	PS	Corporate	Total
Revenues:
2004	$16,412	$313	$84,787	$—	$101,512
2003	20,505	93	66,549	—	$87,147
2002	28,905	—	73,788	—	102,693
Income (loss) from operations:
2004	$1,265	$(9,663)	$21,564	$(7,366)	$5,800
2003	(370)	(5,267)	(1,119)	(47,576)	(54,332)
2002	(1,390)	(3,779)	(4,584)	(110,353)	(120,106)
Total assets:
2004	$2,763	$1,624	$15,022	$89,018	$108,427
2003	4,171	345	9,870	71,942	86,328
2002	21,648	—	26,959	106,476	155,083
Long-lived assets:
2004	$102	$657	$1,133	$4,255	$6,147
2003	106	252	1,581	5,280	7,219
2002	12,877	—	16,943	11,909	41,729
Capital expenditures:
2004	$48	$571	$787	$962	$2,368
2003	248	172	1,388	628	2,436
2002	1,339	138	5,036	1,160	7,673
Depreciation and amortization expense:
2004	$48	$80	$2,225	$1,545	$3,898
2003	584	95	4,150	4,684	9,513
2002	1,079	169	6,203	10,081	17,532

        Management makes operating decisions and assesses the performance of individual business segments on a basis that excludes from consideration intangible assets, amortization of intangible assets, restructuring and other related costs and impairments of long-lived assets. Therefore all goodwill, intangible assets, impairment and restructuring charges have been allocated to corporate.

        As of December 31, 2004 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The following table presents the Company's revenues, operating income (loss), total assets, long-lived assets, capital expenditures, and depreciation and amortization expense by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. "Rest of World" is Latin America and properly reflects how the regions are analyzed by senior management. In the previously issued financial statements, the "Rest of World" was comprised of Latin America and Canada. For the years ended December 31, 2004, 2003 and 2002, the loss from operations for "North America" includes all impairment losses and acquisition related amortization expenses.

(In thousands)	North America	Europe	Asia	Rest of World	Total
Revenues:
2004	$53,401	$20,446	$26,602	$1,063	$101,512
2003	46,597	15,252	24,086	1,212	87,147
2002	64,640	14,038	23,391	624	102,693
Income (loss) from operations:
2004	$(21,395)	$9,055	$17,222	$918	$5,800
2003	(67,054)	(2,880)	14,405	1,197	(54,332)
2002	(124,082)	(8,862)	12,286	552	(120,106)
Total assets:
2004	$97,950	$6,618	$3,859	$—	$108,427
2003	76,683	6,616	3,029	—	86,328
2002	140,294	10,664	4,125	—	155,083
Long-lived assets:
2004	$6,018	$110	$19	$—	$6,147
2003	7,088	54	77	—	7,219
2002	40,736	723	270	—	41,729
Capital expenditures:
2004	$2,264	$94	$10	$—	$2,368
2003	2,371	58	7	—	2,436
2002	7,492	51	130	—	7,673
Depreciation and amortization expense:
2004	$3,786	$38	$74	$—	$3,898
2003	8,562	734	217	—	9,513
2002	16,840	603	89	—	17,532

17—Quarterly Information (Unaudited)

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$20,812	$21,079	$21,796	$23,460	$24,379	$25,262	$25,693	$26,178
Cost of revenues	10,885	16,933	9,751	10,782	8,822	9,722	9,477	10,031

Gross profit	9,927	4,146	12,045	12,678	15,557	15,540	16,216	16,147
Operating expenses:
Selling, general and administrative	11,206	9,845	8,376	8,142	8,090	7,981	8,727	8,978
Research and development	8,756	8,210	7,298	6,028	5,961	6,187	5,906	5,831
Impairment charges	—	18,319	—	—	—	—	—	—
Restructuring and other related charges	887	3,047	3,014	—	—	—	—	—

Total operating expenses	20,849	39,421	18,688	14,170	14,051	14,168	14,633	14,809

Operating income (loss)	(10,922)	(35,275)	(6,643)	(1,492)	1,506	1,372	1,583	1,338
Other income (expense), net	(735)	(1,350)	677	(151)	(838)	(320)	(453)	(21)

Income (loss) before income taxes	(11,657)	(36,625)	(5,966)	(1,643)	668	1,052	1,130	1,317
Income tax expense (benefit)	(74)	38	—	151	25	16	24	—

Net income (loss)	$(11,583)	$(36,663)	$(5,966)	$(1,794)	$643	$1,036	1,106	1,317

Basic and diluted net earnings (loss) per common share	$(0.32)	$(1.01)	$(0.16)	$(0.05)	$0.02	$0.02	$0.02	$0.03

        As reflected above, the Company's quarterly results are affected by charges related to impairments of assets and restructuring actions, among other items. Additional items affecting our quarterly results are as follows:

        During the fourth quarter of fiscal 2003, The Company (1) recorded two foreign currency transaction adjustments, netting to $0.3 million, which decreased loss before income taxes, (2) reversed a vacation accrual, which resulted in a decrease to loss before income taxes of $0.9 million, and (3) made an adjustment to decrease overhead costs capitalized in inventories totaling $0.8 million, which increased cost of revenues and, therefore, loss before income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

VALUATION AND QUALIFYING ACCOUNTS

Schedule II
(In thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of Year
12/31/02	$1,178	$123	$(322)	$979
12/31/03	$979	$124	$(108)	$995
12/31/04	$995	$151	$(142)	$1,004

(1)
Amounts include write-offs of accounts receivable deemed to be uncollectible.

Deferred Tax Valuation Allowance

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
12/31/02	$(74,649)	$(43,368)	$—	$(118,017)
12/31/03	$(118,017)	$(30,425)	$—	$(148,442)
12/31/04	$(148,442)	$(5,039)	$—	$(153,481)

ITEM 9A.    CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

C. Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

PART III

ITEM 10.    DIRECTORS OF THE REGISTRANT

        The following table lists our directors as of December 31, 2004:

Name	Age	Position
Robert P. Schechter	56	Chairman of the Board, President and Chief Executive Officer
William E. Foster(2)	60	Director
Ofer Gneezy(1)	53	Director
W. Frank King, Ph.D.(1)	65	Director
Pamela D. A. Reeve(1)	55	Director
Ronald W. White(2)	64	Director

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

        William E. Foster has served as a director of our Company since 2000. He has been, since 1997, a private investor. In 1980, Mr. Foster co-founded Stratus Computer, Inc., a manufacturer of fault-tolerant computer systems and served as its Chairman and Chief Executive Officer until 1997. Prior to 1980, Mr. Foster spent 14 years in the computer industry, serving as Vice President of Software for Data General Corporation and in management and technical positions with Hewlett Packard Company. Mr. Foster is a director of several privately held companies.

        Ofer Gneezy has served as adirector of our Company since2000. He was a co-founder, and has been, since 1997, President, Chief Executive Officer and a director of iBasis, Inc., a provider of Internet-based communications services for international carriers. From 1994 to 1996, Mr. Gneezy served as President of Acuity Imaging, Inc., a multinational company focused on the industrial automation industry. From 1980 to 1994, he was an executive of Automatix Inc. (a predecessor to Acuity Imaging), an industrial automation company, most recently serving as its President and Chief Executive Officer.

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

        Pamela D. A. Reeve has served as a director of our Company since 1997. She served from 1993 to 2004 as Chief Executive Officer and a director and, from 1989 to 1993, as President, Chief Operating Officer and a director of Lightbridge, Inc., a provider of products and services which enable wireless telecommunications carriers to improve customer acquisition and retention processes. From 1978 to 1989, she was with The Boston Consulting Group, a management consulting firm. Ms. Reeve is a director of American Tower Corporation, a provider of infrastructure facilities and services to the wireless, Internet and broadcasting industries.

        Ronald W. White has served as a director of our Company since 1988. Since 2002, he has been a consultant and private investor. From 1997 until 2002, he was a partner of Argo Global Capital, a venture capital firm. From 1983 until 2002, he was a partner of Advanced Technology Development Fund, also a venture capital firm. Mr. White is a director of AirNet Communications, a publicly traded company and several privately held companies.

ITEM 11. EXECUTIVE COMPENSATION

        The information appearing under the caption "Executive Compensation" (other than the information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Stockholder Return") of our Proxy Statement for our Annual Meeting of Stockholders to be held April 29, 2005 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" and "Equity Compensation Plans" of our Proxy Statement for our Annual Meeting of Stockholders to be held April 29, 2005 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We do not have any relationships, nor were we a party to any transaction, requiring disclosure under Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information is incorporated herein by reference to our definitive 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1) FINANCIAL STATEMENTS

The following are included in Part II of this report:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2003 and 2004.
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004.
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2003 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004.
Notes to the Consolidated Financial Statements.

(a)   (2) FINANCIAL STATEMENT SCHEDULES

The following are included on the indicated pages of this report:

Page No.
Schedule II – Valuation and Qualifying Accounts	75

        Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)   (3) EXHIBITS

        The Exhibit Index, appearing after the signature page, is incorporated herein by reference.

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

Signature	Title	Date

/s/ ROBERT P. SCHECHTER Robert P. Schechter	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2005
/s/ WILLIAM B. GERRAUGHTY, JR. William B. Gerraughty, Jr.	Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2005
/s/ ALEX N. BRAVERMAN Alex N. Braverman	Vice President, Chief Accounting Officer and Controller	March 16, 2005
/s/ WILLIAM E. FOSTER William E. Foster	Director	March 16, 2005
/s/ OFER GNEEZY Ofer Gneezy	Director	March 16, 2005
/s/ W. FRANK KING, PH.D. W. Frank King, Ph.D.	Director	March 16, 2005
/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	March 16, 2005
/s/ RONALD W. WHITE Ronald W. White	Director	March 16, 2005

Exhibit Index

        The Company will furnish to any stockholder who so requests, a copy of this annual report on Form 10-K, as amended, including a copy of any exhibit listed below, provided that The Company may require payment of a reasonable fee not to exceed our cost of furnishing such exhibit.

No.	Title
2.6*	Merger Agreement dated as of May 18, 2000 by and among the Registrant, NMS 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (filed with the Registrant's Form 8-K dated July 20, 2000).
2.7*	Asset Purchase Agreement dated October 15, 2001 by and between the Registrant and Lucent Technologies Inc. (filed with the Registrant's Form 10-Q for the quarter ended September 30, 2001).
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 10-K for the year ended December 31, 1995).
3.2*	By-laws of Registrant, as amended (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Form 8-K dated May 4, 2001).
4.1*	Specimen Certificate for the Common Stock (filed with the Registrant's registration statement on Form S-1 (#33-72596)).
4.2*	Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).
4.3*	First Supplemental Indenture dated as of October 11, 2000 by and between the Registrant and State Street Bank and Trust Company (filed with the Registrant's Form 8-K dated October 12, 2000).
4.4*	Form of Global Note (filed with the Registrant's Form 8-K dated October 12, 2000).
10.1#*	Employment agreement dated as of January 28, 2005 by and between the Registrant and D'anne Hurd (filed with the Registrant's Form 8-K dated February 15, 2005).
10.2#*	Severance Protection Agreement dated as of January 28, 2005 by and between the Registrant and D'anne Hurd (filed with the Registrant's Form 8-K dated February 15, 2005).
10.12#*	1993 Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.13#*	2003 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940) on June 19, 2003).
10.14#*	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333- 40940)).
10.19#*	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant's registration statement on Form S-8 (333-40940)).
10.20*	Lease Amendment between the Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant's Form 10-K for the year ended December 31, 1996).
10.23#*	2000 Equity Incentive Plan (filed with the Registrant's registration statement on Form S-8 (333-40940)).

10.27*	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant's Form 10-Q for the quarter ended March 31, 2001).
10.29*	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (filed with the Registrant's Form 8-K dated December 14, 2001).
10.30*
Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent's Voice Quality Business (filed with the Registrant's Form 8-K dated December 14, 2001).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the registration statement or report indicated.

#
Management contract or compensatory plan or arrangement.

QuickLinks

PART I
PART II
Report of Independent Registered Public Accounting Firm
NMS Communications Corporation Consolidated Balance Sheets
NMS Communications Corporation Consolidated Statements of Operations
NMS Communications Corporation Consolidated Statements of Stockholders' Equity
NMS Communications Corporation Consolidated Statements of Cash Flows
VALUATION AND QUALIFYING ACCOUNTS Schedule II (In thousands)
PART III
PART IV