Form 10-Q
period 2005-03-31
NMS COMMUNICATIONS CORP
filed 2005-05-10
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

Or

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  YES  ☒             NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).                  YES  ☒             NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,848,342 shares of Common Stock, $0.01 par value, outstanding at May 6, 2005.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

(in thousands except share data)

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$45,072	$33,804
Marketable securities	32,157	46,815
Accounts receivable, net of allowance for doubtful accounts of $956 and $1,004, respectively	11,943	14,315
Inventories	3,207	3,446
Prepaid expenses and other assets	2,861	2,539
Total current assets	95,240	100,919

Property and equipment, net of accumulated depreciation and amortization of $32,309 and $32,082, respectively	6,763	6,147
Other assets, net	1,314	1,361
Total assets	$103,317	$108,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,494	$4,728
Deferred revenue	3,906	4,620
Accrued expenses and other liabilties	8,294	10,706
Short-term debt obligations	19,942	19,942
Total current liabilities	36,636	39,996

Common stock, $0.01 par value, 125,000,000 shares authorized at March 31, 2005 and December 31, 2004; 47,773,356 and 47,369,352 shares issued and outstanding March 31, 2005 and December 31, 2004, respectively;	478	474
Additional paid-in capital	413,734	412,989
Accumulated deficit	(344,834)	(342,732)
Accumulated other comprehensive loss	(2,697)	(2,300)
Stockholders’ equity	66,681	68,431
Total liabilities and stockholders’ equity	$103,317	$108,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(in thousands except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

Revenues	$22,600	$24,379

Cost of revenues	9,518	8,822

Gross profit	13,082	15,557

Operating expenses:
Selling, general and administrative	8,942	8,090
Research and development	6,192	5,961
Total operating expenses	15,134	14,051

Operating income (loss)	(2,052)	1,506

Other income (expense):
Interest expense	(279)	(803)
Interest income	359	121
Loss on extinguishment of debt	—	(148)
Other	70	(8)
Other income (expense), net	150	(838)

Income (loss) before income taxes	(1,902)	668

Income tax expense	200	25

Net income (loss)	$(2,102)	$643

Basic earnings (loss) per share	$(0.04)	$0.02

Weighted average basic shares outstanding	47,573	38,340

Diluted earnings (loss) per share	$(0.04)	$0.02

Weighted average diluted shares outstanding	47,573	41,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$(2,102)	$643
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	838	1,249
Loss on extinguishment of debt	—	148
Loss on impairment and disposal of fixed assets	—	77
Foreign exchange translation gain on intercompany debt	(226)	(31)
Changes in assets and liabilities:
Accounts receivable	2,372	415
Inventories	239	415
Prepaid expenses and other assets	(531)	(67)
Income tax receivable	151	—
Accounts payable	(230)	(52)
Deferred Revenue	(714)	(50)
Accrued expenses and other liabilities	(2,344)	832
Net cash provided by (used in) operating activities	(2,547)	3,579
Cash flow from investing activities:
Purchases of property and equipment	(1,285)	(660)
Purchases of marketable securities	(6,461)	—
Proceeds from the maturity and sale of marketable securities	21,000	—
Net cash provided by (used in) investing activities	13,254	(660)
Cash flow from financing activities:
Repurchase of convertible notes	—	(13,513)
Proceeds from issuance of common stock, net of issuance costs	748	51,250
Net cash provided by financing activities	748	37,737
Effect of exchange rate changes on cash	(187)	(27)
Net increase in cash and cash equivalents	11,268	40,629
Cash and cash equivalents, beginning of period	33,804	59,917
Cash and cash equivalents, end of period	$45,072	$100,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A.    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of operations for the three month periods ending March 31, 2005 and 2004 and the statement of cash flows for the three month periods ended March 31, 2005 and 2004 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).  The financial information included herein has been prepared without audit.  The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004.

In the opinion of management, all adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The operating results for the three month period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the fair value of each stock-based award granted by the Company has been estimated on the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per share as if the fair value method prescribed in SFAS No. 123 had been applied to the Company’s stock option and stock purchase plan and recorded in the consolidated financial statements:

	Three months ended
	March, 31
(in thousands except per share data)	2005	2004
Net income (loss), as reported	$(2,102)	$643
Add: Stock-based employee compensation expense included in net income (loss)	—	28

Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,563)	(403)
Pro forma net income (loss)	$(3,665)	$268
Loss per share:
Basic net income (loss) per common share, as reported	$(0.04)	$0.02
Diluted net income (loss) per common share, as reported	$(0.04)	$0.02
Basic net income (loss) per common share, pro forma	$(0.08)	$0.01
Diluted net income (loss) per common share, pro forma	$(0.08)	$0.01

C.    BUSINESS AND CREDIT CONCENTRATION

At March 31, 2005, LogicaCMG, represented 17.2% of the Company’s outstanding net accounts receivable.  At December 31, 2004, Avaya, Inc. and a channel distributor in the United States of America, represented 22.4% and 12.2%, respectively, of the Company’s outstanding net accounts receivable balance.

A channel distributor in the United States of America represented 10.2% of the Company’s revenues for the three months ended March 31, 2005.

Lucent Technologies Inc. ("Lucent") represented 14.3% of the Company’s revenues for the three months ended March 31, 2004.

D.    EARNINGS PER SHARE

The following table provides the basic and diluted income (loss) per share computations:

	Three months ended
	March 31,
(in thousands except per share data)	2005	2004

Net income (loss)	$(2,102)	$643

Basic earnings (loss) per share	$(0.04)	$0.02

Weighted average basic shares outstanding	47,573	38,340

Diluted earnings (loss) per share	$(0.04)	$0.02

Weighted average diluted shares outstanding	47,573	41,252

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options or the net loss position of the Company. The number of options that were antidilutive for the three months ended March 31, 2005 was 8,392,424 which represents all outstanding stock options as of March 31, 2005 due to the net loss position of the Company.  The number of options that were antidilutive for the three months ended March 31, 2004 was 1,929,253.

E.     RESTRUCTURING AND OTHER RELATED CHARGES

The Company did not record a restructuring charge in either the three months ended March 31, 2005 or the year ended December 31, 2004.

The following table sets forth activity during the first three months of 2005, related to restructuring actions taken in fiscal years 2002 and 2003:

(in thousands)	Employee Related	Facility Related	Other	Total
Restructuring accrual balance at December 31, 2004	$102	$1,196	$11	$1,309
Cash payments	(64)	(74)	(11)	(149)
Restructuring accrual balance at March 31, 2005	$38	$1,122	$—	$1,160

The remaining accrual balances for employee related and facility related charges are expected to be settled in cash over the next one and four years, respectively.

F.     INVESTMENTS

The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are stated at market value, with unrealized gains and losses reflected in other comprehensive loss in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses on marketable securities are included in interest income and are derived using the specific identification method for determining the cost of securities. The Company periodically evaluates the carrying value of its investments for other than temporary impairment.

Investments in marketable securities categorized as “available for sale” are carried at fair value and consist of the following:

	as of December 31, 2004
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market fund	$10,349	—	—	$10,349
U.S. government and agency bonds	46,923	—	(108)	46,815
	57,272	—	(108)	57,164

Included in cash and cash equivalents	10,349	—	—	10,349

Marketable securities	$46,923	$—	$(108)	$46,815

	as of March 31, 2005
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market fund	$19,777	—	—	$19,777
U.S. government and agency bonds	37,482	—	(93)	37,389
	57,259	—	(93)	57,166

Included in cash and cash equivalents	25,009	—	—	25,009

Marketable securities	$32,250	$—	$(93)	$32,157

As of March 31, 2005 marketable securities of approximately $32.2 million are due to mature within one year. Net unrealized losses at March 31, 2005 and December 31, 2004 were both $0.1 million.

For the three months ended March 31, 2005, proceeds from the maturity of marketable securities were $21.0 million. For the three months ended March 31, 2005, there were no gross realized gains or losses from the sale of securities.

For the three months ended March 31, 2004, there were no proceeds from the maturity of marketable securities. For the three months ended March 31, 2004, there were no gross realized gains or losses from the sale of securities.

G.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories, as of March 31, 2005 and December 31, 2004, were comprised of the following:

	March 31,	December 31,
(in thousands)	2005	2004

Raw materials	$228	$161
Work in process	217	323
Inventory at customer sites	1,322	1,755
Finished goods	1,440	1,207
	$3,207	$3,446

H.    SEGMENT AND GEOGRAPHIC INFORMATION

In 2005, we reorganized our business segments into the following four units: the Platform Solutions (PS) business unit, the Network Solutions (NS) business unit, the Network Infrastructure (NI) business unit and the Corporate business unit. The PS business unit consists of products and services, which we refer to as systems building blocks, that provide connectivity to communications networks, call processing, real-time media processing, APIs and other application development software tools. The NS business unit consists of a multi-application enhanced services delivery system and a personalized mobile entertainment application called MyCaller. The NI business unit consists of two product lines.  The first product line is our wireless backhaul optimizer product, AccessGate, a product designed to lower carriers’ operating expenses in TDMA, GSM, universal mobile telecommunications system (UMTS) or EDGE networks by reducing the number of radio access network leased lines through advanced optimization techniques. The second product line consists of our voice quality enhancement and echo cancellation products, systems and services formerly within the Voice Quality Systems business unit. The Corporate business unit contains all charges related to the Company’s finance, legal, human resources and executive groups as well as all charges related to goodwill, intangible asset, impairment and restructuring.  In 2004, MyCaller and its related products, now the NS business unit, were within the PS business unit and the Voice Quality Systems business was a separate business unit.

Management makes operating decisions and assesses the performance of individual business segments on a basis that excludes from consideration intangible assets, amortization of intangible assets, restructuring and other related costs and impairments of long-lived assets. Therefore, all goodwill, intangible assets, impairment and restructuring charges have been allocated to Corporate.

As of March 31, 2005, the Company had operations established in 11 countries outside the United States and its products were being sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table presents the Company’s revenues and operating income (loss), by business unit and by geographic segment. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold.  The tables, for periods, reflect the current business unit structure described above.

	Three Months ended
(in thousands)	March 31,
	2005	2004
Revenues by business unit
Platform Solutions	$18,184	$19,627
Network Solutions	945	—
Network Infrastructure	3,471	4,752
Total revenues	$22,600	$24,379

Operating income (loss) by business unit
Platform Solutions	$5,960	$7,084
Network Solutions	(2,286)	(2,441)
Network Infrastructure	(2,305)	(833)
Corporate	(3,421)	(2,304)
Total operating income (loss)	$(2,052)	$1,506

Revenues by geographic area
North America	$8,713	$12,082
Europe	7,058	5,706
Asia	6,580	6,310
Latin America	249	281
Total revenues	$22,600	$24,379

Operating income (loss) by geographic area
North America	$(7,672)	$(4,711)
Europe	1,566	1,391
Asia	3,857	4,555
Latin America	197	271
Total operating income (loss)	$(2,052)	$1,506

I.      COMPREHENSIVE INCOME (LOSS)

The following table presents the Company’s comprehensive income (loss) for the stated periods.

	Three Months ended
	March 31,
(in thousands)	2005	2004

Net income (loss)	$(2,102)	$643
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(411)	(33)
Change in market value of available for sale securities	14	—
Comprehensive income (loss)	$(2,499)	$610

J.     SHORT-TERM DEBT

Effective October 11, 2000, the Company issued $175.0 million aggregate principal amount of convertible subordinated notes (the “Notes”). The Notes are convertible into shares of the Company’s common stock at any time after 90 days following the last day of the original issuance of the Notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The Notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The Notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. Since the issuance of the Notes, the Company has repurchased $155.1 million aggregate principal amount of the Notes.  At March 31, 2005, the Company had $19.9 million aggregate principal amount of the Notes outstanding.

In the three months ended March 31, 2005, the Company retired no debt. In the three months ended March 31, 2004, the Company used cash of $13.5 million to extinguish $13.2 million face value of the Notes and related accrued interest

K.    EQUITY

During the each of the three month periods ended March 31, 2005 and 2004, employees, including certain executive officers, of the Company exercised 0.4 million stock options. Cash proceeds provided by the issuance of common stock related to employee stock option exercises were $0.7 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively.

On March 17, 2004, the Company sold 9,200,000 shares of common stock at $5.75 per share.  The net proceeds of the offering were $49.5 million.

L.    COMMITMENTS AND CONTINGENCIES

Guarantees

The Company’s hardware products are generally sold with an 18-24 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty reserve is based on historical experience by product, configuration and geographic region.

Changes in the warranty reserves were as follows:

	For the period ended
	March 31,	December 31,
(in thousands)	2005	2004

Beginning balance	$342	$332
Provisions for warranty	59	250
Consumptions of reserves	(56)	(240)
Ending balance	$345	$342

M.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company expects the adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations.  We currently measure compensation costs related to share-based payment transactions as set forth in Note B to the Consolidated Financial Statements for pro forma information required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

In December 2004, the FASB issued FASB Staff Position No. SFAS-109-2 (“SFAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. ” See “Income Tax Expense” under “Results of Operations” for further information regarding SFAS 109-2.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. Our products include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer.  Our products address a wide range of our customers’ needs, as they seek to develop and deploy enhanced voice and data services and applications, and to improve the quality and efficiency of communications networks. Telecommunications operators use our products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use our products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. We sell our products worldwide through our direct sales force, as well as through channel and system integrator partners. Our customers include leading telecommunications operators and network equipment and application providers such as Vodafone, Ericsson, LogicaCMG, Alcatel, Comverse, NTT DoCoMo, Avaya, Lucent, Huawei, Cisco, SFR Cegetel, Siemens, European Computer Telecommunications, Microsoft and SER Solutions.

In 2005, we reorganized our business segments into the following four units: the Platform Solutions (PS) business unit, the Network Solutions (NS) business unit, the Network Infrastructure (NI) business unit and the Corporate business unit. The PS business unit consists of products and services, which we refer to as systems building blocks, that provide connectivity to communications networks, call processing, real-time media processing, APIs and other application development software tools. The NS business unit consists of a multi-application enhanced services delivery system and a personalized mobile entertainment application called MyCaller. The NI business unit consists of two product lines.  The first product line is our wireless backhaul optimizer product, AccessGate, a product designed to lower carriers’ operating expenses in TDMA, GSM, universal mobile telecommunications system (UMTS) or EDGE networks by reducing the number of radio access network leased lines through advanced optimization techniques. The second product line consists of our voice quality enhancement and echo cancellation products, systems and services formerly within the Voice Quality Systems business unit. The Corporate business unit contains all charges related to the Company’s finance, legal, human resources and executive groups as well as all charges related to goodwill, intangible asset, impairment and restructuring.  In 2004, MyCaller and its related products, now the NS business unit, were within the PS business unit and the Voice Quality Systems business was a separate business unit.

Management’s focus in 2005 is to continue to grow our existing business, particularly in the area of wireless operators, and to increase the volume of orders received and revenues related to our new product initiatives. We are planning to launch our first video product offering in late 2005. In the second half of 2004, we obtained our first orders for our MyCaller and AccessGate products. We recognized our first revenues related to these products in the fourth quarter of 2004 and first quarter of 2005.

We experienced our first loss in five quarters in the quarter ended March 31, 2005.  The loss was a result of lower than expected sales from our PS business unit, particularly in North America, and higher than expected corporate selling, general and administrative expenses.  Each of these variances is discussed below. We expect revenues to grow in all business units in subsequent quarters and we expect to return to profitability during 2005.

During the three months ended March 31, 2005, we retired no convertible debt.  As of March 31, 2005 we had $19.9 million in convertible debt outstanding.

RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of product sales and, to a lesser extent, sales of services provided to our customers by our PS, NS and NI business units. The PS business unit revenues consist of sales of our systems building block products and services.  The NS business unit revenues consist of sales of MyCaller product and services. The NI business unit revenues consist of sales of AccessGate and our voice quality enhancement and echo cancellation products, systems and services.  The revenues in the table below for the three months ended March 31, 2004 and 2005, reflect the current business unit structure discussed above.

	For the three months ended March 31,
	2005		2004
(in millions)	Amount	% of revenue	Amount	% of revenue	Change
PS	$18.2	80.4%	$19.6	80.5%	(7.4)%
NS	0.9	4.2%	—	0.0%
NI	3.5	15.4%	4.8	19.5%	(27.0)%
Total revenues	$22.6	100%	$24.4	100%	(7.3)%

Our revenue decline in the three months ended March 31, 2005 is attributed to a decrease in revenues from the PS and NI business units offset by a slight increase of revenues in the NS business unit. The decrease in the PS business unit was attributable primarily to decreased sales to original equipment manufacturers (“OEMs”) and solution provider customers in North America, reflecting their decreased demand for product.

The decrease in NI business unit revenues was primarily due to a decrease in royalty fees and a decline in the market for the echo cancellation product line.  This decrease was offset by revenue related to AccessGate reflecting our first sales in this product area.  During the first quarter of 2004 we received $1.1 million in royalty fees.  We did not receive royalty fees in the first quarter of 2005.  We expect our revenues in the echo cancellation product line to trend slightly higher in future quarters of 2005.

The increase in the NS business unit revenues is due to our recognition of sales from the recently introduced MyCaller products and services.

A channel distributor in the United States of America represented 10.2% of our revenues for the three months ended March 31, 2005.  Lucent represented 14.3% of our revenues for the three months ended March 31, 2004.

	For the three months ended March 31,
	2005		2004
(in millions)	Amount	% of revenue	Amount	% of revenue	Change
North America	$8.7	38.6%	$12.1	49.6%	(27.9)%
International	13.9	61.4%	12.3	50.4%	12.9%
Total revenues	$22.6	100.0%	$24.4	100.0%	(7.3)%

We have experienced growth in both our Asian and European markets with Europe having the highest sales growth due to recognition of revenues from MyCaller and AccessGate.  We further expect that our European market will begin to see more revenue associated with the MyCaller and AccessGate products in 2005.

Gross Profit

Cost of revenues consists primarily of product cost, cost of services provided to our customers and overhead associated with testing and fulfillment operations.  Our manufacturing process is outsourced to a contract manufacturer.

	For the three months ended March 31,
	2005		2004
(in millions)	Amount	% of revenue	Amount	% of revenue	Change
Revenues	$22.6	100.0%	$24.4	100.0%	(7.3)%
Cost of revenues	9.5	42.1%	8.8	36.2%	7.9%
Gross profit	$13.1	57.9%	$15.6	63.8%	(15.9)%

The decline in gross margin was primarily driven by decreased volume and a change in product mix.  The initial sales of the MyCaller and AccessGate systems have a lower margin versus our traditional product lines.  We expect margins for MyCaller and AccessGate to improve as volume and software content increases.

Our cost of revenues for the three months ended March 31, 2005 consisted primarily of product cost of $6.4 million, cost of services provided to our customers of $2.0 million and overhead associated with testing and fulfillment operations of $1.1 million.

Our cost of revenues for the three months ended March 31, 2004 consisted primarily of product cost of $5.8 million, cost of services provided to our customers of $1.7 million and overhead associated with testing and fulfillment operations of $1.3 million.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities.

	For the three months ended March 31,
	2005		2004
(in millions)	Amount	% of revenue	Amount	% of revenue	Change
Selling, general and administrative expenses	$8.9	39.6%	$8.1	33.2%	10.5%

Selling, general and administrative expense increased in 2005 when compared to the first quarter of 2004.  The primary reasons for the increase were severance expenses of $0.2 million, increases in legal expenses of $0.2 million and increases in audit related expenses of $0.2 million.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products.

	For the three months ended March 31,
	2005		2004
(in millions)	Amount	% of revenue	Amount	% of revenue	Change
Research and development	$6.2	27.4%	$6.0	24.5%	3.9%

The increase in research and development expense was primarily due to investing research and development expenditures in both MyCaller and AccessGate, with the expectation that those products will begin to contribute to revenues in 2005, in addition to ongoing PS product development.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, losses realized on the repurchase of convertible debt and foreign currency translation gains and losses.

	For the three months ended March 31,
(in millions)	2005	2004
Interest income	$0.4	$0.1
Interest expense	(0.3)	(0.8)
Loss on extinguishment of debt	—	(0.1)
Other	0.1	—
Other income (expense), net	$0.2	$(0.8)

The increase in interest income earned for the three months ended March 31, 2005 compared to that earned in 2004 is primarily due to an increase in our cash, cash equivalents and marketable securities as a result of proceeds of $49.5 million from our underwritten public offering in March 2004. The increase is also attributable to the utilization of an investment strategy that has yielded greater return on our investments.  The decrease in interest expense in 2005 compared to 2004 is attributed to the repurchase and retirement of outstanding convertible debt through 2004.  Included in Other is a $226,000 foreign exchange translation gain on intercompany debt.

Income Tax Expense

Income tax expense for the three months ended March 31, 2005 was $200,000. The income tax expense for the three months ended March 31, 2004 was $25,000.  Income tax expense is primarily due to foreign taxes incurred by our foreign subsidiaries.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $147.2 million at December 31, 2004, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also had foreign net operating loss carryforwards of approximately $55.5 million. We had $6.1 million of tax credits that were composed of federal research and development credits, foreign tax credits and state and local credits. These credits began to expire in 2004. During 2004, we did not utilize any of our net operating loss carryforwards.

Based upon available evidence, management believes that the realization of certain deferred tax assets is unlikely and, accordingly has established a full valuation allowance against those assets. During fiscal year 2004, the deferred tax asset valuation allowance increased by $11.6 million, primarily as the result of additional net operating loss carryforwards and the amortization of intangible assets. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $6.5 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which, when realized, will be allocated directly to additional paid-in capital. We did not release any of our valuation allowances in 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS-109-2 (“SFAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act of 2004 (“the Act”) was passed in October 2004.  The Act contains certain tax incentives including a deduction for income from qualified production activities and an 85% dividends received deduction for certain dividends from controlled foreign corporations.  These incentives are subject to a number of limitations.  At this time, none of these incentives are expected to have a significant impact on our income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

	For the period ended
	March 31,	December 31,
(in millions)	2005	2004
Cash, cash equivalents and marketable securities	$77.2	$80.6
Working capital	$58.6	$60.9

As of March 31, 2005, our principal sources of liquidity included cash, cash equivalents and marketable securities of $77.2 million. As of March 31, 2005, our working capital was approximately $58.6 million. As of March 31, 2005 our total investments were $57.2 million of which $25.0 million represents cash equivalents and $32.2 million represents short-term securities. Cash provided by the issuance of common stock related to employee stock option exercises and employee stock purchases for the three months ended March 31, 2005 was $0.7 million. During the three months ended March 31, 2004, we completed the sale of 9.2 million shares of common stock in an underwritten public offering which resulted in net proceeds of $49.5 million. We retired $37.8 million of our convertible subordinated notes with the net proceeds and intend to use the remaining net proceeds from the sale of the stock for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and/or repayment of our remaining convertible subordinated notes due in October 2005. The majority of proceeds were invested in short-term and long-term marketable securities.  We had no significant capital spending or purchase commitments other than facilities leases and open purchase orders in the ordinary course of business.

As of March 31, 2005, we believe that our available cash and cash equivalents will be sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of product. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Effective October 11, 2000, the Company issued $175.0 million aggregate principal amount of convertible subordinated notes (the “Notes”). The Notes are convertible into shares of the Company’s common stock at any time after 90 days following the last day of the original issuance of the Notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The Notes bear interest at a rate of 5% per year payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The Notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. Since the issuance of the Notes, the Company has repurchased $155.1 million aggregate principal amount of the Notes.  At March 31, 2005, the Company had $19.9 million aggregate principal amount of the Notes outstanding.

We may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, or for competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot provide assurance that additional funding will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not have an adverse impact on our earnings. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of revenue we will be able to achieve in the future, the successful introduction of new products and potential acquisitions of related businesses and/or technologies.

	For the three months ended March 31,
(in millions)	2005	2004
Net cash provided by (used in):
Operating activities	$(2.5)	$3.6
Investing activities	$13.3	$(0.7)
Financing activities	$0.7	$37.7

Cash provided by operations for the three months ended March 31, 2005 and 2004 was ($2.5) million and $3.6 million, respectively. In such periods, we incurred a net income (loss) of ($2.1) million and $0.6 million in 2005 and 2004, respectively. Included in net income (loss) for the three months ended March 31, 2005 and 2004 are $0.8 million and $1.3 million, respectively, of non-cash charges for depreciation and amortization of property and equipment, amortization of debt issuance costs, foreign currency gain on intercompany debt and amortization of deferred stock compensation expense. We also realized a gross loss on the extinguishment of long-term debt of $0.1 million in the three months ended March 31, 2004.  The change in operating assets and liabilities generated positive (negative) cash flow of ($1.1) million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. The change in operating assets and liabilities was primarily attributable to the changes in accounts receivable and accrued expenses and other current liabilities.  Accounts receivable balances, as of the period ended March 31, 2005 versus December 31, 2005, have decreased proportionately to our decrease in revenue over the same periods.  The decrease in accrued expenses and other current liabilities is attributable to the decrease in our deferred revenue for initial shipments of MyCaller and AccessGate as well as payments under the 2004 bonus plan.

Cash provided by (used in) investing activities for the three months ended March 31, 2005 and 2004 was $13.3 million and ($0.7) million respectively. Cash was used for purchases of property and equipment of $1.3 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. Cash was used to purchase additional marketable securities totaling $6.5 million in the three months ended March 31, 2005. The Company received proceeds from the maturity of marketable securities of $21.0 million in the three months ended March 31, 2005.

Cash provided by (used in) financing activities in the three months ended March 31, 2005 and 2004 was $0.7 million and $37.7 million, respectively.  In the three months ended March 31, 2005, $0.7 million of cash was provided through the exercise of employee stock options.  We expect to repay the remaining principal amount of short-term debt of $19.9 million together with related accrued interest in October, 2005.

In the three months ended March 31, 2004, we used cash of $13.5 million to extinguish $13.2 million principal amount of convertible debt and related accrued interest, $49.5 million of cash was provided through the sale of 9.2 million shares of common stock, while additional cash of $1.8 million was provided through the exercise of employee stock options and employee stock purchases.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in the contractual obligations table below and in our consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit. The following table details our future payments due under contractual obligations.

	Remaining Payments Due by Period
	(in thousands)
Contractual Obligations	2005	2006	2007	2008	2009	2010	Thereafter	Total
Property leases	$3,338	$4,020	$3,444	$3,144	$2,865	$2,785	$3,949	$23,545
Operating leases	53	70	70	70	65	50	—	$378
Open purchase orders	2,934	—	—	—	—	—	—	2,934
Convertible notes and related accrued interest	20,400	—	—	—	—	—	—	20,400
Total Contractual Obligations	$26,725	$4,090	$3,514	$3,214	$2,930	$2,835	$3,949	$47,257

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company expects the adoption of SFAS No. 123(R) will have a material adverse impact on our consolidated results of operations.  We currently measure compensation costs related to share-based payment transactions as set forth in Note B to the Consolidated Financial Statements for pro forma information required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

In December 2004, the FASB issued FASB Staff Position No. SFAS-109-2 (“SFAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” See “Income Tax Expense” under “Results of Operations” for further information regarding SFAS 109-2.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors and other risks.  These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2004.  We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in its 2004 Annual Report on Form 10-K.

Our financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at March 31, 2005 and December 31, 2004. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity.  Fair value of short-term debt at both March 31, 2005 and December 31, 2004 is approximately $19.8 million. Short-term debt is recorded at its face value.

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective.

B.  Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to the Company’s business. However, we have no material legal proceedings currently pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Amended and Restated 2000 Equity Incentive Plan*
10.2	Form of Incentive Stock Option Agreement (Executive Officers)*
10.3	Form of Non-Statutory Stock Option Agreement (Executive Officers)*
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Related to management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: May 10, 2005	By:	/S/ Robert P. Schechter

Robert P. Schechter

President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: May 10, 2005	By:	/S/ D’Anne Hurd
D’Anne Hurd
Senior Vice President of Finance,

Chief Financial Officer and Treasurer