Form 10-Q
period 2005-06-30
NMS COMMUNICATIONS CORP
filed 2005-08-09
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,964,984 shares of Common Stock, $0.01 par value, outstanding at August 5, 2005.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

(In thousands except share data)

(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$40,651	$33,804
Marketable securities	34,189	46,815
Accounts receivable, net of allowance for doubtful accounts of $917 and $1,004, respectively	16,073	14,315
Inventories	2,953	3,446
Prepaid expenses and other assets	3,166	2,539
Total current assets	97,032	100,919

Property and equipment, net of accumulated depreciation and amortization of $32,825 and $32,082, respectively	6,911	6,147
Other assets, net	1,272	1,361
Total assets	$105,215	$108,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,028	$4,728
Accrued expenses and other liabilties	8,841	10,706
Deferred revenue	4,472	4,620
Short-term debt obligations	19,942	19,942
Total current liabilities	38,283	39,996

Commitments and contingencies (note L)

Stockholders’ equity:
Common stock, $0.01 par value, 125,000,000 shares authorized at June 30, 2005 and December 31, 2004; 47,954,417 and 47,369,352 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively;	480	474
Additional paid-in capital	414,112	412,989
Accumulated deficit	(344,524)	(342,732)
Accumulated other comprehensive loss	(3,136)	(2,300)
Total stockholders’ equity	66,932	68,431
Total liabilities and stockholders’ equity	$105,215	$108,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$25,421	$25,262	$48,021	$49,641

Cost of revenues	9,644	9,722	19,162	18,544

Gross profit	15,777	15,540	28,859	31,097

Operating expenses:
Selling, general and administrative	9,344	7,981	18,286	16,071
Research and development	6,323	6,187	12,515	12,148
Total operating expenses	15,667	14,168	30,801	28,219

Operating income (loss)	110	1,372	(1,942)	2,878

Other income (expense):
Interest income	350	264	709	385
Interest expense	(281)	(647)	(560)	(1,450)
Loss on extinguishment of debt	—	—	—	(148)
Other	416	63	486	55
Other income (expense), net	485	(320)	635	(1,158)

Income (loss) before income taxes	595	1,052	(1,307)	1,720

Income tax expense	285	16	485	41

Net income (loss)	$310	$1,036	$(1,792)	$1,679

Basic earnings (loss) per share	$0.01	$0.02	$(0.04)	$0.04

Weighted average basic shares outstanding	47,876	46,680	47,650	42,557

Diluted earnings (loss) per share	$0.01	$0.02	$(0.04)	$0.04

Weighted average diluted shares outstanding	48,144	49,261	47,650	45,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$(1,792)	$1,679
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,515	2,169
Write-off of debt issuance cost	—	135
Loss on extinguishment of debt	—	148
Loss on disposal of fixed assets	—	77
Foreign exchange translation gain on intercompany debt	(622)	(138)
Changes in assets and liabilities:
Accounts receivable	(1,758)	(147)
Inventories	493	699
Prepaid expenses and other assets	(776)	(795)
Accounts payable	308	(506)
Accrued expenses and other liabilities	(1,725)	(1,030)
Deferred revenue	(148)	795
Net cash provided by (used in) operating activities	(4,505)	3,086
Cash flow from investing activities:
Purchases of property and equipment	(2,142)	(1,459)
Purchases of marketable securities	(31,381)	(45,635)
Proceeds from the maturity of marketable securities	44,000	—
Net cash provided by (used in) investing activities	10,477	(47,094)
Cash flow from financing activities:
Repurchase of convertible notes	—	(13,514)
Proceeds from issuance of common stock, net of issuance costs	1,129	52,909
Net cash provided by financing activities	1,129	39,395
Effect of exchange rate changes on cash	(254)	58
Net increase (decrease) in cash and cash equivalents	6,847	(4,555)
Cash and cash equivalents, beginning of period	33,804	59,917
Cash and cash equivalents, end of period	$40,651	$55,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A.                                    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2005 and the condensed consolidated statements of operations for the three and six month periods ending June 30, 2005 and 2004 and the statement of cash flows for the six month periods ended June 30, 2005 and 2004 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).  The financial information included herein has been prepared without audit.  The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004.

In the opinion of management, all adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004. In addition, certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per share as if the fair value method prescribed in FAS No. 123 had been applied to the Company’s stock option and stock purchase plan and recorded in the consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2005	2004	2005	2004
Net income (loss), as reported	$310	$1,036	$(1,792)	$1,679
Add: Stock-based employee compensation expense included in net income (loss)	—	27	—	55
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,943)	(1,634)	(3,506)	(2,037)
Pro forma net loss	$(1,633)	$(571)	$(5,298)	$(303)
Income (loss) per share:
Basic net income (loss) per common share, as reported	$0.01	$0.02	$(0.04)	$0.04
Diluted net income (loss) per common share, as reported	$0.01	$0.02	$(0.04)	$0.04
Basic net loss per common share, pro forma	$(0.03)	$(0.01)	$(0.11)	$(0.01)
Diluted net loss per common share, pro forma	$(0.03)	$(0.01)	$(0.11)	$(0.01)

C.            BUSINESS AND CREDIT CONCENTRATION

At June 30, 2005, Lucent Technologies, Inc. (“Lucent”) and Ericsson, represented 36.2% and 11.6%, respectively, of the Company’s outstanding net accounts receivable.  At December 31, 2004, Avaya, Inc. and a channel partner in the United States of America represented 22.4% and 12.2%, respectively, of the Company’s outstanding net accounts receivable balance.

Lucent represented 25.6% and 15.9% of the Company’s revenues for the three and six months ended June 30, 2005, respectively.

Sun Microsystems Inc. represented 11.1% of the Company’s revenues for the three months ended June 30, 2004.  Lucent represented 11.6% of the Company’s revenues for the six months ended June 30, 2004.

D.            EARNINGS PER SHARE

The following table provides the basic and diluted income (loss) per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2005	2004	2005	2004

Net income (loss)	$310	$1,036	$(1,792)	$1,679

Weighted average basic shares outstanding	47,876	46,680	47,650	42,557

Dilutive Effect of:
Options to purchase common shares	268	2,581	—	2,707

Weighted average diluted shares outstanding	48,144	49,261	47,650	45,264

Basic earnings (loss) per share	$0.01	$0.02	$(0.04)	$0.04

Diluted earnings (loss) per share	$0.01	$0.02	$(0.04)	$0.04

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options or the net loss position of the Company.  The number of options that were antidilutive for the three months ended June 30, 2005 and 2004 were 5,520,387 and 1,866,431, respectively. The number of options that were antidilutive for the six months ended June 30, 2005 and 2004 were 8,051,765 and 2,097,641, respectively. All of the Company’s outstanding options were antidilutive for the six month period ending June 30, 2005 due to the net loss position of the Company.

E.              RESTRUCTURING AND OTHER RELATED CHARGES

The following table sets forth activity during the first six months of 2005, related to restructuring actions taken in fiscal years 2002 and 2003:

	Employee	Facility
(In thousands)	Related	Related	Other	Total
Restructuring accrual balance at December 31, 2004	$102	$1,196	$11	$1,309
Cash payments	(102)	(147)	(11)	(260)
Restructuring accrual balance at June 30, 2005	$—	$1,049	$—	$1,049

The remaining accrual balances for facility related charges are expected to be settled in cash within the next four years.

F.              INVESTMENTS

The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are recorded at market value, with unrealized gains and losses reflected in other comprehensive loss in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses on marketable securities are included in interest income and are derived using the specific identification method for determining the cost of securities. The Company periodically evaluates the carrying value of its investments for other than temporary impairment.

Investments in marketable securities categorized as “available-for-sale” are carried at fair value and consist of the following:

	June 30, 2005
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Money market fund	$5,023	$—	$—	$5,023
U.S. government, U.S. agency and U.S. mortgage backed bonds	48,922	—	(53)	48,869
	$53,945	$—	$(53)	$53,892

Included in cash and cash equivalents	19,703	—	—	19,703
Marketable securities	$34,242	$—	$(53)	$34,189

	December 31, 2004
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Money market fund	$10,349	$—	$—	$10,349
U.S. government, U.S. agency and U.S. mortgage backed bonds	46,923	—	(108)	46,815
	$57,272	$—	$(108)	$57,164

Included in cash and cash equivalents	10,349	—	—	10,349
Marketable securities	$46,923	$—	$(108)	$46,815

For the three months ended June 30, 2005, proceeds from the maturity of marketable securities were $23.0 million. For the three months ended June 30, 2005, there were no gross realized gains or losses from the sale of securities.

For the six months ended June 30, 2005, proceeds from the maturity of marketable securities were $44.0 million. For the six months ended June 30, 2005, there were no gross realized gains or losses from the sale of securities.

For the three months and six months ended June 30, 2004, there were no proceeds from the maturity of securities or any gross realized gains or losses from the sale of securities.

G.            INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories were comprised of the following as of:

	June 30,	December 31,
(In thousands)	2005	2004

Raw materials	$210	$161
Work in process	291	323
Finished goods	1,128	1,207
Inventory at customer sites	1,324	1,755
	$2,953	$3,446

H.            SEGMENT AND GEOGRAPHIC INFORMATION

In 2005, the Company reorganized its business segments into the following three units: the Platform Solutions (PS) business unit, the Network Solutions (NS) business unit and the Network Infrastructure (NI) business unit. The PS business unit consists of products and services, which we refer to as systems building blocks, that provide connectivity to communications networks, call processing, real-time media processing, application programming interfaces (APIs) and other application development software tools. The NS business unit consists of a multi-application enhanced services delivery system and a personalized mobile entertainment application called MyCaller. The NI business unit consists of two product lines.  The first product line consists of a wireless backhaul optimizer product, AccessGate, a product designed to lower carriers’ operating expenses in time division multiple access (TDMA), global system mobile communications (GSM), universal mobile telecommunications system (UMTS) or enhanced data global system mobile communication environment (EDGE) networks by reducing the bandwidth required for voice traffic as well as signaling through advanced optimization techniques. The second product line consists of voice quality enhancement and echo cancellation products, systems and referred to as Voice Quality Solutions (VQS). Charges related to the Company’s finance, legal, human resources and executive groups as well as all charges related to goodwill, intangible asset, impairment and restructuring are included in the corporate line item in the table that follows.  In 2004, MyCaller and its related products, now the NS business unit, were within the PS business unit and the VQS business was a separate business unit. Certain prior period amounts have been reclassified in the table below to conform to current period business activity.

Management makes operating decisions and assesses the performance of individual business segments on a basis that excludes from consideration intangible assets, amortization of intangible assets, restructuring and other related costs and impairments of long-lived assets. Therefore, all goodwill, intangible assets, impairment and restructuring charges have been allocated to Corporate.

As of June 30, 2005, the Company had operations established in 12 countries outside the United States and its products were being sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table presents the Company’s revenues and operating income (loss), by business unit and by geographic segment. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
Revenues by business unit
Platform Solutions	$15,642	$20,955	$33,826	$40,582
Network Solutions	2,379	—	3,324	—
Network Infrastructure	7,400	4,307	10,871	9,059
Total revenues	$25,421	$25,262	$48,021	$49,641

Operating income (loss) by business unit
Platform Solutions	$4,022	$8,122	$9,982	$15,206
Network Solutions	(1,800)	(2,532)	(4,086)	(4,973)
Network Infrastructure	1,224	(2,181)	(1,081)	(3,014)
Corporate	(3,336)	(2,037)	(6,757)	(4,341)
Total operating income (loss)	$110	$1,372	$(1,942)	$2,878

Revenues by geographic area
Americas	$7,565	$12,567	$16,527	$24,930
Europe	6,373	5,645	13,431	11,351
Asia	11,483	7,050	18,063	13,360
Total revenues	$25,421	$25,262	$48,021	$49,641

Operating income (loss) by geographic area
Americas	$(6,823)	$(5,910)	$(14,298)	$(11,800)
Europe	133	2,554	1,699	5,395
Asia	6,800	4,728	10,657	9,283
Total operating income (loss)	$110	$1,372	$(1,942)	$2,878

I.                 COMPREHENSIVE INCOME (LOSS)

The following table represents the Company’s comprehensive income (loss) for the stated periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Net income (loss)	$310	$1,036	$(1,792)	$1,679
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(480)	(58)	(891)	(91)
Change in market value of available for sale securities	41	(162)	55	(162)
Comprehensive income (loss)	$(129)	$816	$(2,628)	$1,426

J.     SHORT-TERM DEBT

Effective October 11, 2000, the Company issued $175.0 million aggregate principal amount of convertible subordinated notes (the “Notes”). The Notes are convertible into shares of the Company’s common stock at any time after 90 days following the last day of the original issuance of the Notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The Notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The Notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. Since the issuance of the Notes, the Company has repurchased $155.1 million aggregate principal amount of the Notes.  At June 30, 2005, the Company had $19.9 million aggregate principal amount of the Notes outstanding.

In the six months ended June 30, 2004, the Company paid $13.5 million to extinguish $13.2 million principal amount of the Notes and related accrued interest.  As a result, in the six months ended June 30, 2004, the Company recorded $0.1 million as “loss on extinguishment of debt” in other income and expense on the income statement due primarily to the expensing of unamortized debt issuance cost.

K.            EQUITY

In the three and six months ended June 30, 2005, employees, including certain executive officers, of the Company exercised 0.2 million and  0.6 million stock options, respectively. Cash proceeds provided by the issuance of common stock related to employee stock option exercises and employee stock purchases were $0.4 million and $1.1 million for the three and six months ended June 30, 2005, respectively.

In the three and six months ended June 30, 2004, employees, including certain executive officers, of the Company exercised 0.5 million and 1.0 million stock options, respectively.  Cash proceeds provided by the issuance of common stock related to employee stock option exercises and employee stock purchases were $1.7 million and $3.4 million for the three and six months ended June 30, 2004, respectively.

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

Changes in the warranty reserves were as follows for the six month periods ending:

	June 30,	June 30,
(In thousands)	2005	2004

Beginning balance	$342	$332
Provisions for warranty	150	151
Consumptions of reserves	(151)	(120)
Ending balance	$341	$363

As noted above, the Company’s products are generally sold with an 18-24 month warranty. Accordingly, current warranty provisions are related to the past one and a half to two years’ revenues and warranty consumption is associated with current and prior year’s revenues.

Litigation

The Company is party to various legal proceedings incidental to its business. However, the Company has no material legal proceedings currently pending.

Purchase Commitments

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At June 30, 2005, the Company had satisfied the eight turn goal in all preceding quarters. As such, we have not included any amounts in the table of contractual obligations related to a commitment with Plexus at June 30, 2005. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third-party contract manufacturer. As such, NMS is not party to any other such arrangements.

Indemnification

The Company entered into indemnification agreements with its customers in its ordinary course of business. Pursuant to these agreements the Company agrees that in the event its products infringe upon any proprietary right of a third party, it will indemnify its customer against any loss, expense or liability from any damages that may be awarded against the Customer. As described in FASB Staff Position No. FIN 45-1, indemnifications related to infringement on intellectual property, such as the ones that the Company has entered into, are considered guarantees and therefore within the scope of FIN 45.  However, these arrangements qualify under the scope exception as stated in FIN 45. There have been no claims brought against the Company under such arrangements in the past five years. The arrangements are not subject to the initial recognition and measurement provisions of FIN 45 other than as a warranty accrual.

M.          RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company expects the adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations.  We currently measure compensation costs related to share-based payment transactions as set forth in Note B to the Consolidated Financial Statements for pro forma information required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and “Risk Factors Affecting Future Operating results,” which describe key risks associated with our operations and industry and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual report on Form 10-K for the fiscal year ended December 31, 2004: “Overview,” “Results of Operations,” “Liquidity and Capital Resources,” “Inflation” and “Application of Critical Accounting Policies.”

During 2005, we are focused on growing our systems building blocks and voice quality systems product revenues modestly and our AccessGate and MyCaller product revenues more aggressively, while maintaining profitability and a strong balance sheet. Net income for the three months ended June 30, 2005 was $0.3 million and the net loss for the six months ended June 30, 2005 was $1.8 million. The year to date results are due to lower demand for our PS products, offset by increased demand for our VQS and MyCaller products. We expect revenues to grow in the third and fourth quarters of 2005 leading to profitable results for the full year ended December 31, 2005.

In the first half of 2005 we generated negative cash flow from operations, primarily due to our year to date loss, payment of bonuses and salaries accrued at December 31, 2004 and increased accounts receivable.  We expect that our revenues will improve during the remainder of the year which we anticipate will result in positive operating income and positive cash flow from operations. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. As of June 30, 2005, we had $74.8 million in cash and short-term marketable securities and short-term debt of $19.9 million, which is payable in October 2005. We believe the Company has the available cash to execute on its business objectives.

RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of product sales, software licenses, and, to a lesser extent, sales of services provided to our customers. The revenues in the table below for the three and six months ended June 30, 2004 and 2005, reflect the current business unit structure discussed in the footnotes to the financial statements of this quarterly report.

Revenue

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
		% of		% of			% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	% of Revenue	Change
PS	$15.6	61.5%	$21.0	83.0%	(25.4)%	$33.8	70.5%	$40.6	81.8%	(16.6)%
NS	2.4	9.4	—	—	—	3.3	6.9	—	—	—
NI	7.4	29.1	4.3	17.0	71.8%	10.9	22.6	9.0	18.2	20.0%
Total revenues	$25.4	100.0%	$25.3	100.0%	0.6%	$48.0	100.0%	$49.6	100.0%	(3.3)%

The decline in PS business unit revenue in both the first and second quarter of 2005, as compared to the three and six months ended June 30, 2004, resulted from a decrease in volume sales to original equipment manufacturers (“OEMs”) and solution provider customers, primarily in North America, and a slowdown in the Chinese telecommunications equipment market. The decrease in volume sales is attributable to lower demand from end-user customers and a need by one OEM in particular to utilize remaining on hand inventory.  The slowdown in the Chinese telecommunications equipment market is due to delays in the granting of 3G licenses in China and management changes in some of the Chinese telecommunications companies.  Our OEM customers are forecasting an increase in demand in the latter half of 2005.

During the second quarter of 2005 we experienced growth in our NS business unit. We introduced the MyCaller product late in 2004, and recognized our first revenues in the fourth quarter of 2004. We have continued to grow sales and orders through the second quarter of 2005 as we received customer acceptance on previously installed equipment. We expect revenues from MyCaller to continue to grow during the second half of 2005.

We also experienced growth in the NI business unit during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, primarily due to sales of our VQS products. We expect our revenues in the VQS product line to trend higher in the third quarter of 2005 and possibly decrease thereafter. Our view is that over time the echo cancellation and voice quality functionality will be incorporated in other carrier infrastructure equipment. Revenues associated with AccessGate have been minimal to date. Currently, AccessGate is launched in field trials and we expect to record revenues related to the initial orders from these trials throughout 2005. During the three and six months ended June 30, 2004, we received royalty fees from Lucent in connection with our VQS technology of $0.2 million and $1.3 million, respectively. Our royalty agreement expired in late 2004.  In addition, we have extended our three year supply agreement with Lucent and it will expire on December 31, 2005.

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
North America	$7.1	28.1%	$12.3	48.7%	(42.0)%	$15.8	32.8%	$24.4	49.1%	(35.5)%
International	18.3	71.9	13.0	51.3	41.2%	32.2	67.2	25.2	50.9	27.9%
Total revenues	$25.4	100.0%	$25.3	100.0%	0.6%	$48.0	100.0%	$49.6	100.0%	(3.3)%

We have experienced growth in our international markets.  The Asian market grew due to the deployment of our VQSproducts by a major Japanese mobile operator in partnership with Lucent. Europe also experienced growth as sales from the MyCaller product continue to grow.

Cost of Revenues

Cost of revenues consists of product cost, cost of services provided to our customers and overhead associated with testing and fulfillment operations.  Our manufacturing process is outsourced to a contract manufacturer.

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
		% of		% of					% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	% of Revenue	Amount	Revenue	Change
Product	$6.6	26.0%	$6.7	26.7%	(2.1)%	$13.0	27.1%	$12.6	25.5%	3.0%
Service	1.8	7.2	1.7	6.8	7.5%	3.8	8.0	3.4	6.9	13.0%
Overhead	1.2	4.7	1.3	5.0	(5.0)%	2.3	4.8	2.5	5.0	(7.8)%
Total Cost of Revenues	$9.6	37.9%	$9.7	38.5%	(0.8)%	$19.1	39.9%	$18.5	37.4%	3.3%

Our cost of revenues for the six months ended June 30, 2005 increased slightly compared to the same period in 2004. The increase is attributable to a slight increase in headcount and a change in product mix. Product costs increased slightly due to an increase in sales of the MyCaller products.  The initial sale of MyCaller products involves a significant hardware component that results in lower margins. We expect that our costs will increase slightly in 2005 due to higher PS business unit product sales and increasing sales of our recently introduced products, MyCaller and AccessGate which have lower margins.

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
		% of		% of			% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	% of Revenue	Change
Revenues	$25.4	100.0%	$25.3	100.0%	0.6%	$48.0	100.0%	$49.6	100.0%	(3.3)%
Cost of revenues	9.6	37.9	9.7	38.5	(0.8)%	19.1	39.9	18.5	37.4	3.3%
Gross profit	$15.8	62.1%	$15.6	61.5%	1.4%	$28.9	60.1%	$31.1	62.6%	(7.2)%

We experienced a slight improvement in gross profit as a percent of revenue for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The change was primarily driven by an increase in VQS product sales, partially offset by decreased volume in the PS business unit and an increase in MyCaller product sales. We expect gross profit as a percent of revenue to remain fairly steady throughout the second half of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities.

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
		% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Selling, general and administrative expenses	$9.3	36.8%	$8.0	31.6%	17.1%	$18.3	38.1%	$16.1	32.4%	13.8%

Selling, general and administrative expenses increased during the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004. The primary components of the increase in selling, general and administrative expenses for the six months ended June 30, 2005 were $1.0 million related to professional service fees, $0.4 million related to tradeshow expenses, a $0.3 million facilities related charge resulting from a sublease transaction and $0.3 million due to headcount and compensation increases. We expect quarterly spending to increase slightly through the remainder of the year due to a modest increase in headcount.

Research and Development Expenses

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
		% of		% of			% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	% of Revenue	Change
Research and development expenses	$6.3	24.9%	$6.2	24.5%	2.2%	$12.5	26.1%	$12.1	24.5%	3.0%

Our research and development spending and headcount have been slightly higher during the three and six month periods ending June 30, 2005 in comparison to the three and six months ended June 30, 2004. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP. We are currently investing research and development expenditures in new product initiatives and in our recent product introductions, MyCaller and AccessGate, with the expectation that these products will contribute to revenue growth. During the quarter we invested approximately $2.5 million in the MyCaller and AccessGate products.  Throughout the remainder of 2005, we expect a modest increase in research and development expense associated with increases in payroll related costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, gains or losses realized on the repurchase of convertible debt and foreign currency translation gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Interest income	$0.4	$0.3	$0.7	$0.4
Interest expense	(0.3)	(0.7)	(0.6)	(1.5)
Loss on extinguishment of debt	—	—	—	(0.2)
Other	0.4	0.1	0.5	0.1
Other income (expense), net	$0.5	$(0.3)	$0.6	$(1.2)

The increase in interest income earned for the three and six months ended June 30, 2005 compared to that earned during the respective periods in 2004 is primarily due to an increase in our cash, cash equivalents and marketable securities as a result of proceeds of $49.5 million from our underwritten public offering in March 2004. The decrease in interest expense in the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004 is attributable to the repurchase and retirement of outstanding convertible debt throughout 2004.  Included in Other in the three and six month periods ended June 30, 2005  is a $0.2 million franchise tax refund and a $0.3 million gain related to net foreign currency translation.

Income Tax Expense (Benefit)

Income tax expense is primarily due to foreign taxes incurred by our international subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Income tax expense	$0.3	$—	$0.5	$—

Income tax expense for the three months ended June 30, 2005 and 2004 was $285,000 and $16,000, respectively. Income tax expense (benefit) for the six months ended June 30, 2005 and 2004 was $485,000 and $41,000, respectively. Income tax expense is primarily due to foreign taxes incurred by foreign subsidiaries.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $147.2 million at December 31, 2004, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also had foreign net operating loss carryforwards of approximately $55.5 million. As of June 30, 2005, we have approximately $6.0 million of tax credits that were composed of federal research and development credits, foreign tax credits and state and local credits. If unutilized, credits of approximately $35,000 will expire during 2005.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 109-2 (“SFAS
109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act of 2004 (“the Act”) was passed in October 2004.  The Act contains certain tax incentives including a deduction for income from qualified production activities and an 85% dividends received deduction for certain dividends from controlled foreign corporations.  These incentives are subject to a number of limitations.  At this time, none of these incentives are expected to have a significant impact on our income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(In millions)	2005	2004
Cash, cash equivalents and marketable securities	$74.8	$80.6
Working capital	$58.7	$60.9

As of June 30, 2005, our principal sources of liquidity included cash, cash equivalents and marketable securities of $74.8 million. Cash provided by the issuance of common stock related to employee stock option exercises and employee stock purchases for the six months ended June 30, 2005 was $1.1 million. During the three months ended March 31, 2004, we completed the sale of 9.2 million shares of common stock in an underwritten public offering which resulted in net proceeds of $49.5 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and/or repayment of our remaining convertible subordinated notes due in October 2005. The majority of proceeds were invested in short-term and long-term marketable securities.  We had no significant capital spending or purchase commitments other than facility leases and open purchase orders in the ordinary course of business.

As of June 30, 2005, we believe that our available cash and cash equivalents will be sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months. Material risks to cash flow from operations include delayed cash payments accompanying sales of product. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

On October 11, 2000, the Company issued $175.0 million aggregate principal amount of convertible subordinated notes (the “Notes”). At June 30, 2005, the Company had $19.9 million aggregate principal amount of the Notes outstanding.

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

	Six Months Ended June 30,
(In millions)	2005	2004
Net cash provided by (used in):
Operating activities	$(4.5)	$3.1
Investing activities	$10.5	$(47.1)
Financing activities	$1.1	$39.4

Cash provided by (used in) operations for the six months ended June 30, 2005 and 2004 was $(4.5) million and $3.1 million, respectively. In such periods, we incurred a net income (loss) of $(1.8) million and $1.7 million in 2005 and 2004, respectively. Included in net income (loss) for the six months ended June 30, 2005 and 2004 are $1.5 million and $2.2 million, respectively, of non-cash charges for depreciation and amortization of property and equipment and $0.6 million and $0.1 million of non-cash foreign currency gain on intercompany debt. We also realized a gross loss on the extinguishment of long-term debt of $0.1 million in the six months ended June 30, 2004. In the same period, we wrote off $0.1 million of debt issuance costs. These losses were incurred as we paid $13.5 million to retire $13.2 million of convertible debt principle.  We realized a loss on the disposal of fixed assets of $0.1 million in the six months ended June 30, 2004. The change in operating assets and liabilities generated negative cash flow of $3.6 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively. The changes for the six months ended June 30, 2005 relate to the timing of product sales in the quarter and the payment of year end compensation.  Our Days Sales Outstanding increased from 33 days for the quarter ended June 30, 2004 to 57 days for the quarter ended June 30, 2005.  The increase is primarily a result of higher product sales during the last month of the second quarter of 2005, as compared to the last month of the quarter ended June 30, 2004.

Cash provided by (used in) investing activities for the six months ended June 30, 2005 and 2004 was $10.5 million and $(47.1) million respectively. Cash was used for purchases of property and equipment of $2.1 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively. Cash was used to purchase additional marketable securities totaling $31.4 million in the six months ended June 30, 2005. The Company received proceeds from the maturity of marketable securities of $44.0 million in the six months ended June 30, 2005.

Cash provided by (used in) financing activities in the six months ended June 30, 2005 and 2004 was $1.1 million and $39.4 million, respectively.  In the six months ended June 30, 2005, $1.1 million of cash was provided through the exercise of employee stock options and employee stock purchases.  We expect to repay the remaining principal amount of short-term debt of $19.9 million together with related accrued interest in October, 2005. In the six months ended June 30, 2004, we used cash of $13.5 million to extinguish $13.2 million principal amount of convertible debt and related accrued interest, $49.5 million of cash was provided through the sale of 9.2 million shares of common stock, while additional cash of $1.8 million was provided through the exercise of employee stock options and employee stock purchases.

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

	Remaining Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Operating leases	$2,261	$4,090	$3,514	$3,214	$2,930	$2,835	$3,949	$22,793
Open purchase orders	5,210	—	—	—	—	—	—	5,210
Convertible notes and related accrued interest	20,150	—	—	—	—	—	—	20,150
Total contractual obligations	$27,621	$4,090	$3,514	$3,214	$2,930	$2,835	$3,949	$48,153

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

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At June 30, 2005, the Company had satisfied the eight turn goal in all preceding quarters. As such, we have not included any amounts in the table of contractual obligations related to a commitment with Plexus at June 30, 2005. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third-party contract manufacturer. As such, NMS is not party to any other such arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company expects the adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations.  We currently measure compensation costs related to share-based payment transactions as set forth in Note B to the Consolidated Financial Statements for pro forma information required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal 2006.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a continued flatness in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors and other risks.  These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2004 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.  We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in its 2004 Annual Report on Form 10-K.

Our financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at June 30, 2005 and December 31, 2004. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity.  Fair value of short-term debt at both June 30, 2005 and December 31, 2004 is approximately $19.8 million. Short-term debt is recorded at its face value.

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective.

B.  Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to the Company’s business. However, we have no material legal proceedings currently pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 29, 2005, the Company held its Annual Meeting of Stockholders.  The matters considered at the meeting consisted of the following:

1.     Election of Robert P. Schechter and Ofer Gneezy as directors for three year terms.  The results of the voting were as follows:

	For	Withheld
Robert P. Schechter	38,685,491	3,478,058
Ofer Gneezy	40,433,227	1,730,322

2.     Approval of Amendments to the 2000 Equity Incentive Plan (the “Plan”) to (A) increase the number of shares of the Company’s common stock which may be issued under the Plan by 2,050,000 and (B) remove certain restrictions with respect to stock awards under the plan.  The results of the voting were as follows:

	For	Against	Abstain	No-Vote
Amendments to the Company’s 2000 Equity Incentive Plan	21,525,564	7,438,182	119,385	13,080,418

3.     Ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005.  The results of the voting were as follows:

	For	Against	Abstain	No-Vote
PricewaterhouseCoopers LLP	40,559,337	1,553,729	50,483	—

The following directors continued at the annual meeting of shareholders:  W. Frank King, Ph.D., William Foster, Pamela D.A. Reeve and Ronald White.

Item 5.  Other information

None.

Item 6.  Exhibits

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

NMS Communications Corporation

Dated: August 9, 2005	By:	/S/	Robert P. Schechter

Robert P. Schechter

President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: August 9, 2005	By:	/S/	Herb Shumway
Herb Shumway
Sr. Vice President of Finance and Operations, Chief Financial Officer and Treasurer