Form 10-Q/A
period 2005-06-30
NMS COMMUNICATIONS CORP
filed 2005-11-09
CIK 915866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,964,984 shares of Common Stock, $0.01 par value, outstanding at August 5, 2005.

Explanatory Note

Restatement of Consolidated Financial Statements

We are amending our Form 10-Q for the three months ended June 30, 2005, originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2005 (the “Original Filing”), to restate the Company’s consolidated financial statements and related disclosures.

On October 12, 2005, the Company’s Management and the Audit Committee of the Board of Directors concluded that the Company’s consolidated financial statements for the second quarter ended June 30, 2005 should be restated to correct an error related to the premature recognition of revenue under Generally Accepted Accounting Principles (“GAAP”). The Company’s decision to restate these financial statements was based on the findings of the Company’s accounting group and confirmed by an independent investigation into the Company’s accounting procedures that was conducted under the direction of the Audit Committee.

The following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I — Item 1 — Financial Information;

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I — Item 4 — Controls and Procedures; and

Part II — Item 6 — Exhibits.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, affected by subsequent events (including, except as otherwise provided herein, the exhibits to the Original Filing). Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 31.1, 31.2, 32.1 and 32.2.

Additional information concerning this matter is discussed in Footnote B to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

(In thousands except par value and share data)

(Unaudited)

	June 30,	December 31,
	2005	2004

	(restated)
Assets
Current assets:	`
Cash and cash equivalents	$40,651	$33,804
Marketable securities	34,189	46,815
Accounts receivable, net of allowance for doubtful accounts of $917 and $1,004, respectively	16,073	14,315
Inventories	3,203	3,446
Prepaid expenses and other assets	3,166	2,539
Total current assets	97,282	100,919

Property and equipment, net of accumulated depreciation and amortization of $32,825 and $32,082, respectively	6,911	6,147
Other assets, net	1,272	1,361
Total assets	$105,465	$108,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,028	$4,728
Accrued expenses and other liabilities	8,841	10,706
Deferred revenue	4,974	4,620
Short-term debt obligations	19,942	19,942
Total current liabilities	38,785	39,996

Commitments and contingencies (note L)

Stockholders’ equity:
Common stock, $0.01 par value, 125,000,000 shares authorized at June 30, 2005 and December 31, 2004; 47,954,417 and 47,369,352 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively;	480	474
Additional paid-in capital	414,112	412,989
Accumulated deficit	(344,776)	(342,732)
Accumulated other comprehensive loss	(3,136)	(2,300)
Total stockholders’ equity	66,680	68,431
Total liabilities and stockholders’ equity	$105,465	$108,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

	(restated)		(restated)
Revenues	$24,919	$25,262	$47,519	$49,641

Cost of revenues	9,394	9,722	18,912	18,544

Gross profit	15,525	15,540	28,607	31,097

Operating expenses:
Selling, general and administrative	9,344	7,981	18,286	16,071
Research and development	6,323	6,187	12,515	12,148
Total operating expenses	15,667	14,168	30,801	28,219

Operating income (loss)	(142)	1,372	(2,194)	2,878

Other income (expense):
Interest income	350	264	709	385
Interest expense	(281)	(647)	(560)	(1,450)
Loss on extinguishment of debt	—	—	—	(148)
Other	416	63	486	55
Other income (expense), net	485	(320)	635	(1,158)

Income (loss) before income taxes	343	1,052	(1,559)	1,720

Income tax expense	285	16	485	41

Net income (loss)	$58	$1,036	$(2,044)	$1,679

Basic earnings (loss) per share	$0.00	$0.02	$(0.04)	$0.04

Weighted average basic shares outstanding	47,876	46,680	47,650	42,557

Diluted earnings (loss) per share	$0.00	$0.02	$(0.04)	$0.04

Weighted average diluted shares outstanding	48,144	49,261	47,650	45,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

	(restated)
Cash flow from operating activities:
Net income (loss)	$(2,044)	$1,679
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,515	2,169
Write-off of debt issuance cost	—	135
Loss on extinguishment of debt	—	148
Loss on disposal of fixed assets	—	77
Foreign exchange translation gain on intercompany debt	(622)	(138)
Changes in assets and liabilities:
Accounts receivable	(1,758)	(147)
Inventories	243	699
Prepaid expenses and other assets	(776)	(795)
Accounts payable	308	(506)
Accrued expenses and other liabilities	(1,725)	(1,030)
Deferred revenue	354	795
Net cash provided by (used in) operating activities	(4,505)	3,086
Cash flow from investing activities:
Purchases of property and equipment	(2,142)	(1,459)
Purchases of marketable securities	(31,381)	(45,635)
Proceeds from the maturity of marketable securities	44,000	—
Net cash provided by (used in) investing activities	10,477	(47,094)
Cash flow from financing activities:
Repurchase of convertible notes	—	(13,514)
Proceeds from issuance of common stock, net of issuance costs	1,129	52,909
Net cash provided by financing activities	1,129	39,395
Effect of exchange rate changes on cash	(254)	58
Net increase (decrease) in cash and cash equivalents	6,847	(4,555)
Cash and cash equivalents, beginning of period	33,804	59,917
Cash and cash equivalents, end of period	$40,651	$55,362

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

B. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On October 12, 2005, the Company’s Management and the Audit Committee of the Board of Directors concluded that the Company’s consolidated financial statements for the second quarter ended June 30, 2005 should be restated to correct an error related to the premature recognition of revenue under Generally Accepted Accounting Principles (“GAAP”). The Company’s decision to restate these financial statements was based on the findings of the Company’s accounting group and confirmed by an independent investigation into the Company’s accounting procedures that was conducted under the direction of the Audit Committee.

The Company identified a revenue transaction related to the sale of the Company’s MyCaller product offering in the Network Solutions business unit to one customer that was prematurely recognized.  Revenue was recognized related to a sale to this customer for which acceptance of the sale was presumed to have been received prior to June 30, 2005. Full customer acceptance of the product did not occur before June 30, 2005.  The error resulted in the recording of approximately $502,000 of revenue and $250,000 of costs for a profit of $252,000 in the quarter ended June 30, 2005.  Revenue of $422,000 and costs of $210,000 should have been recorded in the three month period ending September 30, 2005. The Company expects to record the remaining revenue and costs in the fourth quarter of 2005. The statement of cash flows for the six months ended June 30, 2005 has been restated to reflect the changes in net income, inventories and deferred revenue.

The following tables set forth the effects of the restatement on the Company’s consolidated statements of operations for the three and six months ended June 30, 2005 and consolidated balance sheet as of June 30, 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2005	2005	2005
		(previously		(previously
	(restated)	reported)	(restated)	reported)

Revenues	$24,919	$25,421	$47,519	$48,021

Cost of revenues	9,394	9,644	18,912	19,162

Gross profit	15,525	15,777	28,607	28,859

Operating expenses:
Selling, general and administrative	9,344	9,344	18,286	18,286
Research and development	6,323	6,323	12,515	12,515
Total operating expenses	15,667	15,667	30,801	30,801

Operating income (loss)	(142)	110	(2,194)	(1,942)

Other income (expense):
Interest income	350	350	709	709
Interest expense	(281)	(281)	(560)	(560)
Other	416	416	486	486
Other income (expense), net	485	485	635	635

Income (loss) before income taxes	343	595	(1,559)	(1,307)

Income tax expense	285	285	485	485

Net income (loss)	$58	$310	$(2,044)	$(1,792)

Basic earnings (loss) per share	$0.00	$0.01	$(0.04)	$(0.04)

Weighted average basic shares outstanding	47,876	47,876	47,650	47,650

Diluted earnings (loss) per share	$0.00	$0.01	$(0.04)	$(0.04)

Weighted average diluted shares outstanding	48,144	48,144	47,650	47,650

	June 30,	June 30,
(In thousands)	2005	2005
		(previously
	(restated)	reported)

Inventories	3,203	2,953
Deferred revenue	4,974	4,472
Accumulated deficit	(344,776)	(344,524)

All amounts in the financial statement footnotes affected by the restatement have been updated to reflect to effects of the corrected error.

C.            STOCK OPTION AND STOCK PURCHASE PLANS

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

The following tables illustrate the effect on net income (loss) and basic and diluted income (loss) per share as if the fair value method prescribed in FAS No. 123 had been applied to the Company’s stock option and stock purchase plan and recorded in the consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2005	2004	2005	2004
	(restated)		(restated)
Net income (loss), as reported	$58	$1,036	$(2,044)	$1,679
Add: Stock-based employee compensation expense included in net income (loss)	—	27	—	55
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,943)	(1,634)	(3,506)	(2,037)
Pro forma net loss	$(1,885)	$(571)	$(5,550)	$(303)
Income (loss) per share:
Basic net income (loss) per common share, as reported	$0.00	$0.02	$(0.04)	$0.04
Diluted net income (loss) per common share, as reported	$0.00	$0.02	$(0.04)	$0.04
Basic net loss per common share, pro forma	$(0.04)	$(0.01)	$(0.12)	$(0.01)
Diluted net loss per common share, pro forma	$(0.04)	$(0.01)	$(0.12)	$(0.01)

D.            BUSINESS AND CREDIT CONCENTRATION

At June 30, 2005, Lucent Technologies, Inc. (“Lucent”) and Ericsson, represented 36.2% and 11.6%, respectively, of the Company’s outstanding net accounts receivable.  At December 31, 2004, Avaya, Inc. and a channel partner in the United States of America represented 22.4% and 12.2%, respectively, of the Company’s outstanding net accounts receivable balance.

Lucent represented 26.1% and 16.0% of the Company’s revenues for the three and six months ended June 30, 2005 as restated, respectively. Lucent represented 25.6% and 15.9% of the Company’s revenues for the three and six months ended June 30, 2005 as previously reported, respectively.

Sun Microsystems Inc. represented 11.1% of the Company’s revenues for the three months ended June 30, 2004.  Lucent represented 11.6% of the Company’s revenues for the six months ended June 30, 2004.

E.            EARNINGS PER SHARE

The following tables provide the basic and diluted income (loss) per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2005	2004	2005	2004
	(restated)		(restated)

Net income (loss)	$58	$1,036	$(2,044)	$1,679

Weighted average basic shares outstanding	47,876	46,680	47,650	42,557

Dilutive Effect of:
Options to purchase common shares	268	2,581	—	2,707

Weighted average diluted shares outstanding	48,144	49,261	47,650	45,264

Basic earnings (loss) per share	$0.00	$0.02	$(0.04)	$0.04

Diluted earnings (loss) per share	$0.00	$0.02	$(0.04)	$0.04

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

The remaining accrual balances for facility related charges are expected to be settled in cash over the next four years.

G.             INVESTMENTS

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

Investments in marketable securities categorized as “available-for-sale” are carried at fair value and consist of the following:

	June 30, 2005
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Money market fund	$5,023	$—	$—	$5,023
U.S. government, U.S. agency and mortgage backed debt securities	48,922	—	(53)	48,869
	$53,945	$—	$(53)	$53,892

Included in cash and cash equivalents	19,703	—	—	19,703
Marketable securities	$34,242	$—	$(53)	$34,189

	December 31, 2004
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Money market fund	$10,349	$—	$—	$10,349
U.S. government, U.S. agency and mortgage backed debt securities	46,923	—	(108)	46,815
	$57,272	$—	$(108)	$57,164

Included in cash and cash equivalents	10,349	—	—	10,349
Marketable securities	$46,923	$—	$(108)	$46,815

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

H.           INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories were comprised of the following as of:

	June 30,	December 31,
(In thousands)	2005	2004
	(restated)
Raw materials	$210	$161
Work in process	291	323
Finished goods	1,128	1,207
Inventory at customer sites	1,574	1,755
	$3,203	$3,446

I.           SEGMENT AND GEOGRAPHIC INFORMATION

In 2005, the Company reorganized its business segments into the following three units: the Platform Solutions (PS) business unit, the Network Solutions (NS) business unit and the Network Infrastructure (NI) business unit. The PS business unit consists of products and services, which we refer to as systems building blocks that provide connectivity to communications networks, call processing, real-time media processing, application programming interfaces (APIs) and other application development software tools. The NS business unit consists of a multi-application enhanced services delivery system and a personalized mobile entertainment application called MyCaller. The NI business unit consists of two product lines.  The first product line consists of a wireless backhaul optimizer product, AccessGate, a product designed to lower carriers’ operating expenses in time division multiple access (TDMA), global system mobile communications (GSM), universal mobile telecommunications system (UMTS) or enhanced data global system mobile communication environment (EDGE) networks by reducing the bandwidth required for voice traffic as well as signaling through advanced optimization techniques. The second product line consists of voice quality enhancement and echo cancellation products, systems and referred to as Voice Quality Solutions (VQS). Charges related to the Company’s finance, legal, human resources and executive groups as well as all charges related to goodwill, intangible asset, impairment and restructuring are included in the corporate line item in the table that follows.  In 2004, MyCaller and its related products, now the NS business unit, were within the PS business unit and the VQS business was a separate business unit. Certain prior period amounts have been reclassified in the table below to conform to current period business activity.

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

The following tables present the Company’s revenues and operating income (loss), by business unit and by geographic segment. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
	(restated)		(restated)
Revenues by business unit
Platform Solutions	$15,642	$20,955	$33,826	$40,582
Network Solutions	1,877	—	2,822	—
Network Infrastructure	7,400	4,307	10,871	9,059
Total revenues	$24,919	$25,262	$47,519	$49,641

Operating income (loss) by business unit
Platform Solutions	$4,022	$8,122	$9,982	$15,206
Network Solutions	(2,052)	(2,532)	(4,338)	(4,973)
Network Infrastructure	1,224	(2,181)	(1,081)	(3,014)
Corporate	(3,336)	(2,037)	(6,757)	(4,341)

Total operating income (loss)	$(142)	$1,372	$(2,194)	$2,878

Revenues by geographic area
Americas	$7,565	$12,567	$16,527	$24,930
Europe	5,871	5,645	12,929	11,351
Asia	11,483	7,050	18,063	13,360
Total revenues	$24,919	$25,262	$47,519	$49,641

Operating income (loss) by geographic area
Americas	$(6,823)	$(5,910)	$(14,298)	$(11,800)
Europe	(119)	2,554	1,447	5,395
Asia	6,800	4,728	10,657	9,283
Total operating income (loss)	$(142)	$1,372	$(2,194)	$2,878

J.                 COMPREHENSIVE INCOME (LOSS)

The following tables represent the Company’s comprehensive income (loss) for the stated periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
	(restated)		(restated)

Net income (loss)	$58	$1,036	$(2,044)	$1,679
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(480)	(58)	(891)	(91)
Change in market value of available for sale securities	41	(162)	55	(162)
Comprehensive income (loss)	$(381)	$816	$(2,880)	$1,426

K.     SHORT-TERM DEBT

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

L.            EQUITY

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

M.             COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At June 30, 2005, the Company had satisfied the eight turn goal in all preceding quarters. As such, the Company has not accrued any amounts in the consolidated financial statements related to a commitment with Plexus at June 30, 2005. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third-party contract manufacturer. As such, NMS is not party to any other such arrangements.

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

N.          RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On October 12, 2005, the Company’s Management and the Audit Committee of the Board of Directors concluded that the Company’s consolidated financial statements for the second quarter ended June 30, 2005 should be restated to reflect an error related to the premature recognition of revenue under Generally Accepted Accounting Principles (“GAAP”). The Company’s decision to restate these financial statements was based on the findings of the Company’s accounting group and confirmed by an independent investigation into the Company’s accounting procedures that was conducted under the direction of the Audit Committee.  The following discussion and analysis has been amended to reflect the restatement described above in the “Restatement of Consolidated Financial Statements” Explanatory Note to this Amendment No. 1 to Form 10-Q/A and in Note B to our consolidated financial statements.

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

During 2005, we are focused on growing our systems building blocks and voice quality systems product revenues modestly and our AccessGate and MyCaller product revenues more aggressively, while maintaining profitability and a strong balance sheet. Net income for the three months ended June 30, 2005 was $0.1 million and the net loss for the six months ended June 30, 2005 was $2.0 million. The year to date results are due to lower demand for our PS products, offset by increased demand for our VQS and MyCaller products. We expect revenues to grow in the third and fourth quarters of 2005 leading to profitable results for the full year ended December 31, 2005.

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

Revenue

Revenues consist primarily of product sales, software licenses, and, to a lesser extent, sales of services provided to our customers. The revenues in the table below for the three and six months ended June 30, 2004 and 2005, reflect the current business unit structure discussed in the footnotes to the financial statements of this quarterly report.

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
	(restated)					(restated)
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
PS	$15.6	62.8%	$21.0	83.0%	(25.4)%	$33.8	71.2%	$40.6	81.8%	(16.6)%
NS	1.9	7.5	—	—	—	2.8	5.9	—	—	—
NI	7.4	29.7	4.3	17.0	71.8%	10.9	22.9	9.0	18.2	20.0%
Total revenues	$24.9	100.0%	$25.3	100.0%	(1.4)%	$47.5	100.0%	$49.6	100.0%	(4.3)%

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

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
	(restated)					(restated)
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
North America	$7.1	28.7%	$12.3	48.7%	(42.0)%	$15.8	33.1%	$24.4	49.1%	(35.5)%
International	17.8	71.3	13.0	51.3	37.3%	31.7	66.9	25.2	50.9	25.9%
Total revenues	$24.9	100.0%	$25.3	100.0%	(1.4)%	$47.5	100.0%	$49.6	100.0%	(4.3)%

We have experienced growth in our international markets.  The Asian market grew due to the deployment of our VQS  products by a major Japanese mobile operator in partnership with Lucent. Europe also experienced growth as sales from the MyCaller product continue to grow.

Cost of Revenues

Cost of revenues consists of product cost, cost of services provided to our customers and overhead associated with testing and fulfillment operations.  Our manufacturing process is outsourced to a contract manufacturer.

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
	(restated)					(restated)
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product	$6.4	25.5%	$6.7	26.7%	(5.9)%	$12.8	26.9%	$12.6	25.5%	1.0%
Service	1.8	7.4	1.7	6.8	7.5%	3.8	8.0	3.4	6.9	13.0%
Overhead	1.2	4.8	1.3	5.0	(5.0)%	2.3	4.9	2.5	5.0	(7.8)%
Total Cost of Revenues	$9.4	37.7%	$9.7	38.5%	(3.4)%	$18.9	39.8%	$18.5	37.4%	2.0%

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

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
	(restated)					(restated)
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Revenues	$24.9	100.0%	$25.3	100.0%	(1.4)%	$47.5	100.0%	$49.6	100.0%	(4.3)%
Cost of revenues	9.4	37.7	9.7	38.5	(3.4)%	18.9	39.8	18.5	37.4	2.0%
Gross profit	$15.5	62.3%	$15.6	61.5%	(0.1)%	$28.6	60.2%	$31.1	62.6%	(8.0)%

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

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
	(restated)					(restated)
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Selling, general and administrative expenses	$9.3	37.5%	$8.0	31.6%	17.1%	$18.3	38.5%	$16.1	32.4%	13.8%

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

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
	(restated)					(restated)
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Research and development expenses	$6.3	25.4%	$6.2	24.5%	2.2%	$12.5	26.3%	$12.1	24.5%	3.0%

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(In millions)	2005	2004
Cash, cash equivalents and marketable securities	$74.8	$80.6
Working capital	$58.5	$60.9

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

Cash provided by (used in) operations for the six months ended June 30, 2005 and 2004 was $(4.5) million and $3.1 million, respectively. In such periods, we incurred a net income (loss) of $(2.0) million and $1.7 million in 2005 and 2004, respectively. Included in net income (loss) for the six months ended June 30, 2005 and 2004 are $1.5 million and $2.2 million, respectively, of non-cash charges for depreciation and amortization of property and equipment and $0.6 million and $0.1 million of non-cash foreign currency gain on intercompany debt. We also realized a gross loss on the extinguishment of long-term debt of $0.1 million in the six months ended June 30, 2004. In the same period, we wrote off $0.1 million of debt issuance costs. These losses were incurred as we paid $13.5 million to retire $13.2 million of convertible debt principle.  We realized a loss on the disposal of fixed assets of $0.1 million in the six months ended June 30, 2004. The change in operating assets and liabilities generated negative cash flow of $3.4 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively. The changes for the six months ended June 30, 2005 relate to the timing of product sales in the quarter and the payment of year end compensation.  Our Days Sales Outstanding increased from 33 days for the quarter ended June 30, 2004 to 57 days for the quarter ended June 30, 2005.  The increase is primarily a result of higher product sales during the last month of the second quarter of 2005, as compared to the last month of the quarter ended June 30, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in our 2004 Annual Report on Form 10-K.

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

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosures.

As described in the Explanatory Note to this Amendment No. 1 to Form 10-Q and in Note B to our consolidated financial statements, following the period covered by this report, the Company’s accounting group identified a revenue transaction related to the sale to one customer of the Company’s MyCaller product offering in the Network Solutions business unit that was prematurely recognized.  Revenue was recognized related to a sale to this customer for which acceptance of the sale was presumed to have been received prior to June 30, 2005.  Full customer acceptance of the product did not occur before June 30, 2005.  The error in recording this revenue transaction resulted in the restatement of the Company’s financial statements for the quarter ended June 30, 2005.

We performed an evaluation, under the supervision of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon such evaluation, which included consideration of the events leading to the restatement of our financial statements for the quarter ended June 30, 2005, as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting described below.  Notwithstanding the existence of this material weakness, our management believes, including our Chief Executive Officer and Chief Financial Officer, that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

B.  Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management had previously concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or was reasonably likely to materially affect the internal control over financial reporting.  However, in connection with the restatement of our financial statements for the quarter ended June 30, 2005, as fully described in Note B to our consolidated financial statements and in the Explanatory Note to this Amendment No. 1 to Form 10-Q, we identified the following material weakness in our internal control over financial reporting that existed prior to the end of the period covered by this report: we did not maintain effective controls over the completeness and accuracy of our recognition of product revenues and the associated deferred revenue account.   Due to changes in personnel and their responsibilities within our sales and finance functions during the second quarter of 2005, modifications to contract terms were not properly reviewed and therefore evaluated for their effect on revenue recognition.  This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended June 30, 2005.  Additionally, this control deficiency could result in a misstatement of product revenues and deferred product revenue accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, we have concluded that this control deficiency constitutes a material weakness.

The Company is in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness described above.  These actions include providing supplemental revenue recognition training to all relevant personnel, the hiring of additional accounting resources, changing the reporting responsibilities within the accounting group and streamlining the process of gathering relevant sales and accounting documents and information as they relate to revenue transactions.

Other than the material weakness described above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NMS Communications Corporation

Dated: November 9, 2005	By:	/S/	Robert P. Schechter
Robert P. Schechter

President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: November 9, 2005	By:	/S/	Herb Shumway
Herb Shumway
Sr. Vice President of Finance and Operations,
Chief Financial Officer and Treasurer