Form 10-Q
period 2005-09-30
NMS COMMUNICATIONS CORP
filed 2005-11-10
CIK 915866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,079,777 shares of Common Stock, $0.01 par value, outstanding at November 4, 2005.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

(In thousands except par value and share data)

(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$48,013	$33,804
Marketable securities	29,720	46,815
Accounts receivable, net of allowance for doubtful accounts of $892 and $1,004, respectively	19,845	14,315
Inventories	3,344	3,446
Prepaid expenses and other assets	3,107	2,539
Total current assets	104,029	100,919

Property and equipment, net of accumulated depreciation and amortization of $33,521 and $32,082, respectively	6,930	6,147
Other assets, net	1,223	1,361
Total assets	$112,182	$108,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,376	$4,728
Accrued expenses and other liabilities	9,444	10,706
Deferred revenue	7,450	4,620
Short-term debt obligations	19,942	19,942
Total current liabilities	42,212	39,996

Commitments and contingencies (note L)

Stockholders’ equity:
Common stock, $0.01 par value, 125,000,000 shares authorized at September 30, 2005 and December 31, 2004; 47,998,464 and 47,369,352 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively;	480	474
Additional paid-in capital	414,201	412,989
Accumulated deficit	(341,449)	(342,732)
Accumulated other comprehensive loss	(3,262)	(2,300)
Total stockholders’ equity	69,970	68,431
Total liabilities and stockholders’ equity	$112,182	$108,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$30,271	$25,693	$77,790	$75,334

Cost of revenues	10,083	9,477	28,995	28,021

Gross profit	20,188	16,216	48,795	47,313

Operating expenses:
Selling, general and administrative	10,078	8,727	28,364	24,798
Research and development	6,837	5,906	19,352	18,054
Total operating expenses	16,915	14,633	47,716	42,852

Operating income	3,273	1,583	1,079	4,461

Other income (expense):
Interest income	465	261	1,174	645
Interest expense	(279)	(444)	(839)	(1,893)
Loss on extinguishment of debt	—	(221)	—	(369)
Other	(69)	(49)	417	6
Other income (expense), net	117	(453)	752	(1,611)

Income before income taxes	3,390	1,130	1,831	2,850

Income tax expense	63	24	548	65

Net income	$3,327	$1,106	$1,283	$2,785

Basic earnings per share	$0.07	$0.02	$0.03	$0.06

Weighted average basic shares outstanding	47,976	47,027	47,688	43,930

Diluted earnings per share	$0.07	$0.02	$0.03	$0.06

Weighted average diluted shares outstanding	49,011	49,135	48,459	46,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flow from operating activities:
Net income	$1,283	$2,785
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,087	3,178
Write-off of debt issuance cost	—	320
Loss on extinguishment of debt	—	369
Loss on disposal of fixed assets	—	77
Foreign exchange translation gain on intercompany debt	(377)	(154)
Changes in assets and liabilities:
Accounts receivable	(5,530)	(2,900)
Inventories	103	445
Prepaid expenses and other assets	(732)	(1,691)
Accounts payable	1,070	(471)
Accrued expenses and other liabilities	(1,525)	2,286
Deferred revenue	2,830	(1,617)
Net cash provided by (used in) operating activities	(791)	2,627
Cash flow from investing activities:
Purchases of property and equipment	(2,877)	(1,792)
Purchases of marketable securities	(38,153)	(45,635)
Proceeds from the maturity of marketable securities	55,450	2,000
Net cash provided by (used in) investing activities	14,420	(45,427)
Cash flow from financing activities:
Repurchase of convertible notes	—	(38,541)
Proceeds from issuance of common stock, net of issuance costs	1,219	53,179
Net cash provided by financing activities	1,219	14,638
Effect of exchange rate changes on cash	(639)	15
Net increase (decrease) in cash and cash equivalents	14,209	(28,147)
Cash and cash equivalents, beginning of period	33,804	59,917
Cash and cash equivalents, end of period	$48,013	$31,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A.    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2005 and the condensed consolidated statements of operations for the three and nine month periods ending September 30, 2005 and 2004 and the statement of cash flows for the nine month periods ended September 30, 2005 and 2004 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”).  The financial information included herein has been prepared without audit.  The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004.

In the opinion of management, all adjustments, which are necessary to state fairly the financial position, results of operations and cash flows for all interim periods presented have been made.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.  The operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per share as if the fair value method prescribed in FAS No. 123 had been applied to the Company’s stock option and stock purchase plan and recorded in the consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2005	2004	2005	2004
Net income, as reported	$3,327	$1,106	$1,283	$2,785
Add: Stock-based employee compensation expense included in net income (loss)	—	28	—	83
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,512)	(1,590)	(5,018)	(3,627)
Pro forma net income (loss)	$1,815	$(456)	$(3,735)	$(759)
Income (loss) per share:
Basic net income per common share, as reported	$0.07	$0.02	$0.03	$0.06
Diluted net income per common share, as reported	$0.07	$0.02	$0.03	$0.06
Basic net income (loss) per common share, pro forma	$0.04	$(0.01)	$(0.08)	$(0.02)
Diluted net income (loss) per common share, pro forma	$0.04	$(0.01)	$(0.08)	$(0.02)

C.    BUSINESS AND CREDIT CONCENTRATION

At September 30, 2005, Lucent Technologies, Inc. (“Lucent”), Cisco Systems, Inc. and Ericsson, represented 29.1%, 16.0% and 10.8%, respectively, of the Company’s outstanding net accounts receivable.  At December 31, 2004, Avaya, Inc. and a channel partner in the United States of America represented 22.4% and 12.2%, respectively, of the Company’s outstanding net accounts receivable balance.

Lucent and Cisco Systems, Inc. represented 29.2% and 13.5% of the Company’s revenue for the three months ended September 30, 2005. Lucent represented 21.2% of the Company’s revenues for the nine months ended September 30, 2005.

Lucent represented 16.0% and 13.0% of the Company’s revenues for the three and nine months ended September 30, 2004, respectively.

D.    EARNINGS PER SHARE

The following table provides the basic and diluted income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2005	2004	2005	2004

Net income	$3,327	$1,106	$1,283	$2,785

Weighted average basic shares outstanding	47,976	47,027	47,688	43,930

Dilutive Effect of:
Options to purchase common shares	1,035	2,108	771	2,484

Weighted average diluted shares outstanding	49,011	49,135	48,459	46,414

Basic earnings per share	$0.07	$0.02	$0.03	$0.06

Diluted earnings per share	$0.07	$0.02	$0.03	$0.06

The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the exercise price of the options.  The number of options that were antidilutive for the three months ended September 30, 2005 and 2004 were 4,252,793 and 3,142,550, respectively. The number of options that were antidilutive for the nine months ended September 30, 2005 and 2004 were 3,855,376 and 2,980,759, respectively.  Additional common stock equivalents related to the Company’s Convertible Notes of 315,913 at September 30, 2005 and 2004 have been excluded from the calculation of earnings per common share as their inclusion would have been anti-dilutive.

E.    RESTRUCTURING AND OTHER RELATED CHARGES

The following table sets forth activity during the first nine months of 2005, related to restructuring actions taken in fiscal years 2002 and 2003:

	Employee	Facility
(In thousands)	Related	Related	Other	Total
Restructuring accrual balance at December 31, 2004	$102	$1,196	$11	$1,309
Cash payments	(102)	(214)	(11)	(327)
Restructuring accrual balance at September 30, 2005	$—	$982	$—	$982

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

Investments in marketable securities categorized as “available-for-sale” are carried at fair value and consist of the following:

	September 30, 2005
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Money market fund	$7,954	$—	$—	$7,954
U.S. government, U.S. agency and mortgage backed debt securities	46,334	—	(26)	46,308
	$54,288	$—	$(26)	$54,262

Included in cash and cash equivalents	24,542	—	—	24,542
Marketable securities	$29,746	$—	$(26)	$29,720

	December 31, 2004
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Money market fund	$10,349	$—	$—	$10,349
U.S. government, U.S. agency and mortgage backed debt securities	46,923	—	(108)	46,815
	$57,272	$—	$(108)	$57,164

Included in cash and cash equivalents	10,349	—	—	10,349
Marketable securities	$46,923	$—	$(108)	$46,815

For the three months ended September 30, 2005, proceeds from the maturity of marketable securities were $11.5 million. For the three months ended September 30, 2005, there were no gross realized gains or losses from the sale of securities.

For the nine months ended September 30, 2005, proceeds from the maturity of marketable securities were $55.5 million. For the nine months ended September 30, 2005, there were no gross realized gains or losses from the sale of securities.

For the three months and nine months ended September 30, 2004, proceeds from the maturity of marketable securities were $2.0 million. There were no gross realized gains or losses from the sale of securities.

G.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories were comprised of the following as of:

	September 30,	December 31,
(In thousands)	2005	2004

Raw materials	$439	$161
Work in process	285	323
Finished goods	448	1,207
Inventory at customer sites	2,172	1,755
	$3,344	$3,446

H.    SEGMENT AND GEOGRAPHIC INFORMATION

In 2005, the Company reorganized its business segments into the following three units: the Platform Solutions (PS) business unit, the Network Solutions (NS) business unit and the Network Infrastructure (NI) business unit. The PS business unit consists of products and services, which the Company refers to as systems building blocks, that provide connectivity to communications networks, call processing, real-time media processing, application programming interfaces (APIs) and other application development software tools. The NS business unit consists of a multi-application enhanced services delivery system and a personalized mobile entertainment application called MyCaller. The NI business unit consists of two product lines.  The first product line consists of a wireless backhaul optimizer product, AccessGate, a product designed to lower carriers’ operating expenses in time division multiple access (TDMA), global system mobile communications (GSM), universal mobile telecommunications system (UMTS) or enhanced data global system mobile communication environment (EDGE) networks by reducing the bandwidth required for voice traffic as well as signaling through advanced optimization techniques. The second product line consists of voice quality enhancement and echo cancellation products, systems and services referred to as Voice Quality Solutions (VQS). Charges related to the Company’s finance, legal, human resources and executive groups as well as all charges related to goodwill, intangible asset, impairment and restructuring are included in the corporate line item in the table that follows.  In 2004, MyCaller and its related products, now the NS business unit, were within the PS business unit and the VQS business was a separate business unit. Certain prior period amounts have been reclassified in the table below to conform to the reorganized business segments.

Management makes operating decisions and assesses the performance of individual business segments on a basis that excludes from consideration intangible assets, amortization of intangible assets, restructuring and other related costs and impairments of long-lived assets. Therefore, all goodwill, intangible assets, impairment and restructuring charges have been allocated to Corporate.

As of September 30, 2005, the Company had operations established in 12 countries outside the United States and its products were being sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table presents the Company’s revenues and operating income (loss), by business unit and by geographic segment. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Revenues by business unit
Platform Solutions	$18,861	$20,673	$52,687	$61,255
Network Solutions	1,235	—	4,057	—
Network Infrastructure	10,175	5,020	21,046	14,079
Total revenues	$30,271	$25,693	$77,790	$75,334

Operating income (loss) by business unit
Platform Solutions	$6,123	$8,132	$16,105	$23,338
Network Solutions	(2,341)	(2,320)	(6,679)	(7,293)
Network Infrastructure	2,552	(1,203)	1,471	(4,217)
Corporate	(3,061)	(3,026)	(9,818)	(7,367)
Total operating income	$3,273	$1,583	$1,079	$4,461

Revenues by geographic area
Americas	$13,284	$12,739	$29,811	$37,669
Europe	4,472	5,342	17,401	16,693
Asia	12,515	7,612	30,578	20,972
Total revenues	$30,271	$25,693	$77,790	$75,334

Operating income (loss) by geographic area
Americas	$(3,843)	$(6,909)	$(18,141)	$(18,709)
Europe	151	2,670	1,598	8,065
Asia	6,965	5,822	17,622	15,105
Total operating income	$3,273	$1,583	$1,079	$4,461

I.     COMPREHENSIVE INCOME

The following table represents the Company’s comprehensive income for the stated periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Net income	$3,327	$1,106	$1,283	$2,785
Other comprehensive income items:
Foreign currency translation adjustment	(152)	(21)	(1,043)	(112)
Change in market value of available for sale securities	26	49	81	(113)
Comprehensive income	$3,201	$1,134	$321	$2,560

J.     SHORT-TERM DEBT

Effective October 11, 2000, the Company issued $175.0 million aggregate principal amount of convertible subordinated notes (the “Notes”). The Notes are convertible into shares of the Company’s common stock at any time after 90 days following the last day of the original issuance of the Notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The Notes bear interest at a rate of 5% per year which is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The Notes, which are unsecured obligations of the Company, will mature on October 15, 2005, unless previously redeemed or repurchased, and have no sinking fund requirement. Since the issuance of the Notes, the Company has repurchased $155.1 million aggregate principal amount of the Notes.  At September 30, 2005, the Company had $19.9 million aggregate principal amount of the Notes outstanding.

In the nine months ended September 30, 2004, the Company paid $38.5 million to extinguish $37.8 million principal amount of the Notes and related accrued interest.  As a result, in the nine months ended September 30, 2004, the Company recorded $0.3 million as “loss on extinguishment of debt” in other income and expense on the income statement due primarily to the expensing of unamortized debt issuance cost.

K.    EQUITY

In the three and nine months ended September 30, 2005, employees, including certain executive officers, of the Company exercised 0.1 million and 0.6 million stock options, respectively. Cash proceeds provided by the issuance of common stock related to employee stock option exercises and employee stock purchases were $0.1 million and $1.2 million for the three and nine months ended September 30, 2005, respectively.

In the three and nine months ended September 30, 2004, employees, including certain executive officers, of the Company exercised 0.1 million and 1.1 million stock options, respectively.  Cash proceeds provided by the issuance of common stock related to employee stock option exercises and employee stock purchases were $0.3 million and $3.7 million for the three and nine months ended September 30, 2004, respectively.

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

Changes in the warranty reserves were as follows for the nine month periods ending:

	September 30,	September 30,
(In thousands)	2005	2004

Beginning balance	$342	$332
Provisions for warranty	285	211
Consumptions of reserves	(162)	(180)
Ending balance	$465	$363

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

Purchase Commitments

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At September 30, 2005, the Company had satisfied the eight turn goal in all preceding quarters. As such, the Company has not accrued any amounts in the consolidated financial statements related to a commitment with Plexus at September 30, 2005. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third-party contract manufacturer. As such, NMS is not party to any other such arrangements.

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

N. SUBSEQUENT EVENTS

On October 13, 2005, the Company paid $20.4 million to extinguish $19.9 million face value of convertible debt and related accrued interest.

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

During 2005, our goal has been to grow our platform solutions and voice quality product revenues modestly and our newest products, AccessGate and MyCaller more aggressively, while maintaining profitability. Net income for the three and nine months ended September 30, 2005 was $3.3 million and $1.3 million, respectively. The third quarter results showed sequential improvement over the second quarter ending June 30, 2005, as a result of increased demand for our PS products and our VQS products.  In the nine months ended September 30, 2005, we experienced lower demand for our PS products, primarily in the first six months of 2005, offset by increased demand for our VQS and MyCaller products when compared to the prior year. We expect to continue to execute on our strategy during the fourth quarter which we expect will result in profitable results for the full year.

In the nine months ended September 30, 2005, cash flow from operations was negative, primarily due to increased accounts receivable throughout the year, payment of bonuses and salaries accrued at December 31, 2004, offset by increased deferred revenue balances and positive net income.  We expect to achieve positive operating income and cash flow from operations in the fourth quarter. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. As of September 30, 2005, we had $77.7 million in cash and short-term marketable securities and short-term debt of $19.9 million, which we repaid in full in October, 2005. We believe the Company has the available cash to execute on its business objectives.

RESULTS OF OPERATIONS

Revenue

Revenues consist primarily of product sales, software licenses, and sales of services provided to our customers. The revenues in the table below for the three and nine months ended September 30, 2004 and 2005, reflect the current business unit structure discussed in the footnotes to the financial statements of this quarterly report.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004			2005		2004
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
PS	$18.9	62.2%	$20.7	80.5%	(8.8)%	$52.7	67.7%	$61.3	81.3%	(14.0)%
NS	1.2	4.1	—	—	—	4.0	5.2	—	—	—
NI	10.2	33.6	5.0	19.5	102.7%	21.1	27.1	14.0	18.7	49.5%
Total revenues	$30.3	100.0%	$25.7	100.0%	17.8%	$77.8	100.0%	$75.3	100.0%	3.3%

The decline in PS business unit revenue in the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, resulted from a decrease in volume sales to original equipment manufacturers (“OEMs”) and solution provider customers, primarily in North America, and a slowdown in the Chinese telecommunications equipment market in the second and third quarters of 2005. The decrease in sales to our customers is directly related to lower demand they experienced from their operator, service provider and enterprise customers.  We believe the enterprise sector had the largest impact on demand during this period.  In 2005, demand from our customers increased during the third quarter and they are forecasting similar or slightly greater requirements for the fourth quarter.

During the third quarter of 2005 we recorded $1.2 million of revenue in our NS business unit from sales of our MyCaller products and services, based on customer acceptance. Orders and shipments of MyCaller systems were greater than total sales for the quarter. As a result, the excess shipments resulted in deferred revenues until customer acceptance is completed. We introduced the MyCaller product late in 2004, and recognized our first revenues in the fourth quarter of 2004. We expect orders and revenues from MyCaller to continue to grow during the last quarter of 2005.

We also experienced growth in the NI business unit during the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004, primarily due to sales of our VQS products to one customer. Revenues from our VQS products and services were up significantly in the third quarter and year to date, based primarily on deployments of our products in the 3G network of a major Japanese operator.  This deployment started in the second quarter and is expected to continue through the first quarter of next year, with the fourth quarter of 2005 being the volume peak.  Sales to this customer are made through a reseller agreement with Lucent which we are currently in the process of renegotiating.  Over time, we expect voice quality infrastructure to be incorporated in other carrier infrastructure equipment and as a result most of our new business development activities for the VQS products are targeted at equipment OEMs. Our view is that over time echo cancellation and voice quality functionality will be incorporated in other carrier infrastructure equipment.

Revenues associated with AccessGate have been minimal to date. Currently, AccessGate is launched in field trials and we expect to record revenues related to the initial orders. During the three and nine months ended September 30, 2004, we received royalty fees from Lucent in connection with our VQS technology of $0.4 million and $1.8 million, respectively. Our royalty agreement expired in late 2004.  In addition, we extended our three year supply agreement with Lucent and it expires on December 31, 2005.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004			2005		2004
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
North America	$12.3	40.6%	$12.4	48.1%	(0.7)%	$28.1	36.0%	$36.8	48.8%	(23.8)%
International	18.0	59.4	13.3	51.9	35.0%	49.7	64.0	38.5	51.2	29.0%
Total revenues	$30.3	100.0%	$25.7	100.0%	17.8%	$77.8	100.0%	$75.3	100.0%	3.3%

We have experienced growth in our international markets due to the growth in the Asian market.  The Asian market experienced the strongest growth during both the three and nine months ended September 30, 2005, due in large part to the deployment of our VQS products by a major Japanese mobile operator, as described above. The increase in Asia was offset by lower sales of PS products in Europe and the Americas.  The North American market remained consistent when compared to the three months ended September 30, 2004, but declined when compared to the nine months ended September 30, 2004.  The effects are largely from our PS products and are described in the preceding section.

Cost of Revenues and Gross Margin

Cost of revenues consists of product cost; cost of services provided to our customers and overhead associated with testing and fulfillment operations.  The components of cost of goods sold are summarized in the table below.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004			2005		2004
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product	$7.7	25.3%	$6.6	25.8%	15.7%	$20.4	26.2%	$19.3	25.6%	6.0%
Service	1.4	4.7	1.7	6.5	(14.5)%	5.3	6.8	5.0	6.7	3.9%
Overhead	1.0	3.3	1.2	4.6	(16.0)%	3.3	4.3	3.7	4.9	(10.5)%
Total Cost of Revenues	$10.1	33.3%	$9.5	36.9%	6.4%	$29.0	37.3%	$28.0	37.2%	3.5%

Product costs vary with revenues and to a lesser extent due to fluctuations in product mix and are discussed in the following paragraph.  Service costs which represent primarily pre and post sales technical support activities did not change significantly for either the three or nine month periods.  Substantially all manufacturing activities are outsourced to a contract manufacturer.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004			2005		2004
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Revenues	$30.3	100.0%	$25.7	100.0%	17.8%	$77.8	100.0%	$75.3	100.0%	3.3%
Cost of revenues	10.1	33.3	9.5	36.9	6.4%	29.0	37.3	28.0	37.2	3.5%
Gross profit	$20.2	66.7%	$16.2	63.1%	24.5%	$48.8	62.7%	$47.3	62.8%	3.1%

We experienced an improvement in gross profit margin for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily as a result of higher VQS and PS revenues, which absorbed a greater proportion of service and overhead costs.  Gross margin for the nine months ended September 30, 2005 was slightly improved from the prior year to date period due to higher product margins in our VQS products and their larger proportion of revenues in the comparative period in 2005.  We expect gross profit as a percent of revenue to decline slightly in the fourth quarter of 2005 with a higher mix of our MyCaller and AccessGate revenues and lower VQS revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004			2005		2004
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Selling, general and administrative expenses	$10.1	33.3%	$8.7	34.0%	15.5%	$28.4	36.5%	$24.8	32.9%	14.4%

Selling, general and administrative expenses increased during the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004. The increase in the three month period is primarily related to an increase in sales headcount and sales compensation. The primary components of the increase in selling, general and administrative expenses for the nine months ended September 30, 2005 were $1.2 million related to professional service fees associated with legal costs and auditing and compliance with Section 404 of the Sarbanes Oxley Act and $2.2 million due to headcount, and to a lesser extent, compensation increases. We expect quarterly spending to increase in the fourth quarter due to sales commission costs and the cost of an independent investigation initiated by our Audit Committee of the Board of Directors. The independent investigation resulted from the discovery of an accounting error that resulted in the restatement of the financial results for the three and six months ended June 30, 2005.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits, other personnel related expenses, facilities costs and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004			2005		2004
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Research and development expenses	$6.8	22.6%	$5.9	23.0%	15.8%	$19.3	24.9%	$18.1	24.0%	7.2%

Our research and development spending and headcount have been slightly higher during the three and nine month periods ending September 30, 2005 in comparison to the three and nine months ended September 30, 2004. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, radio access networks and emerging IP-based services, including VoIP. We are currently investing research and development expenditures including product extensions to our CG and TX board families, next generation board and related software offerings incorporating for example, video capabilities, our recently announced Vision series of application ready media servers, and our more recent product families, MyCaller and AccessGate, with the expectation that these products will contribute to future revenues and growth. During the quarter we invested approximately $3.4 million in the MyCaller and AccessGate products.  For the remainder of 2005, we expect research and development spending to be consistent with the quarter ended September 30, 2005.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, gains or losses realized on the repurchase of convertible debt and foreign currency translation gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Interest income	$0.4	$0.3	$1.2	$0.6
Interest expense	(0.2)	(0.4)	(0.8)	(1.9)
Loss on extinguishment of debt	—	(0.2)	—	(0.3)
Other	(0.1)	(0.1)	0.4	—
Other income (expense), net	$0.1	$(0.4)	$0.8	$(1.6)

The increase in interest income earned for the three and nine months ended September 30, 2005 compared to that earned during the respective periods in 2004 is primarily due to an increase in our cash, cash equivalents and marketable securities as a result of proceeds of $49.5 million from our underwritten public offering in March 2004. The decrease in interest expense in the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004 is attributable to the repurchase and retirement of outstanding convertible debt throughout 2004.  Included in Other in the nine month periods ended September 30, 2005 is a $0.2 million franchise tax refund and a $0.2 million gain related to net foreign currency translation.

Income Tax Expense (Benefit)

Income tax expense is primarily due to foreign taxes incurred by our international subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Income tax expense	$0.1	$—	$0.5	$0.1

Income tax expense for the three months ended September 30, 2005 and 2004 was $63,000 and $24,000, respectively. Income tax expense (benefit) for the nine months ended September 30, 2005 and 2004 was $548,000 and $65,000, respectively. Income tax expense is primarily due to foreign taxes incurred by foreign subsidiaries.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $147.2 million at December 31, 2004, a portion of which may be limited under Internal Revenue Code Section 382. These carryforwards will begin to expire in 2019. We also had foreign net operating loss carryforwards of approximately $55.5 million. As of September 30, 2005, we have approximately $6.0 million of tax credits that were composed of federal research and development credits, foreign tax credits and state and local credits. If unutilized, credits of approximately $35,000 will expire during 2005.

Based upon available evidence, management believes that the realization of deferred tax assets is more unlikely than not and, accordingly has established a full valuation allowance against those assets. During fiscal year 2004, the deferred tax asset valuation allowance increased by $11.6 million, primarily as the result of additional net operating loss carryforwards and the amortization of intangible assets. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $6.5 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which, if realized, will be allocated directly to additional paid-in capital.

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(In millions)	2005	2004
Cash, cash equivalents and marketable securities	$77.7	$80.6
Working capital	$61.8	$60.9

As of September 30, 2005, our liquid assets include cash, cash equivalents and marketable securities of $77.7 million. In March, 2004, we completed the sale of 9.2 million shares of common stock in an underwritten public offering which resulted in net proceeds of $49.5 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. The remaining convertible subordinated notes were repaid in October, 2005. The majority of our liquid assets are invested in short-term and long-term marketable securities.  We had no significant capital spending or purchase commitments other than facility leases and open purchase orders in the ordinary course of business.

We believe that our available liquid assets and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months and we do not anticipate the need for additional financing. Material risks to cash flow from operations include delayed cash payments accompanying sales of product. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

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

Sources and uses of cash for the year to date periods are summarized in the table below. Sources and uses of our liquid assets are shown in detail in the statement of cash flows of our financial statements.

	Nine Months Ended September 30,
(In millions)	2005	2004
Net cash provided by (used in):
Operating activities	$(0.8)	$2.6
Investing activities	$14.4	(45.4)
Financing activities	$1.2	$14.6

The principal driver of cash flow is net income, which, as described more fully above decreased slightly in the current year.  Depreciation and amortization were lower in 2005 as a result of reduced capital spending during the past few years.  Accounts receivable changes represented a use of cash in both periods, but to a greater extent in 2005 as days sales outstanding (DSO) increased from 43 days to 59 days.  DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. However, also for some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones.  The other factor affecting DSO is the timing of customer payments which are normally due 30 days after invoicing.  In both 2004 and 2005, and to a larger extent in 2005, we had a larger proportion of customer invoicing take place during the third month of the quarter.  The timing of payments of payables and accruals is another factor; it will vary from quarter to quarter, but over time should not be a significant factor affecting cash flow.  Finally, deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized.  As MyCaller and AccessGate revenues become a larger proportion of overall revenues, this balance will grow and affect cash flows accordingly.

During the nine month period ended September 30, 2004, we used $38.5 million to repurchase our debt obligation, which as described elsewhere in this report was fully retired in October, 2005.

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

	Remaining Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Operating leases	$1,131	$4,090	$3,514	$3,214	$2,930	$2,835	$3,949	$21,663
Open purchase orders	4,657	—	—	—	—	—	—	4,657
Convertible notes and related accrued interest	20,401	—	—	—	—	—	—	20,401
Total contractual obligations	$26,189	$4,090	$3,514	$3,214	$2,930	$2,835	$3,949	$46,721

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

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At September 30, 2005, the Company had satisfied the eight turn goal in all preceding quarters. As such, we have not included any amounts in the table of contractual obligations related to a commitment with Plexus at September 30, 2005. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third-party contract manufacturer. As such, NMS is not party to any other such arrangements.

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

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a continued flatness in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors and other risks.  These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2004 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, as amended.  We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in its 2004 Annual Report on Form 10-K.

Our financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at September 30, 2005 and December 31, 2004. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity.  Fair value of short-term debt at both September 30, 2005 and December 31, 2004 is approximately $19.9 million. Short-term debt is recorded at its face value.

Item 4.  Controls and Procedures

A.  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended ,is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, we performed an evaluation, under the supervision of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon, and as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting described below.  Notwithstanding the existence of this material weakness, our management believes, including our Chief Executive Officer and Chief Financial Officer that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of the end of the period covered by this report, we identified the following material weakness in our internal control over financial reporting: we did not maintain effective controls over the completeness and accuracy of our recognition of product revenues and the associated deferred revenue account.   Due to changes in personnel and their responsibilities within our sales and finance functions during the second quarter of 2005, modifications to contract terms were not properly reviewed and therefore evaluated for their affect on revenue recognition.  This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended June 30, 2005.  Additionally, this control deficiency could result in a misstatement of license revenues and deferred license revenue accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, we have concluded that this control deficiency constitutes a material weakness.

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

Other than as described above, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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