Form 10-K
period 2005-12-31
NMS COMMUNICATIONS CORP
filed 2006-03-16
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  0-23282

NMS COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2814586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Crossing Boulevard Framingham, MA	01702
(Address of principal executive offices)	(Zip Code)

508-271-1000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                     Accelerated filer ☒                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $137.1 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Global Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2006
Common Stock, $0.01 par value per share	52,443,824 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement  on Form DEF 14-A relating to the 2005 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Form 10-K.

The following are trademarks and trade names of the company indicated.

NMS Communications, AccessGate, Convergence Generation (CG), e256, Mercury, Natural Access, Mobile Place, MyCaller, Openera, Open Access, PacketMedia, Sonata and Video Access are trademarks; Studio Sound and Alliance Generation (AG) are registered trademarks of the registrant; and NMS is a trade name of the registrant. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

This Form 10-K, future filings of the registrant, press releases of the registrant and oral statements made with the approval of an authorized executive officer of the registrant may contain forward-looking statements. In connection therewith, please see the cautionary statements and risk factors contained in “Item 1A—Risk Factors,’’ which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

References in this Form 10-K to the “Company,” the “registrant,” “we,” “our” and “us” refer to NMS Communications Corporation and its subsidiaries.

PART I

ITEM 1.                BUSINESS

Overview

We are a leading provider of technologies and solutions that enable new mobile and IP (Internet Protocol) voice, data and video applications and improve the performance and quality of wireless networks. Our customers are network equipment manufacturers, system integrators and fixed-line and mobile telecommunications operators. Telecommunications operators use our products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use our products to help deploy leading technology solutions for their telecom operator and enterprise customers in a timely and cost-effective manner. We sell our products worldwide through our direct sales force as well as through channel and system integrator partners. Our customers and partners include leading telecommunications operators and network equipment and application providers such as Vodafone, 3 Italy, MTN, Movilenet, NTT DoCoMo, Ericsson, LogicaCMG, Alcatel, Comverse, Avaya, Lucent Technologies, Huawei and Cisco.

Industry Overview

Telecommunications is a large, complex and rapidly evolving market that includes wireless and traditional wireline communications services, and the related applications, equipment and infrastructure needed to deliver voice, video and data over circuit, packet and broadband networks. Over the last 12 months, certain market segments of the industry have shown signs of growth. Several forces are enabling this growth, including

•       growth in Internet traffic;

•       strong consumer adoption of wireless services, especially in emerging markets;

•       competition among service providers to deliver new types of services involving, multimedia content and data services;

•       the substitution of mobile for fixed-line voice and data communications by both businesses and consumers;

•       increased use of Internet Protocol (IP) networks;

•       unceasing introduction of new technologies such as WiMax (industry standard technologies, high speed, very long range wireless communications);

•       the increasingly rapid change of communication devices such as handsets and information technology (IT) products; and

•       the deployment of third generation (3G) networks by operators around the world.

Some industry analysts believe that for operators, equipment manufacturers, system integrators, application and content providers, the opportunities are strongest in mobile applications and services and related infrastructure. Nonetheless, these opportunities are not without challenges for market participants.

Telecommunications Operators—Wireless and Wireline

Telecommunications operators, who provide wireless and wireline services, face a highly competitive and capital-intensive environment. Key challenges and initiatives in the industry include:

•       Retaining customers. Changing industry regulations are minimizing previous barriers to customer migration between telecommunications operators, while customer acquisition costs are still relatively high. Operators, particularly in the wireless market, are under increasing pressure to reduce customer churn by providing high quality voice services as well as a wide range of other services and functionality, such as access to Internet content and video communications.

•       Diversifying revenue streams. Intense competition has compromised operators’ ability to compete on price, further highlighting the need for high quality service and new and differentiated premium service offerings. Additionally, operators are seeking to expand margins and improve operating performance by increasing the average revenue per customer through premium, value-added services that can be deployed rapidly and cost-effectively.

•       Improving network quality and  performance. As wireless telecommunications operators continue adding users and applications, overall network traffic is increasing. In this highly competitive industry, operators must respond to traffic growth with investments in network quality, coverage and capacity to avoid degradation in service standards. Wireless operators are aggressively upgrading their networks to next-generation infrastructures, including 2.5G, a standard which adds data (such as Internet access and text messaging) to the current wireless infrastructure, and gradually migrating to 3G, a new standard for bandwidth-intensive data services. Similarly, wireline operators are seeking to cost-effectively upgrade their networks using IP technologies, in order to connect traditional telephone networks with packet networks.

Network Equipment and Application Providers

Network equipment providers, as well as application providers, who include systems integrators, original equipment manufacturers and independent software vendors, provide network systems, applications and services to telecommunications operators and enterprises. These offerings include interactive voice response systems, automatic speech recognition, media services, conferencing, unified communications, multimedia messaging, video communications, and content-based entertainment applications like ringtones and ringback tones. These offerings enable telecommunications operators to rapidly deploy premium services for their customers.

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

Our Solutions

Our offerings address a wide range of our customers’ needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. We believe that our offerings provide one or more of the following benefits to our customers:

Speed time to market for network equipment and application providers. Network equipment and application providers leverage our offerings to provide lower cost, higher quality telecommunications systems more quickly to meet the demands of their service provider and enterprise customers. Our offerings are designed for flexibility in various development and network environments, utilizing open interfaces and industry standards. We believe that with our offerings, our network equipment and application provider customers are able to reduce product lifecycle costs, increase competitive value and remain focused on their core competencies and technologies.

Enable cost-effective and timely deployment of communications applications and services. Our system building block offerings provide a comprehensive set of enabling technologies for developing and deploying next-generation applications.

Enable cutting edge mobile services such as ringback tones. We deliver an end to end solution that integrates with existing operator networks and delivers music content and a subscriber profile and preference capability used by service providers for revenue producing services such as ringback tones.

Improve network service quality. Our voice quality offerings leverage our technical expertise in electrical echo cancellation, acoustic echo control, noise reduction, adaptive level control and noise level compensation for both wireless and wireline deployments, thus allowing operators to provide improved quality of service. These products are designed to provide better price performance and higher capacity relative to other alternatives and are designed to integrate with all major telecommunications switch vendors.

Enable rapid growth in subscribers and reduce network infrastructure expenditures. Our radio access network wireless backhaul optimizer allows mobile operators to save operating expenses by reducing voice and data traffic (backhaul) expenses between cell sites and the operators’ switching sites while enabling accelerated deployment of future services and infrastructure, including enhanced data global system mobile communications (GSM) environment (EDGE) and universal mobile telecommunications system (UMTS). Our wireless backhaul optimizer uses aggregation and bandwidth reduction techniques to provide up to 2:1 bandwidth savings in the radio access network of GSM networks.

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

Products and Services

We offer a comprehensive line of products and services that address targeted customers’ needs as they seek to develop and deploy enhanced voice, video and data services and applications, and improve the quality and efficiency of communications networks. Our products include system building blocks, a service delivery system for personalized mobile entertainment applications and community-based mobile applications, voice quality systems and a wireless backhaul optimizer. We are organized into three business units, designed to optimize our development resources and provide the greatest possible market and customer focus: Platform Solutions (PS), Mobile Applications (MA), previously referred to as Network Solutions (NS) and Network Infrastructure (NI). During 2005, we moved our voice quality products into our PS group because we increasingly see our voice quality technologies being delivered to the market as an embedded solution.

On February 24, 2006 we acquired Openera Technologies Inc. (“Openera”). Openera, whose operations are based primarily in Bangalore, India, is a provider of mobile application handset solutions for converged mobile networks. Openera has developed a set of applications aimed at Internet Protocol Multimedia Subsystems (IMS) and peer-to-peer communications services. These applications include peer-to-peer video, push-to-talk over cellular, active phonebook, instant message and location-based services. We believe this new set of applications complements our existing application offerings in these growing market segments.

Platform Solutions

Our Platform Solutions team provides enabling technology and system-level products that allow our network equipment and application provider customers to develop and deploy next-generation voice, data, and video applications and services. The team also provides carrier-grade voice quality and echo cancellation systems that allow both wireless and wireline telecommunications operators to bring superior voice quality to their networks.

Open Access. Our comprehensive offering of systems building blocks, called Open Access, is composed of hardware and software elements. The hardware elements consist principally of printed circuit boards that are used in computer systems or subsystems. The software elements consist primarily of media processing and switching functions, as well as APIs and a complete application development environment.

Our Open Access products are standards-based, IP-enabled, comply with the emerging IMS standards and are used to develop and deploy next-generation voice, video and data applications and services such as IP conferencing, speech activated services, music applications, and mobile video. Our Open Access products also offer a broad range of network interfaces, including analog and digital PSTN, IP and asynchronous transport mode (ATM), and associated protocol support, including channel associated (tone) signaling, integrated services digital network (ISDN), Signaling System 7 (SS7), and Session Initiation Protocol (SIP) for Internet Protocol (IP) networks, providing interoperability with most legacy and next-generation networks and services around the world. These products are deployed in over 90 countries in enhanced communications services, network infrastructure and enterprise applications.

Vision Family. The Vision family of media servers and gateways is a broad line of application-optimized communication servers designed to help OEMs and application providers rapidly develop and deploy converged multimedia applications in today’s converged communications infrastructure and in the all-IP Multimedia Subsystem (IMS) network architecture of the future. Leveraging our expertise in innovative enabling technology, Vision products are built on a layered architecture that is configurable, adaptable, and based on open standards. Our carrier-grade media server capabilities will include speech, mobile video, conferencing, SS7 signaling, fixed-mobile convergence, and text and multimedia messaging. The Vision servers are designed to be ready to deploy in a wide range of applications, including network announcements, messaging, prepaid card processing, conferencing, self-service, voice portals, call centers, IP and mobile Centrex, video chat, and more.

Voice Quality Systems. Our Voice Quality Systems (“VQS”) products, which were built on pioneering innovations that originated at Bell Labs, include our patented Studio Sound software, which creates an improved listening environment for all parties in a wireless telephone conversation and is statistically proven to increase customer ratings on overall voice quality. Our voice quality products are available as a stand-alone system with multiple network interfaces or as embedded technology on blades (high-

availability carrier-grade circuit boards), modules and chips. These products incorporate electrical echo cancellation and acoustic echo control technology to reduce or eliminate the echo inherent in long distance, wireless and voice over IP (VoIP) networks. Utilizing our custom technology and patented voice quality software, we are able to provide a high density solution that dramatically improves the quality of voice conversations through noise reduction, automatic gain control, noise compression and dynamic speech restoration. Our voice quality systems incorporate monitoring and measurement tools that give telecommunications operators the ability to observe and analyze the performance of their network via direct interaction with our voice quality systems. Our voice quality products have been deployed in the networks of over 100 leading wireless and wireline telecommunications operators worldwide.

Our Voice Quality Systems products include the following:

•       Studio Sound®. A comprehensive suite of voice quality capabilities for wireless communications incorporated into our Mercury and VM1000 products. Our patented Studio Sound software creates an improved listening environment for all parties in a wireless telephone conversation and is statistically proven to increase customer ratings on overall voice quality.

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

Mobile Applications

MyCaller. Launched in 2003 in collaboration with our content provider and systems integration partners, MyCaller allows mobile subscribers to select original recordings of popular or other commercial music, sounds and voices for callers to hear in place of the conventional ringback (“ring, ring”) tone until the call is answered. MyCaller runs on an open, scalable, ready-to-deploy service delivery system that makes it possible for mobile operators worldwide to deploy multiple market-specific content-based services on the same system.

Mobile Place. A single framework that combines multiple applications with a powerful, complete subscriber and content management system (CCRM). Building on the MyCaller offering, the Mobile Place CCRM enables rapid, targeted rollout and management of new services and content to provide an easy, cohesive and satisfying user experience. Our CCRM works with operators’ existing applications or applications from other vendors, and the CCRM can leverage service delivery platforms from a variety of suppliers.

Network Infrastructure

AccessGate. First launched in 2003, AccessGate is a wireless backhaul optimization system that utilizes patent-pending technology designed to improve the efficiency of wireless networks. Our technology allows our mobile operator customers to carry up to twice as much voice and data traffic over backhaul connections in GSM networks, thereby reducing their backhaul expenses without compromising voice or data quality and freeing up capacity for the delivery of new services.

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

NMS Services

We offer a complete range of technical and operational support and training services to support our customers throughout the product lifecycle including planning and design, evaluation, development, deployment and maintenance. Our service offerings span basic customer service and support to advanced architecture and system design based on the needs of our customers. Our services include the following:

•       Technical and Operational Support Services. For our systems building block hardware and software products, we provide a complete range of developer support and maintenance service offerings. Our OEM and developer customers may choose the type and level of services they require, from options spanning basic telephone support to premium deployment service agreements. We also provide a complete portfolio of services for our system-level and application products, from initial system configuration and site survey to installation and acceptance testing. We provide engineering and installation as well as ongoing system support, program management, return material authorization for replacement of defective material and problem escalation services.

•       Training Services. We provide professionally developed technical training curriculum for our Open Access and Voice Quality Systems products, based on self-contained modules that are created in a standard format with learning objectives, exercises and tests.

Growth Strategy

We aim to be a leading provider of high value telecom solutions, with our primary focus on mobility and next generation services. Our strategies for achieving this objective include the following elements:

•       Provide our customers high value offerings that enable them to get services to market quickly and cost effectively.

•       Focus on growing market niches, where we can create a sustainable leadership position - a top 3 position in market share.

•       Leverage our leadership in media processing, networks and mobile applications, our “best partner” practices and our supply chain expertise.

Customers

We sell on a direct basis as well as through channel partners (which include value-added resellers, distributors, systems integrators and equipment providers) to telecommunications operators and network equipment and application providers. Our network equipment and application provider customers also sell our products to enterprises. One channel partner, Lucent Technologies (“Lucent”), represented 22.6% of our 2005 revenues. Revenues from customers based outside North America were 47% in both 2003 and 2004 and 65% in 2005. At December 31, 2004 and 2005, we do not have a significant backlog of unfilled orders. Further information relating to our revenues and long-lived assets by geographic area is set forth in Note 16 “Segment and Geographic Information” to the consolidated financial statements included in this Annual Report on Form 10-K. The tables below set forth a representative list of our customers and channel partners:

Telecommunications Operators	Network Equipment Providers
Celtel Hutchison Telecom Movilenet NTT Communications NTT DoCoMo Nextel Partners Rogers SFR Cegetel Vodafone	Alcatel Avaya Cisco Systems Comverse Ericsson General Dynamics Huawei	Lucent Technologies Motorola NEC Raytheon Siemens
Channel Partners	Application Providers
Avnet Beijing Linkhead Channel Access Cyberpower Hagemeyer HCOM Integrys Logica CMG Nekotec	Eckoh Technologies Edify European Computer Telecommunications Interactive Media Inter-Tel Microsoft SER Solutions SigValue VAPPS

Sales and Marketing

We sell our products on a direct basis as well through system integration and channel partners. Our direct sales and marketing efforts are focused on approximately 30 telecommunications operators and 20 network equipment and application providers. As of December 31, 2005, our sales and marketing organization consisted of 103 employees in 19 offices worldwide, including 44 in North America, 19 in Europe and 23 in Asia. Historically, our direct sales force has been focused on selling systems building blocks offered by our Platform Solutions business to network equipment and application providers. Over the past two years, we have evolved to selling more complex system-level products to telecommunications operators and large network equipment providers. At the same time, we have recruited additional channel partners to expand the reach and improve coverage for our systems building blocks products and to enhance geographic coverage for our mobile applications offerings and wireless backhaul optimization products. In addition to performing sales and some level of marketing support, these channel partners provide all or some of the following: pre- and post-sales support, systems integration, fulfillment and credit services. For 2005, 39% of worldwide total company revenues were generated by direct sales, with 61% coming through channel partners.

Our marketing strategy consists of three primary methods to increase awareness and create demand for our offerings. Our public relations efforts are focused on communications industry-related and general business media relationships, which increase general awareness of our business and products, and on industry analysts who can act as independent references and provide opinions on our technologies. With our direct marketing effort, we target specific audiences with a variety of promotional materials consisting of mostly web-based communications. We also participate in selected industry trade shows around the world.

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

We seek to use industry-standard components for our products. Many of these components are generally available from multiple suppliers, including our current supplier, Texas Instruments Inc. However, we also use certain custom integrated circuits and other devices in our products that are sourced from a single supplier, Agere Systems Inc. Although we believe we could develop other sources for each of these custom devices, the process could take several months. The manufacturing processes for our products are designed to comply with Federal Communications Commission (FCC), Canadian Standards Association (CSA) and Underwriters Laboratories (UL) safety requirements and to IPC-610 standards of assembly workmanship. Additionally, we maintain a formal product-specific structure for all required international regulatory and compliance testing. Consistent with our commitment to provide the highest quality products and services to our customers, in 2002 and 2005 we received ISO 9001:2000 certification. This certification includes all design and development activities. In 2005, we also received ISO 14001 certification.

Research and Product Development

We believe that the extension and enhancement of existing products, the development of new products and the development of open technologies proprietary to us are critical to our future success. Therefore, we undertake direct research and development, engage in joint product development with selected partners and participate in the development of industry standards where appropriate. Our research and development activities are primarily based on the business units described above. During 2003, 2004 and 2005, we spent $30.3 million, $23.9 million, and $26.2 million, or 35%, 24% and 24%, respectively, of our revenue on research and development. Our increase in spending over the past two years is primarily due to an increase in headcount. As of December 31, 2005, our current product development is conducted by 132 employees located at our headquarters in Framingham, Massachusetts, and at our offices in Red Bank, New Jersey, Schaumburg, Illinois, St.-Hubert, Quebec and Herzlyya, Israel.

Intellectual Property

Our success depends in part on proprietary technology and know-how. We rely primarily on a combination of trade secret and copyright laws and restrictions on access to protect our trade secrets and proprietary rights. We hold 25 issued patents. In addition, we have filed four patent applications relating to our AccessGate technology, which, we believe, will be of strategic importance to our business if issued. We distribute our software products under license agreements, which grant customers a non-exclusive license to use the software and contain certain terms and conditions prohibiting its unauthorized reproduction or transfer. We enter into confidentiality agreements with our suppliers and customers when we disclose proprietary information to them. In addition, we enter into confidentiality agreements and assignment of invention agreements with our employees and consultants. Despite these precautions, unauthorized third parties may copy aspects of our products or obtain information that we regard as proprietary. We believe that our products and technology do not infringe on any existing proprietary rights of others.

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

Competition

Competition in the high growth markets that we target for our products is intense and diverse. There is always the potential for new competitors to enter the markets we serve in the future. A significant number of our target customers, both telecommunications operators and network equipment and application providers, currently use in-house development to provide products and solutions similar to our offerings. While we must compete against these companies’ in-house efforts, we believe that a trend towards outsourcing this type of development will continue to broaden our market opportunity. We also believe that the key competitive differentiators in these markets include product quality and functionality, ease-of-use, integration capabilities, price performance, cost of ownership, speed of deployment and installation and technical support and service. Current third party competitors for our product areas include:

Platform Solutions:

Open Access and Vision Family—AudioCodes Ltd., Intel Corporation (through its Networking and Communications Division), Excel Switching, Corporation, Convedia and Hewlett Packard (Open Talk Software)

Voice Quality Systems—Ditech Communications Corporation and Tellabs, Inc.

Mobile Applications:

MyCaller and MobilePlace—Comverse and Widerthan.

Network Infrastructure:

AccessGate—Celtro, Verso Technologies, Inc., Memotec, and Cisco

We believe that the key competitive differentiators in all these markets include product quality and functionality, ease-of-use, integration capabilities, price performance, cost of ownership, speed of deployment and installation and technical support and service.

Employees

As of December 31, 2005, we had 344 full-time employees, consisting of 73 in sales, 30 in marketing and business development, 132 in research and development, 25 in services, 23 in operations and 61 in administration and finance. None of our employees are represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

Additional Information

We maintain a website with the address www.nmscommunications.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our proxy statements, registration statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (SEC). Our SEC filings are also available over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file by visiting the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.

Forward-Looking Information

This Form 10-K includes and incorporates by reference forward-looking statements that involve substantial risks and uncertainties and are “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates,” “predicts,” “potential,” “continue” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors” below, as well as other risks and uncertainties referenced in this Form 10-K. We do not assume any obligations to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results.

ITEM 1A.        RISK FACTORS

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

We have experienced modest profitability in 2005 and 2004 after experiencing operating losses in several prior years. We are not assured of continued profitability.

We have experienced modest profitability in 2005 and 2004. We experienced operating losses in three of the four preceding fiscal years. The past operating losses have adversely affected our working capital, total assets and stockholders’ equity. Our operating plan has established a cost structure that, based on expected revenue, will continue to contribute to our profitability. If revenues do not increase in accordance with our current expectations, or if expenses are greater than we anticipate, we may experience losses again. Losses could force us to curtail our operations.

Our operating results fluctuate and are difficult to predict, which could cause our stock price to decline.

Our revenues and net income, if any, in any particular period may be lower than revenues and net income, if any, in a preceding or comparable period. Factors contributing to fluctuations, some of which are beyond our control, include:

•       fluctuations in our customers’ businesses;

•       demand for our customers’ products that incorporate our products;

•       timing and market acceptance of new products or enhancements introduced by us or our competitors;

•       availability of components from our suppliers and the manufacturing capacity of our subcontractors;

•       timing and level of expenditures for sales, marketing and product development;

•       changes in the prices of our products or of our competitors’ products; and

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

The telecommunications industry is experiencing a modest turnaround from the slowdown of the preceding three years, but a reversal of this trend could impact our ability to achieve anticipated revenue levels.

In 2005, the telecommunications industry experienced a modest turnaround. In the several years prior to 2005, the telecommunications industry experienced a severe slowdown characterized by economic uncertainty and substantial curtailment of infrastructure development and related capital spending. These broad-based industry conditions contributed to our operating losses and reduced our ability to forecast future operating results. Despite the modest turnaround, there is continued uncertainty as to the future spending patterns of telecommunications operators and the other enterprises that are the end-users of our products. If the adverse economic conditions in our industry were to continue or worsen, we may experience additional adverse effects on our revenues, net income and cash flow.

The markets we target may not develop in the manner or at the growth rate that we anticipate, which could limit our future revenues.

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

Historically, our direct sales force has been focused on selling systems building blocks offered by our Platform Solutions business to network equipment and application providers. Over the past two years, we have evolved to selling more complex system-level products to telecommunications operators and large network equipment providers. At the same time, we have recruited additional channel partners to expand the reach and improve coverage for our systems building blocks products and to enhance geographic coverage for our mobile applications offerings and wireless backhaul optimization products. In addition to performing sales and some level of marketing support, these channel partners provide all or some of the following: pre- and post-sales support, systems integration, fulfillment and credit services. These system level product sales are more complex and have longer sales cycle. In order to succeed in this initiative, we must be successful in selling to our customers’ laboratories for evaluation and field trial, to their purchasing decision-makers, to their new services decision-makers, and to the appropriate network operations staff in order to achieve customer acceptance of our systems products. Repeated customer acceptance is required to achieve market acceptance of our systems offerings. There can be no assurance that we will be successful at implementing our initiatives, and if we fail, our revenues could be reduced and/or our expenses increased. Additionally, our channel partners may not perform as agreed or expected.

We are dependent on channel partners to sell a substantial portion of our revenues and on other third parties to perform other functions important to our business.

In concert with our greater emphasis on systems offerings, we shifted the primary sales method of our systems building blocks to indirect sales through channel partners and network equipment providers. These channel partners are companies in the business of reselling communications products like those we produce to application developers, systems integrators and others. In the past, we have sold the vast majority of these products directly with our own sales force. As a result, we are increasingly reliant on the effectiveness of channel partners’ and network equipment providers’ sales, marketing, and distribution capabilities to generate and fulfill demand for our products. In 2005, 61% of our revenues were attributable to channel partners.

We are also increasingly reliant on strategic alliances with hardware, software, technology, application, content and system integration partners to bring our offerings to market and to reach targeted customers.

Similarly, we have outsourced maintenance and technical support of our systems building blocks products to external suppliers. Therefore, we are increasingly reliant on these outsource partners to maintain the quality of our systems building blocks products and to provide timely and effective technical support to a segment of our customer base. Moreover, we do not control the amount of resources that these outsource partners commit to marketing our products or products incorporating our technologies or performing these other functions. If they do not commit sufficient resources to these activities, our revenues could suffer.

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

There are numerous companies currently marketing products that compete directly with our products. Moreover, our competitors and customers may be able to develop products and services that are superior to our products and services that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. Moreover, many of our competitors have significantly greater financial resources than we do and therefore are better able to invest in the research and development activities necessary to bring innovative new products to market. By focusing all of their efforts on a specific niche of the market, some of our competitors may succeed in introducing products that change the competitive dynamic in that market niche and adversely affect demand for our products. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Many of our competitors have well-established relationships with our existing and prospective customers, including those on which we have focused significant sales and marketing efforts. These competitive factors could render one or more of our products obsolete, which would adversely affect our revenues.

Internal development efforts by our customers may adversely affect demand for our products.

Many of our customers, including the large network equipment and application providers on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These organizations often consider in-house development of technologies and products as an alternative to doing business with us. We cannot be certain that these customers will resolve these  make-buy” decisions in favor of working with us, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. If our customers choose to produce internally rather than purchase from us, it will decrease the size of the market for our products.

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

Our products typically have long sales cycles, causing us to expend significant resources before achieving agreements, “design wins” or “successful trials” and ultimately recognizing revenue.

The length of our sales cycle typically ranges from six to 18 months and varies substantially from customer to customer. Prospective customers generally must commit significant resources to test and evaluate our products and integrate them into their operating environment or product offering. This evaluation period is often prolonged due to delays associated with approval processes that typically accompany the design and testing of new communications equipment by our customers. In addition, the rapidly emerging and evolving nature of the markets in which our customers and we compete may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. During the period in which our customers are evaluating whether to place an order with us, we often incur substantial sales and marketing expenses, without any assurance of future orders or their timing. Even after we achieve an agreement, “design win” or “successful trial” and our product is expected to be utilized in a product or service offering being developed by our customer, the timing of the development, introduction and implementation of the product is controlled by, and can vary significantly with the needs of our customers and may exceed several months. This complicates our planning processes and reduces the predictability of our revenues. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may fail to achieve our revenue goals.

Our supply agreement with Lucent ends on March 31, 2006 and we may not be able to compensate for revenue from that source.

As part of our acquisition of Lucent’s voice quality business in December 2001, we entered into a three year supply agreement with Lucent in which Lucent agreed to purchase from us, on an exclusive basis for Lucent’s resale purposes, any of our products that Lucent requires which incorporate the acquired voice quality products. We extended the agreement to, and it will expire on, March 31, 2006, however the exclusivity provisions are no longer in effect. Lucent continues to incorporate our products into products it markets to others. We are engaged in discussions with Lucent regarding further extension of the supply agreement or a replacement agreement. We are relying on sales to Lucent to continue to generate a significant portion of our near-term revenue for such products and have incorporated this expectation in our operating plan. Revenues from Lucent for the year ended December 31, 2005 were approximately 22.6% of our total revenues, with revenues from one end customer of Lucent accounting for in excess of 10% of our 2005 revenue. We expect a significant decrease in business from Lucent and the end customer in 2006. Accordingly, any delays, reductions or other disruptions in Lucent’s purchasing volume, any significant disputes we might become involved in regarding our commercial relationship with Lucent or failure to extend the agreement or execute a replacement would have a significant and material adverse effect on our revenues.

We recently acquired a business and may acquire other businesses or technologies in the future; we may be unable to integrate our new business, or businesses we acquire in the future, with our business.

We recently acquired Openera Technologies, Inc. (“Openera”). The process of integrating Openera’s business into ours may absorb significant management attention, produce unforeseen operating difficulties and expenditures and may not produce the favorable business and market opportunities the acquisition was intended to provide. Additionally, the approximately 4.34 million shares of common stock we issued in connection with the acquisition will have a dilutive impact on the number of our shares outstanding. If we are presented with appropriate opportunities, we may acquire other businesses or technologies. We may not be able to identify, negotiate, or finance any future acquisition successfully. If we engage in an acquisition transaction, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities, or create additional expenses related to amortizing intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our net income.

We rely on third parties to assemble, and in certain cases, to ship, distribute and install our products. Failures or delays by such parties in executing their responsibilities could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products.

We do not have in-house manufacturing capabilities and currently rely on third-party contract manufacturers to assemble our systems building blocks and systems. Our manufacturing requirements are primarily fulfilled by Plexus Corp. In addition, Plexus ships some of our products directly to our customers from its fabrication facility. Our supply agreement with Plexus expires in October 2006 but automatically extends for consecutive one-year periods unless either party gives notice 120 days prior to the expiration date of the then-current term. We also rely on other third parties to provide distribution and installation services. This reliance could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products. Any problems that occur and persist in connection with the manufacture, delivery, quality or cost of the assembly of our products could affect our ability to ship product and recognize revenue and harm our relationship with our customers.

We depend on sole source suppliers for certain components used in our products; any interruption in our supplies could affect our ability to deliver products to our customers and record associated revenue.

We rely on vendors to supply components for our products, and we rely on sole source suppliers for certain custom integrated circuits and other devices that are components of one or more of our products. In particular, Texas Instruments, Inc. (“Texas Instruments”) is our sole source for the DSPs used in many of our products and customarily requires order lead times of 12 to 14 weeks or more to ensure delivery in desired quantities. In addition, Agere Systems, Inc. (“Agere”) is our sole source supplier for integrated circuit components used in many of our products and customarily requires order lead times of 13 weeks or more. Neither Texas Instruments nor Agere is under a contractual obligation to supply us with our needs for these devices. An interruption in supply from or a termination of the relationship with either Texas Instruments or Agere would disrupt production, thereby adversely affecting our ability to deliver products to our customers and record associated revenues. Converting to an alternative source for key components could require a large investment in capital and manpower resources and might cause significant delays in introducing replacement products. Although we believe we could identify alternative sources for all of our components, that process could take several months, and any interruption in our supplies could affect our ability to deliver products to our customers and record associated revenue. Additionally, our agreement with Plexus specifies that if Plexus’ inventory related to manufacture of our products is not turned eight times per year, we are required to purchase enough inventory to bring Plexus up to eight turns. This is assessed on a quarterly basis.

We do not obtain binding purchase commitments from our customers and rely on projections prepared by our customers and channel partners in assessing future demand for our products.

Our volume purchase agreements, pursuant to which we sell products, do not require our customers or channel partners to purchase any minimum number of products. Therefore, there can be no assurance that these agreements will result in purchase orders for our products. After we begin receiving initial orders for a product from a customer, we rely heavily on the customer’s projections as to future needs for our product, without having any binding commitment from the customer as to future orders. Because our expenses are based on forecasting of future orders, a substantial reduction or delay in orders for our products from our customers could negatively impact our operating results.

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

Defects in our products or problems arising from the use of our products together with other vendors’ products may result in lost revenues or customer relationships and could be detrimental to our reputation.

Products as complex as ours may contain known or undetected errors or performance problems. Defects are frequently found during the period immediately following introduction and initial implementation of new products or enhancements to existing products. Although we attempt to resolve errors before implementation, our products are not error-free. These errors or performance problems could result in lost revenues or customer relationships and could be detrimental to our business and reputation generally. Additionally, reduced market acceptance of our services due to errors or defects in our technology would harm our business by reducing our revenues and damaging our reputation. In some of our contracts, we have agreed to indemnify our customers against certain liabilities arising from defects in our products. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when a problem occurs in the network, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations problems. To date, defects in our products or those of other vendors’ products with which ours are used by our customers have not had a material negative effect on our business. However, we cannot be certain that a material negative effect will not occur in the future.

Because we derive a significant portion of our revenues from international sales, our business could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

Sales to customers outside North America accounted for approximately 65% of our revenues in 2005, and we believe a material portion of our domestic sales results in the use of our products outside North America. Because of our dependence upon international sales, we are subject to a number of risks, including volatility in currency exchange rates, political and economic instability in other countries, the imposition of trade and tariff regulations by foreign governments and the difficulties in managing operations across disparate geographic areas. These or other factors may limit our ability to sell our products in other countries, which could result in lost revenues and negatively impact our financial condition.

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

Provisions of Delaware law and our corporate documents may make it difficult and expensive for a third party to remove our board of directors or management or to acquire us. For example, our certificate of incorporation provides for the election of members to our board of directors for staggered three-year terms and we have adopted a shareholder rights plan. The existence of these anti-takeover provisions may substantially impede the ability of a third party to acquire control of us or accumulate large blocks of our common stock, which may adversely affect our stock price.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease two facilities totaling approximately 145,000 square feet for our corporate headquarters in Framingham, Massachusetts. The leases on these facilities expire in May 2012.

We lease facilities in Bangalore, India (primarily used in connection with our Mobile Applications segment), Red Bank, New Jersey (primarily used in connection with our Platform Solutions segment), St. Hubert, Quebec (primarily used in connection with our Platform Solutions segment), and Schaumburg, Illinois, in which we conduct design and engineering operations. We also lease a facility in Reading, United Kingdom that serves as our European sales and service headquarters. In addition, we have short-term leases for 12 sales offices throughout North America, Europe and Asia.

We believe our facilities are adequate for our current needs and that we will be able to secure suitable space as needed in the future. Unless specified otherwise our facilities are used across all our business segments.

ITEM 3.                LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings incidental to our business. However, we have no material legal proceedings currently pending.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “NMSS.” The table below shows the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated.

Year Ended December 31, 2004	High	Low
First Quarter	$8.52	$5.75
Second Quarter	9.35	5.10
Third Quarter	7.43	4.02
Fourth Quarter	6.96	3.71

Year Ended December 31, 2005	High	Low
First Quarter	$6.90	$4.11
Second Quarter	4.38	2.51
Third Quarter	3.94	2.76
Fourth Quarter	4.04	3.21

As of March 13, 2006, we had approximately 201 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Issuance of Unregistered Securities

We acquired Inno Media Logic Company (IML) of St.-Hubert, Quebec in July 2000 for a combination of cash and stock. We and our wholly owned Canadian subsidiaries issued to the stockholders of IML 982,296 shares of our common stock and shares exchangeable into an additional 1,653,004 shares of our common stock. As of December 31, 2005, an aggregate of 1,377,500 additional shares of our common stock had been issued in exchange for exchangeable shares. The shares of our common stock and the exchangeable shares were issued, as to acquirers in the United States, in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 (the Act) and, as to acquirers outside the United States, pursuant to Regulation S under the Act. We registered on Form S-3 under the Act, effective August 25, 2000, for public sale in the United States, all the shares of our common stock which were or are to be issued to the former shareholders of IML.

Issuer Purchases of Equity Securities

None.

ITEM 6.                SELECTED FINANCIAL DATA

Components of selected financial information consist of the following:

	Year Ended December 31,
	2001	2002	2003	2004	2005
	($ In thousands, except per share data)
Revenues	$80,984	$102,693	$87,147	$101,512	$109,474
Gross profit	39,630	44,907	38,796	63,460	70,054
Impairment charges	55,597	66,482	18,319	—	—
Restructuring and other related charges	11,029	5,010	6,948	—	—
Operating income (loss)	(150,527)	(120,106)	(54,332)	5,800	3,985
Income (loss) before income taxes	(141,271)	(99,975)	(55,891)	4,168	5,340
Income tax expense (benefit)	1,387	(1,436)	115	66	368
Net income (loss)	(142,658)	(98,539)	(56,006)	4,102	4,972
Net earnings (loss) per share:
Basic and diluted	$(3.90)	$(2.73)	$(1.54)	$0.09	$0.10
Weighted average common shares used in computing net earnings (loss) per share:
Basic	36,551	36,069	36,430	44,709	47,884
Diluted	36,551	36,069	36,430	46,894	48,285

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Total assets	$319,105	$155,083	$86,328	$108,427	$93,303
Long-term debt	128,432	69,067	57,742	—	—

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company operates in the telecommunications industry which is a large, rapidly evolving market. Our products include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer. We sell our products through channel partners, distributors, and system integrators and directly to end users. We have established businesses in North America, Europe and Asia. Our products are manufactured by a third party manufacturer, Plexus. We frequently monitor our inventory to ensure optimum efficiency at Plexus. We have a supporting team of engineers developing and researching new products and technologies. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP. We also employ marketing and administrative personnel to support our business. Management monitors the revenues and costs of the business to ensure alignment with the current business and financial objectives. Management continually monitors the activities of our competitors and analyzes the future of our industry to appropriately align our business focus. Management also reviews the risks presented by the volatile telecommunications industry to ensure our actions are within the scope of our objectives.

In order to achieve focus and domain knowledge in the market segments where we choose to compete, we have organized our product management and development activities around specific target markets.  Our Platform Solutions (PS) business unit focuses on systems building blocks or enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators.  The PS business unit also manages our voice quality systems (VQS) product lines, as we increasingly see these technologies being delivered to customers as systems building blocks or enabling technologies.  Previously VQS products were included in the Network Infrastructure (NI) business unit and as a separate unit before 2005.  The Mobile Applications (MA) business unit, previously referred to as Network Solutions (NS), is aimed at delivering mobile solutions and related services to mobile operators and the NI business unit is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure.  Our product and service offerings are described in detail in the business section of this report. All periods presented have been retroactively restated to reflect current segments.

During 2005, as described more fully below, our revenues grew 7.8% based on a combination of stronger VQS product revenues, growth in MyCaller revenues, offset by a decline in sales of our Natural Access products. Net income for the year ended December 31, 2005 was $5.0 million, a modest improvement over 2004, led by higher sales and gross margins offset somewhat by increased operating expenses.

We plan to continue the execution of our strategy during 2006. To contribute to our growth strategy in the area of mobile applications, on February 24, 2006, we purchased Openera Technologies, Inc. (“Openera”). Openera, whose operations are based primarily in Bangalore, India, is a provider of mobile application handset solutions for converged mobile networks. In connection with the acquisition, we issued approximately 3,971,000 shares, approximately 51% of which will vest over the 30 month period following the closing contingent on the continued employment of certain key employees of Openera over the same period. In addition, we agreed to issue options to purchase approximately 369,000 additional shares pursuant to our assumption of Operera’s 2005 Equity Plan.

In the year ended December 31, 2005, we generated cash from operations and we utilized $20.9 million to retire outstanding debt obligations and pay related interest costs.  We plan to generate positive cash flow from operations in 2006. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. As of December 31, 2005, we had $62.2 million in cash and short-term marketable securities. We believe the Company has sufficient cash available to execute on its business objectives in 2006.

We plan to grow our MA and NI business unit revenues in 2006 and we anticipate modestly lower revenues from our PS business unit driven by a significant reduction in the VQS product line as revenues from one significant customer in 2005 will decline in 2006. We anticipate increased revenues from our Natural Access product lines in the year ahead.  As such, we expect to achieve revenue growth in 2006 and to increase profitability as compared to 2005.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for sales returns, allowances for doubtful accounts, write-downs for excess and obsolete inventories, long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

We evaluate our revenue recognition policies based on the specific facts and circumstances related to each of our channel partners. When selling to resellers and distributors, we generally do not recognize revenue upon shipment, since many of our distributors are thinly capitalized and their ability to pay is, in substance, contingent upon their resale of our product. In these cases, we defer revenue until collectibility is reasonably assured. When revenue is deferred, if reliable reporting from the reseller or distributor exists, we will recognize that revenue when the reseller or distributor sells the product to an end-user (“sell through”). Where reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances, receipt of a letter of credit. We further monitor the payment history of our resellers and distributors and overall days sales outstanding. We believe this revenue recognition policy minimizes the risk that product is shipped in excess of end-user demand and allows us to reasonably and reliably estimate product returns.

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

For arrangements with customers that include acceptance provisions, we recognize revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

When an arrangement involves multiple elements, such as products, maintenance and/or professional services, we allocate the entire sale price to each respective element based on vendor specific objective evidence (“VSOE”). When arrangements contain multiple elements and VSOE of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. We base our determination of VSOE of fair value of each of the undelivered elements in multi-element arrangements on either the price we charge when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

Service revenue represented 8.6%, 8.8% and 7.4% of revenue for the years ended December 31, 2003, 2004 and 2005, respectively. Service revenue is primarily comprised of engineering services and maintenance and support services. Engineering Professional services consist of hardware and/or software customization projects provided to customers through contracts. We recognize revenue allocated to professional service elements as the services are performed for time and materials contracts. When the customization is essential to the functionality of the licensed software, then both the software license and professional services revenue are recognized under the percentage of completion method, which requires revenue to be recognized as services are performed. We recognize revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements. Maintenance and support services, which are sold separately from products, consist of on-site support, telephone support and training. We defer maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months. When maintenance and support services are not sold separately we determine VSOE on maintenance and support services based on substantive renewal price as a percentage of the sale price of arrangements.

When there are shipping and handling fees, we invoice customers for such fees. We recognize the invoiced amounts as revenue. The related costs are recognized in cost of revenue.

Allowance for Sales Returns.   We evaluate and track returns on a continual basis. We record allowances for estimated sales returns and allowances on product revenue in the same period as the related revenue is recorded. In evaluating the returns, we consider the type of product return, the time of return compared to the original date of sale and the value of product return. Over the past two years the return rate has been approximately 1% of product revenue. The results of monitoring the return rate and its effect on inventory levels have not identified significant increases or excess inventory levels in the distribution channels as a result of returns. Our policies and practices allow the Company to make a reasonable estimate of its returns and allow for timely identification of necessary changes in estimates. We must make judgments and estimates in connection with establishing the allowances for estimated sales returns in any reporting period. The amount and timing of our revenue for any reporting period may materially differ if actual sales returns and allowances differ from our estimates of $0.3 million recorded as of December 31, 2005.

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts based upon our historical experience and any specifically identified customer collection issues. We monitor and analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, and current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts of $0.8 million recorded as of December 31, 2005, and this difference may have a material effect on our financial position and results of operations.

Write-down of  Excess and Obsolete Inventories.   We value our inventories at the lower of cost (first-in, first-out method) or market. We regularly review our inventories and record charges for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 months. Actual excess and obsolete inventory could differ from the write-down of excess and obsolete inventories of $6.1 million recorded as of December 31, 2005.

Long-lived Assets and Goodwill.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, known as SFAS No. 144, we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2005, we did not believe any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Income Taxes.   The preparation of our consolidated financial statements requires us to provide for income taxes in each of the jurisdictions in which we operate, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. A change in our income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $147.3 million as of December 31, 2005 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward. We base the valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of revenues.

	Year Ended December 31,
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	55.5	37.5	36.0
Gross profit	44.5	62.5	64.0
Operating expenses:
Selling, general and administrative	43.1	33.3	36.5
Research and development	34.8	23.5	23.9
Impairment charges	21.0	—	—
Restructuring and other related charges	8.0	—	—
Total operating expenses	106.9	56.8	60.4
Operating income (loss)	(62.4)	5.7	3.6
Other income (expense), net	(1.7)	(1.6)	1.2
Income (loss) before income taxes	(64.1)	4.1	4.8
Income tax expense	0.1	0.1	0.3
Net income (loss)	(64.2)%	4.0%	4.5%

Revenues.   Revenues consist primarily of product sales and, to a lesser extent, sales of services provided to our customers by our PS, MA and NI business units. The PS business unit revenues consist of sales of our systems building block products and services and video products and services as well as our voice quality enhancement and echo cancellation products, systems and services. The MA business unit revenues consist of sales of our MyCaller products and related services. The NI business unit revenues consist of our wireless backhaul optimizer product and services.

Cost of revenues.   Cost of revenues consists primarily of product cost; cost of services provided to our customers and overhead associated with testing and fulfillment operations. The Company’s manufacturing process is outsourced to a contract manufacturer. In 2003, the Company also had amortization of acquired completed technology and impairment charges in “Cost of revenues”. No similar charges were recorded in either 2004 or 2005.

Selling, general and administrative expenses.   Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. In 2003 and 2004, the amortization of intangible assets and non-cash compensation were included in selling, general and administrative costs. There were no such charges in 2005.

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

Other income (expense), net.   Other income (expense), net consists primarily of interest income, interest expense, gains or losses realized on the repurchase of convertible debt and foreign currency translation gains and losses.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

	Year Ended December 31,
	2004		2005
	Amount	% of total	Amount	% of total	Change
	(In millions)		(In millions)
PS	$100.9	99.4%	$101.8	93.0%	0.9%
MA	0.3	0.3	6.8	6.2	1857.0%
NI	0.3	0.3	0.9	0.8	192.4%
Total revenues	$101.5	100.0%	$109.5	100.0%	7.8%

We experienced a slight increase in PS business unit revenue in the year ended December 31, 2005, as compared to the year ended December 31, 2004. The change resulted from a 15.4% decrease in sales of our natural access products offset by an 85.1% increase in our voice quality products. The decrease in natural access sales was a result of a decrease in volume sales attributable to original equipment manufacturers (“OEMs”) and solution provider customers, primarily in North America, and a slowdown in the Chinese telecommunications equipment market during the first half of 2005. The decrease in sales to our customers is directly related to lower demand they experienced from their operator, service provider and enterprise customers. We believe the enterprise sector had the largest impact on demand during this period. In 2005, demand from our customers increased during the third quarter of 2005 and was stable through the remainder of the year. Sales of our voice quality products and services were up significantly in 2005, based primarily on deployments of our products in the 3G network of a major Japanese operator. This deployment started in the second quarter and is expected to continue through the first quarter of 2006, with the fourth quarter of 2005 representing the volume peak. Sales to this customer are made through a reseller agreement with Lucent Technologies Inc. (“Lucent”) which will expire on March 31, 2006, but which we are currently in the process of renegotiating. Over time, we expect voice quality infrastructure to be incorporated in other carrier infrastructure equipment and as a result most of our new business development activities for the VQS products are targeted at equipment OEMs. Our view is that over time echo cancellation and voice quality functionality will be incorporated in other carrier infrastructure equipment. During 2004, we received royalty fees from Lucent in connection with our VQS technology of $2.4 million. Our royalty agreement expired in late 2004.

During 2005 we recorded $6.8 million of revenue in our MA business unit from sales of our MyCaller products and services. Orders and shipments of MyCaller systems were greater than total revenues recognized for the fourth quarter and the year. As a result, the excess shipments resulted in deferred revenues until customer acceptance is completed. We introduced the MyCaller product late in 2004, and recognized our first revenues in the fourth quarter of 2004. We expect orders and revenues from MyCaller to continue to grow during 2006 as we deploy products and services to additional operators

We experienced modest growth in the NI business unit during the year ended December 31, 2005 as compared to the year ended December 31, 2004. Revenues associated with AccessGate were lower than expected. In 2005, we re-focused our sales efforts on emerging markets and have signed agreements with channel partners to assist with the execution of our strategy. Currently, AccessGate is deployed in several field trials and we expect additional orders in 2006.

We experienced a 9.2% decrease in service revenue from $8.9 million in 2004 to $8.1 million in 2005 due to a decrease in consulting projects in 2005.

	Year Ended December 31,
	2004		2005
	Amount	% of total	Amount	% of total	Change
	(In millions)		(In millions)
North America	$53.4	52.6%	$37.9	34.6%	(29.1)%
International	48.1	47.4	71.6	65.4	48.9%
Total revenues	$101.5	100.0%	$109.5	100.0%	7.8%

We have experienced growth in our international markets due primarily to growth in the Asian market. The Asian market experienced the strongest growth during the latter half of 2005, due in large part to the deployment of our VQS products by a major Japanese mobile operator, as described above. The increase in Asia was partially offset by lower sales of PS products in Europe and the Americas. The North American market declined when compared to the previous year due primarily to lower sales of our PS products as described in the preceding section.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2004		2005
	Amount	% of revenues	Amount	% of revenues	Change
	(In millions)		(In millions)
Product	$26.0	25.6%	$28.3	25.9%	8.9%
Service	7.1	7.0	6.7	6.1	(6.2)%
Overhead	4.9	4.9	4.4	4.0	(10.5)%
Total cost of revenues	$38.0	37.5%	$39.4	36.0%	3.6%

Product costs vary with revenues and to a lesser extent due to fluctuations in product mix and are discussed in the following paragraph. Service costs which represent primarily pre and post sales technical support activities did not change significantly during 2005. Substantially all manufacturing activities are outsourced to a contract manufacturer.

	Year Ended December 31,
	2004	2005	Change
	(In millions)
Revenues	$101.5	$109.5	7.8%
Cost of revenues	38.0	39.4	3.6%
Gross profit	$63.5	$70.1	10.4%
As a percentage of revenues	62.5%	64.0%

We experienced an improvement in gross profit margin for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to higher product margins and product volume increases in our VQS products which were partially attributable to the sale of approximately $0.7 million of previously written-down inventory. We expect gross profit as a percent of revenue to decline in 2006 due to an increase in  MyCaller and AccessGate revenues offset by a decrease in VQS revenues.

Selling, General and Administrative

	Year Ended December 31,
	2004	2005
	(In millions)
Selling, general and administrative	$33.8	$39.9
As a percentage of revenues	33.3%	36.5%

Selling, general and administrative expenses increased 18.2% during the year ended December 31, 2005 compared to 2004. The primary components of the increase in 2005 were $2.6 million related to increased headcount, $1.5 million related to sales commissions associated with sales to Lucent and $1.7 million in professional service fees of which $0.7 million  of legal and auditing costs was incurred in connection with an independent investigation completed by the Audit Committee of our Board of Directors and of which $0.3 million related to our compliance with Sarbanes Oxley, and $0.3 million in miscellaneous expenses. The independent investigation was completed after the discovery of an accounting error that resulted in the restatement of the financial results for the three and six months ended June 30, 2005. We expect selling, general and administrative spending to remain flat in 2006.

Research and Development

	Year Ended December 31,
	2004	2005
	(In millions)
Research and development	$23.9	$26.2
As a percentage of revenues	23.5%	23.9%

Our research and development spending and headcount increased 9.4% during the year ended December 31, 2005 in comparison to the year ended December 31, 2004. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, radio access networks and emerging IP-based services, including VoIP. We are currently investing research and development expenditures including product extensions to our CG and TX board families, next generation board and related software offerings incorporating for example, video capabilities, our recently announced Vision series of application ready media servers, and our more recent product families, MyCaller and AccessGate, with the expectation that these products will contribute to future revenues and growth. During 2005 we invested approximately $10.7 million in the MyCaller and AccessGate products. In 2006, we expect research and development spending to increase due to increases in payroll related costs and continued investments in exisiting and new products.

Restructuring and Other Related Charges

There were no restructuring and other related charges in either 2004 or 2005. The following table sets forth restructuring and other related charges accrual activity during the twelve months of 2005, related to restructuring actions taken in fiscal years 2002 and 2003:

	Employee Related	Facility Related	Other	Total
	(In thousands)
Restructuring accrual balance at December 31, 2004	$102	$1,196	$11	$1,309
Cash payments	(102)	(280)	(11)	(393)
Restructuring accrual balance at December 31, 2005	$—	$916	—	$916

The remaining accrual balances for facility related charges are expected to be settled in cash over the next four years.

Other Income (Expense), Net

	Year Ended December 31,
	2004	2005
	(In millions)
Interest income	$1.2	$1.6
Interest expense	(2.2)	(0.8)
Gain (loss) on extinguishment of debt	(0.3)	—
Other	(0.3)	0.6
Total other income (expense), net	$(1.6)	$1.4

The increase in interest income earned for the year ended December 31, 2005 compared to that earned during the year ended December 31, 2004 were primarily due to an increase in our cash, cash equivalents and marketable securities as a result of proceeds of $49.5 million from our underwritten public offering in March 2004. The decrease in interest expense in the year ended December 31, 2005 compared to the year ended December 31, 2004 is attributable to the repurchase and retirement of outstanding convertible debt throughout 2004 and 2005. Included in Other in the year ended December 31, 2005 is a $0.2 million franchise tax refund and a $0.2 million gain related to net foreign currency translation.

Income Tax Expense

	Year Ended December 31,
	2004	2005
	(In millions)
Income tax expense	$0.1	$0.4

Income tax expense for the years ended December 31, 2004 and 2005 was $66,000 and $368,000, respectively. Income tax expense is primarily due to foreign taxes incurred by foreign subsidiaries.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $149.4 million at December 31, 2005. Under the provision of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which may be used in future years. These carryforwards will begin to expire in 2006. We also had foreign net operating loss carryforwards of approximately $36.9 million. As of December 31, 2005, we had approximately $6.9 million of tax credits in the U.S. that are composed of federal research and development credits, foreign tax credits and state and local credits. These credits begin to expire in 2006. In addition, we had Canadian investment tax credits of approximately $3.5 million. These credits begin to expire in 2014.

We have established a valuation allowance against net deferred tax assets, in certain jurisdictions including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. During fiscal year 2005, the deferred tax asset valuation allowance decreased by approximately $6.2 million, primarily as the result of net operating losses and credits that expired during 2005. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $7.5 million of the valuation allowance for deferred tax assets relates to the tax benefit from stock option deductions, which, if realized, will be allocated directly to additional paid-in capital.

United States income taxes were not provided on cumulative undistributed earnings for certain non-U.S. subsidiaries of approximately $1.9 million. We intend to reinvest these earnings indefinitely outside the United States in our operations.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

	Year Ended December 31,
	2003		2004
	Amount	% of total	Amount	% of total	Change
	(In millions)		(In millions)
PS	$87.0	99.9%	$100.9	99.4%	15.9%
MA	—	—	0.3	0.3	—
NI	0.1	0.1	0.3	0.3	236.6%
Total revenues	$87.1	100.0%	$101.5	100.0%	16.5%

Our revenue growth was attributable to an increase in revenues from the PS business unit and recognition of initial revenues from the MA and NI business units. The change in PS revenue resulted from a 26.9% increase in the platform solutions products offset by a 20.0% decrease in our VQS sales. The PS business unit revenue growth, reflected through volume increases in both channel partner and direct sales, resulted from improvement in capital spending by enterprise and telecommunications companies in our markets. The improved capital spending trend in the telecommunications equipment market was driven by wireless operators, and that was an area of particular focus for our sales efforts. The decrease in VQS business unit revenues was primarily due to a continued decline in the market. Our VQS business has had a decline in each of the years ended December 31, 2003 and 2004. VQS business unit revenues from royalty fees were $2.4 million for the year ended December 31, 2004, a $0.7 million decrease from $3.1 million for the year ended December 31, 2003.

Revenues from Lucent, our primary VQS reseller to network operators and an emerging PS customer, represented 11.7% and 15.6% of total revenues for the year ended December 31, 2004 and 2003, respectively. At December 31, 2004, two customers, Avaya and a channel partner in the United States, represented 22.4% and 12.2%, respectively, of the Company’s outstanding net accounts receivable balance. At December 31, 2003, no customer accounted for 10% or more of the Company’s accounts receivable balance.

We recognized initial revenues of approximately $0.3 million from MyCaller in the fourth quarter of 2004.

The NI business unit had modest revenues in 2004 and 2003. We recognized initial revenues of approximately $0.3 million from AccessGate sales in the fourth quarter of 2004.

	Year Ended December 31,
	2003	2004
	Amount	% of total	Amount	% of total	Change
	(In millions)		(In millions)
North America	$46.6	53.5%	$53.4	52.6%	14.6%
International	40.5	46.5	48.1	47.4	18.6%
Total revenues	$87.1	100.0%	$101.5	100.0%	16.5%

We have experienced growth in both our North American and International markets with Europe having the highest sales growth in 2004. Our revenue growth, reflected through volume increases in both channel partner and direct sales, resulted from improvement in capital spending by enterprise and telecommunications companies in our markets. We recognized our first revenues from MyCaller and AccessGate in our European market in the fourth quarter of 2004. In the fourth quarter of 2003, we made some changes in our European sales management staff and we experienced the benefit of these changes in 2004.

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

Selling, general and administrative expenses decreased 10.1% during the year ended December 31, 2004 compared to the same period of 2003. The primary reason for the decrease in selling, general and administrative expense is the realization of cost savings from the reductions-in-force during 2003. Additionally, included in selling, general and administrative expense for the year ended December 31, 2003 are $1.1 million of amortization of intangible assets and $1.0 million of non-cash compensation expense, both related to prior acquisitions. These expenses did not reoccur in the year ended December 31, 2004. The decrease was offset by expenses incurred during 2004 associated with approximately $2.2 million of commissions of escalated sales and approximately $0.7 million of professional fees related to our compliance with Sarbanes Oxley.

Research and Development

	Year Ended December 31,
	2003	2004
	(In millions)
Research and development	$30.3	$23.9
As a percentage of revenues	34.8%	23.5%

Research and development expense decreased 21.2% during the year ended December 31, 2004 compared to the same period of 2003. The decrease is attributable to cost savings from reductions-in-force in 2003. Research and development spending and headcount were stable throughout 2004. In 2004, we incurred approximately $6.0 million of research and development expense each quarter. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP.

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

The Company’s restructuring efforts during the year ended 2003 resulted in the recording of total restructuring and other related charges of $6.9 million. These charges consist of $4.8 million of involuntary severance related costs, $0.4 million of lease termination costs, $1.6 million write down of fixed assets, and a $0.1 million charge for a write down of an IML facility to fair market value (as the asset was being held for sale and was sold in the quarter ended June 30, 2004).

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

The decrease in interest expense in 2004 compared to 2003 is attributed to the repurchase and retirement of outstanding convertible debt throughout 2003 and 2004. The increase in interest income earned for the year ended December 31, 2004 compared to 2003 is primarily due to an increase in our cash, cash equivalents and marketable securities. The Company completed an underwritten public stock offering that raised $49.5 million in March of 2004. In 2003, we recognized a gain of $2.1 million associated with our repurchase of $11.3 million of our convertible notes at a market value less than the par value. However, in 2004, due to the close proximity of the market and par value of our notes, we recognized a loss of $0.3 million upon the repurchase of $37.8 million of our notes.

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

Liquidity and Capital Resources

	December 31,
	2004	2005
	(In millions)
Cash, cash equivalents and marketable securities	$80.6	$62.2
Working capital	60.9	67.0

As of December 31, 2005, our liquid assets included cash, cash equivalents and marketable securities of $62.2 million. In March, 2004, we completed the sale of 9.2 million shares of common stock in an underwritten public offering which resulted in net proceeds of $49.5 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. The remaining convertible subordinated notes of $19.9 million were repaid in October, 2005. The majority of our liquid assets are invested in short-term and long-term marketable securities. We had no significant capital spending or purchase commitments other than facility leases and open purchase orders in the ordinary course of business.

We believe that our available liquid assets and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months and we do not anticipate the need for additional financing. Material risks to cash flow from operations include delayed cash receipts accompanying sales of product. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. Long-term cash requirements other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses or technologies complemetary to our business. We may require additional external financing through the sales of additional equity or other financing vehicles. There is no assurance that such financing can be obtained on favorable terms, if at all.

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

Cash Flow:

	Year Ended December 31,
	2003	2004	2005
	(In millions)
Net cash provided by (used in) operating activities	$(16.8)	$7.1	$3.6
Net cash provided by (used in) investing activities	$26.8	$(49.6)	$32.8
Net cash provided by (used in) financing activities	$(8.0)	$16.1	$(18.0)

The principal driver of cash flow is net income, which, as described more fully above, increased from $4.1 million to $5.0 million in the year ended December 31, 2005. Depreciation and amortization were lower in 2005, in comparison to the prior years presented, as a result of reduced capital spending during the past few years. Accounts receivable changes represented a use of cash in all periods. Our revenue has continued to grow annually since 2003. We expect continued growth with increasing accounts receivable and deferred revenue in 2006. As of December 31, 2003, 2004 and 2005 days sales outstanding (DSO) were 36 days, 49 days and 48 days, respectively. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. However, for some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Finally, deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized. As MyCaller and AccessGate revenues become a larger proportion of overall revenues, this balance will grow and affect cash flows accordingly. Deferred revenues positively affect our cash flows provided from operations if payments are received prior to the recognition of related revenues.

During the years ended December 31, 2003, 2004 and 2005 we used $9.3 million, $38.5 million and $20.4 million, respectively, to repurchase our debt obligation and related interest, which as described elsewhere in this report, was fully retired in October, 2005.

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

Contractual Obligations

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Property and equipment leases	$4,090	$3,514	$3,215	$2,930	$2,835	$3,950	$20,534
Open purchase orders	2,919	—	—	—	—	—	2,919
Total contractual obligations	$7,009	$3,514	$3,215	$2,930	$2,835	$3,950	$23,453

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

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At December 31, 2005, the Company had satisfied the eight turn goal in all preceding quarters. As such, we have not included any amounts in the table of contractual obligations related to a commitment with Plexus at December 31, 2005. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third-party contract manufacturer with this type of arrangement. As such, the Company is not party to any other such arrangements with its other third-party contract manufacturers .

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials

(spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal 2006.

Quarterly Information (Unaudited)

	Quarter Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$24,379	$25,262	$25,693	$26,178	$22,600	$24,919	$30,271	$31,684
Cost of revenues	8,822	9,722	9,477	10,031	9,518	9,394	10,083	10,425
Gross profit	15,557	15,540	16,216	16,147	13,082	15,525	20,188	21,259
Operating expenses:
Selling, general and administrative	8,090	7,981	8,727	8,978	8,942	9,344	10,078	11,565
Research and development	5,961	6,187	5,906	5,831	6,192	6,323	6,837	6,788
Total operating expenses	14,051	14,168	14,633	14,809	15,134	15,667	16,915	18,353
Operating income (loss)	1,506	1,372	1,583	1,338	(2,052)	(142)	3,273	2,906
Other income (expense), net	(838)	(320)	(453)	(21)	150	485	117	603
Income (loss) before income taxes	668	1,052	1,130	1,317	(1,902)	343	3,390	3,509
Income tax expense (benefit)	25	16	24	—	200	285	63	(180)
Net income (loss)	$643	$1,036	$1,106	$1,317	(2,102)	$58	3,327	3,689
Basic and diluted net earnings (loss) per common share	$0.02	$0.02	$0.02	$0.03	$(0.04)	$0.00	$0.07	$0.08

	Quarter Ended
(As a percent of revenues)	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.2	38.5	36.9	38.3	42.1	37.7	33.3	32.9
Gross profit	63.8	61.5	63.1	61.7	57.9	62.3	66.7	67.1
Operating expenses:
Selling, general and administrative	33.2	31.6	34.0	34.3	39.6	37.5	33.3	36.5
Research and development	24.5	24.5	23.0	22.3	27.4	25.4	22.6	21.4
Total operating expenses	57.7	56.1	57.0	56.6	67.0	62.9	55.9	57.9
Operating income (loss)	6.1	5.4	6.1	5.1	(9.1)	(0.6)	10.8	9.2
Other income (expense), net	(3.4)	(1.2)	(1.7)	(0.1)	0.1	1.9	0.4	1.9
Income (loss) before income taxes	2.7	4.2	4.4	5.0	(9.0)	1.3	11.2	11.1
Income taxes expense (benefit)	0.1	0.1	0.1	—	0.1	1.1	0.2	(0.5)
Net income (loss)	2.6%	4.1%	4.3%	5.0%	(9.1)%	0.2%	11.0%	11.6%

During the first half of 2005, we experienced a decrease in quarterly revenue in comparison to prior quarters of 2004. We attribute this decrease to a decline in our PS business unit as discussed above. During the latter half of 2005, we experienced growth in revenue and improvement in gross margin attributable to an increase in sales related to MyCaller and revenue associated with sales to Lucent, our  most significant customer of voice quality products and services, as well as an increase in our PS business unit sales.

Selling, general and administrative expenses have generally increased during 2004 and 2005 primarily due to increases in commission expenses, headcount increases and expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Research and development expenses were stable during 2004 and through the first quarter of 2005. For the remainder of 2005 increases in research and development expense were attributable to an increase in headcount. As noted earlier, we are currently investing research and development expenditures including product extensions to certain board families, next generation board and related software offerings incorporating, for example, video capabilities, and our more recent product families, MyCaller and AccessGate, with the expectation that those products will more significantly contribute to revenues in 2006.

Our quarterly operating results may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to: fluctuations in our customers’ businesses; demand for our customers’ products incorporating our products; timing and market acceptance of new products or enhancements introduced by us or our competitors; availability of components from our suppliers and the manufacturing capacity of our subcontractors; timing and level of expenditures for sales, marketing and product development; and changes in the prices of our products or of our competitors’ products. We will continue to closely monitor our operating expenses in an effort to achieve profitability.

In addition, we have historically operated with less than one quarter’s worth of backlog and a customer order pattern that is skewed toward the later weeks of the quarter. Any significant deferrals of orders for our products would cause a shortfall in revenue for the quarter. Accordingly, we cannot be sure that we will be profitable in any particular quarter.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NMS Communications Corporation:

We have completed integrated audits of NMS Communications Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the financial position of NMS Communications Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Contro—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2006

NMS Communications Corporation

Consolidated Balance Sheets

	December 31,
	2004	2005
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$33,804	$51,212
Marketable securities	46,815	11,002
Accounts receivable, net of allowance for doubtful accounts of $1,004 and $794, respectively	14,315	16,895
Inventories	3,446	2,844
Prepaid expenses and other assets	2,539	4,092
Total current assets	100,919	86,045
Property and equipment, net	6,147	6,535
Other assets	1,361	723
Total assets	$108,427	$93,303
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,728	$4,855
Accrued expenses and other liabilities	10,706	10,394
Deferred revenue	4,620	3,959
Short-term debt obligations	19,942	—
Total current liabilities	39,996	19,208
Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized at December 31, 2004 and 2005, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 47,369,352 and 48,412,589 shares issued and outstanding at December 31, 2004 and 2005, respectively.	474	484
Additional paid-in capital	412,989	414,939
Accumulated deficit	(342,732)	(337,760)
Accumulated other comprehensive loss	(2,300)	(3,568)
Total stockholders’ equity	68,431	74,095
Total liabilities and stockholders’ equity	$108,427	$93,303

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2003	2004	2005
	(In thousands except for per share data)
Revenues	$87,147	$101,512	$109,474
Cost of revenues	48,351	38,052	39,420
Gross profit	38,796	63,460	70,054
Operating expenses:
Selling, general and administrative	37,569	33,776	39,929
Research and development	30,292	23,884	26,140
Impairment charges	18,319	—	—
Restructuring and other related charges	6,948	—	—
Total operating expenses	93,128	57,660	66,069
Operating income (loss)	(54,332)	5,800	3,985
Other income (expense):
Interest income	685	1,223	1,643
Interest expense	(3,685)	(2,186)	(878)
Gain (loss) on extinguishment of debt	2,120	(369)	—
Other	(679)	(300)	590
Other income (expense), net	(1,559)	(1,632)	1,355
Income (loss) before income taxes	(55,891)	4,168	5,340
Income tax expense	115	66	368
Net income (loss)	$(56,006)	$4,102	$4,972
Basic earnings (loss) per common share	$(1.54)	$0.09	$0.10
Weighted average basic shares outstanding	36,430	44,709	47,884
Diluted earnings (loss) per common share	$(1.54)	$0.09	$0.10
Weighted average diluted shares outstanding	36,430	46,894	48,285

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Deferred	Treasury stock	Total stockholders’	Comprehensive
(In thousands)	Shares	Amount	capital	deficit	income (loss)	compensation	(at cost)	equity	Income (loss)
Balance, December 31, 2002	36,603	$366	$362,776	$(290,828)	$(2,704)	$(2,531)	$(2,896)	$64,183	$(100,860)
Issuance of common stock under employee purchase plan			$(855)				$995	140
Amortization of deferred compensation			—			643		643
Termination of options issued at below FMV			(1,786)			1,786		—
Exercise of common stock options and warrants			(716)				1,616	900
Adjustment of forfeited stock under IML merger agreement	135	1	(1)					—
Foreign currency translation adjustment					378			378	378
Net loss				(56,006)				(56,006)	(56,006)
Balance, December 31, 2003	36,738	$367	$359,418	$(346,834)	$(2,326)	$(102)	$(285)	$10,238	$(55,628)
Issuance of common stock under employee purchase plan	149	2	535					537
Amortization of deferred compensation						102		102
Exercise of common stock options	1,282	13	3,620				285	3,918
Issuance of common stock under secondary offering	9,200	92	49,416					49,508
Change in market value of securities available for sale					(108)			(108)	(108)
Foreign currency translation adjustment					134			134	134
Net income				4,102				4,102	4,102
Balance, December 31, 2004	47,369	$474	$412,989	$(342,732)	$(2,300)	$—	$—	$68,431	$4,128
Exercise of common stock options	898	8	1,560					1,568
Issuance of common stock under employee purchase plan	145	2	390					392
Change in market value of securities available for sale					95			95	95
Foreign currency translation adjustment					(1,363)			(1,363)	(1,363)
Net income				4,972				4,972	4,972
Balance, December 31, 2005	48,412	$484	$414,939	$(337,760)	$(3,568)	$—	$—	$74,095	$3,704

The accompanying notes are an integral part of the consolidated financial statements

NMS Communications Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2004	2005
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(56,006)	$4,102	$4,972
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,524	3,898	2,564
Amortization of other intangibles	1,989	—	—
Foreign exchange translation gain on intercompany debt	(1,507)	(180)	(378)
Loss on impairment and disposal of property and equipment	5,943	137	164
Loss on impairment of goodwill and other intangibles	21,702	—	—
Loss (gain) on extinguishment of long-term debt	(2,120)	369	—
Write-off and amortization of debt issuance costs	602	320	131
Deferred stock compensation expense amortized	643	102	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(249)	(5,046)	(2,580)
Inventories	6,979	(254)	602
Prepaid expenses and other assets	1,708	2,454	(1,160)
Accounts payable	(1,853)	(371)	514
Deferred revenue	(1,360)	2,982	(661)
Accrued expenses and other liabilities	(761)	(1,461)	(522)
Cash (used in) provided by operating activities	(16,766)	7,052	3,646
Cash flow from investing activities:
Purchases of property and equipment	(2,436)	(2,368)	(3,337)
Purchases of marketable securities	(23,844)	(61,492)	(42,321)
Proceeds from the maturity of marketable securities	53,070	14,250	78,440
Cash provided by (used in) investing activities	26,790	(49,610)	32,782
Cash flow from financing activities:
Repurchase or retirement of long-term debt	(9,044)	(37,849)	(19,942)
Proceeds from issuance of common stock	1,040	53,963	1,960
Cash (used in) provided by financing activities	(8,004)	16,114	(17,982)
Effect of exchange rate changes on cash	1,129	331	(1,038)
Net increase (decrease) in cash and cash equivalents	3,149	(26,113)	17,408
Cash and cash equivalents, beginning of year	56,768	59,917	33,804
Cash and cash equivalents, end of year	$59,917	$33,804	$51,212
Supplemental cash flow information:
Interest paid	$3,350	$2,304	$997
Taxes paid	351	332	251

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1—Summary of Significant Accounting Policies

Business Description

NMS Communications Corporation is a provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. The Company’s products, which include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer, address a wide range of customers’ needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use the Company’s products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use the Company’s products to help deploy leading technology solutions for their telecommunications and enterprise customers in a timely and cost-effective manner. The Company sells its products worldwide through its direct sales force as well as through channel partners and system integrator partners. The Company’s customers include leading telecommunications operators and network equipment and application providers such as Vodafone, 3 Italy, MTN, Movilnet, NTT DoCoMo, Ericsson, LogicaCMG, Alcatel, Comverse, Avaya, Lucent Technologies, Huawei, Cisco , Interactive Media,  European Computer Telecommunications, and Microsoft.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowances for sales returns, allowance for doubtful accounts, allowance for warranty obligations, write-down of excess and obsolete inventories, long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation

Assets and liabilities of the Company’s subsidiaries operating outside the United States, which operate in a functional currency other than U.S. dollars, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net. The foreign currency translation gain or loss generated by the remeasurement of our intercompany debt at each reporting period is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity, since the Company expects those loans to be permanently reinvested.

Revenue Recognition

The Company derives its revenue primarily from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support and professional services. Maintenance and support services consist of on-site support, telephone support, system hosting and training. Professional services consist of consulting arrangements which may consist of hardware and/or software customization projects provided to customers through such contracts. The Company sells its products and services through direct sales and through channel partners, which includes resellers and distributors and system integrators. Management must make and use judgments and estimates in connection with the revenue recognized in any reporting period. The Company’s products are generally shipped together as a bundled hardware and software solution. The software sold in the bundled product is essential to the functionality of the hardware and as such, the Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and related interpretations. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable.

When selling to resellers and distributors, the Company defers revenue until collectibility is reasonably assured. When revenue is deferred, if reliable reporting from the reseller or distributor exists, the Company will recognize that revenue when the reseller or distributor sells the product to an end-user (“sell through”). Where reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances, receipt of a letter of credit.

For arrangements with customers that include acceptance provisions, the Company recognizes revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the contractual acceptance period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” the Company recognizes revenue upon shipment of product to its stocking distributors, net of estimated returns. The Company offers quarterly return rights to a limited number of channel partners that allow the channel partner to rotate a percentage of its inventory based on its prior quarter purchases. The Company provides for these return rights each quarter in an amount equal to estimated returns. The Company does not offer rights of return on sales made through its direct sales force.

When an arrangement involves multiple elements, such as products, maintenance and/or professional services, the Company allocates the entire sale price to each respective element based on vendor specific objective evidence (“VSOE”). When arrangements contain multiple elements and VSOE of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. The Company bases its determination of VSOE of fair value of each of the undelivered elements in multi-element arrangements on either the price the Company charges when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, the Company defers revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

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

Maintenance and support services and professional service revenue represents 8.6%, 8.8% and 7.4% of revenue for the years ended December 31, 2003, 2004 and 2005, respectively

When there are shipping and handling fees, The Company invoices customers for such fees. The Company recognizes the invoiced amounts as revenue. The related costs are recognized in cost of revenue.

Cash Equivalents

Cash equivalents include short-term investments with remaining maturities of three months or less at date of purchase.

Accounts Receivable

The Company’s accounts receivable balances are composed of trade receivables. The Company has recorded receivables associated with product and services that have been delivered but not yet accepted; such receivables represented approximately $2.5 million and $2.8 million of the accounts receivable balance as of December 31, 2004 and 2005, respectively.

The Company establishes reserves against its accounts receivable for potential credit losses when it determines receivables are at risk for collection based upon the length of time the receivables are outstanding, as well as various other criteria. Receivables are written off against these reserves in the period they are determined to be uncollectible.

The Company does not require collateral on accounts receivable or letters of credit on all foreign export sales. The Company evaluates its customers’ creditworthiness before extending credit and performs periodic credit reviews on existing customers.

Investments

The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are stated at market value, with unrealized gains and losses reflected in other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses on marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities. The Company periodically evaluates the carrying value of its investments for other than temporary impairment.

Advertising

Advertising costs are expensed in the period when incurred and were immaterial for each of the years presented.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of raw materials, work in process, finished goods and inventory at customer sites. Inventory at customer sites represents inventory associated with product that has not yet been accepted by the customer. Write-downs of inventory to lower of cost or market value are based primarily on estimated forecast of product demand and production requirements over the next twelve months.

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

Long-lived Assets and Goodwill

The Company reviews goodwill on an annual basis for impairment. The Company reviews long-lived intangible and tangible assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable in accordance with SFAS 142, “Financial Accounting and Reporting for Acquired Goodwill and Other Intangible Assets”, and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets

Factors the Company considers important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of its use of the acquired assets or the strategy for its overall business; significant negative industry or economic trends; significant decline in its stock price for a sustained period; and market capitalization relative to net book value.

In performing this assessment, the Company assigns long-lived assets and goodwill to reporting units and then performs a two-step analysis to test for impairment. The first step is used to identify a potential impairment loss by comparing the estimated undiscounted cash flows to be generated from the assets of each reporting unit to the unit’s carrying value. In assessing the recoverability of these assets, the Company must project cash flows that are based on various operating assumptions such as revenue budgets and forecasts, projected expenditures and terminal value of each reporting unit. The Company develops these cash flow projections on a periodic basis and continuously reviews the projections based on actual operating trends and economic developments around the globe and within the telecommunications industry in particular.

The second step is used to measure the amount of an impairment loss, if any, by comparing the fair value of the reporting unit’s assets, including goodwill, with the carrying value of the reporting unit’s assets. If the carrying value of the reporting unit’s assets is greater than the fair value of its assets, including goodwill, an impairment loss is recognized for the excess.

Different assumptions regarding a reporting unit’s cash flow projections and fair value, both of which are highly dependent upon future revenue projections, could result in a change in the timing and amount of impairment losses, if any.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of the Company’s products. All research and development costs are expensed as incurred.

Capitalized Software Development Costs

The Company capitalizes software development costs incurred after a product’s technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs is computed on an individual product basis and is the greater of a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or b) the straight-line method over the estimated economic life of the product. Costs qualifying for capitalization have been immaterial for all periods presented and, accordingly, have not been capitalized.

Financial Instruments

The Company’s financial instruments include cash, marketable securities, accounts receivable, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at December 31, 2004 and 2005. Fair value of short-term debt at December 31, 2004 was $19.7 million. The debt obligation was repaid in 2005. Debt is recorded at its face value.

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

Stock Option and Stock Purchase Plans

As more fully described in Note 14 to the consolidated financial statements, the Company has stock option and stock purchase plans authorizing various types of stock-based awards that may be granted to officers and employees. In the consolidated financial statements, the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option and employee stock purchase plans. All options granted under the various plans administered by the Company have a vesting life not to exceed four years, and these options have an expiration date of up to ten years from the date of grant.

In the fourth quarter of 2005, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans. As such, the Company fully vested options to purchase 589,499 shares of the Company’s common stock with exercise prices greater than or equal to $4.03 per share. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under SFAS 123, the Company recognized $2.9 million of stock-based compensation for all options whose vesting was accelerated. These modifications were made in anticipation of adopting SFAS No. 123(R)  issued on December 16, 2004. SFAS 123(R) supersedes APB Opinion No. 25 and its related implementation guidance and requires the fair value of share based payments such as stock options be recognized in the financial statements as compensation expense. SFAS 123(R) becomes effective for the Company on January 1, 2006. These actions were undertaken to produce a more favorable impact on the Company’s results of operations upon adoption of SFAS 123(R).

In accordance with SFAS No. 123, “Accounting for Stock- Based Compensation,” the fair value of each stock-based award has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value at date of grant for stock options granted during the years ended December 31, 2003, 2004 and 2005 was $1.31, $6.30 and $3.49, respectively. The weighted average fair value of employee stock purchases during the years ended December 31, 2003, 2004 and 2005 was $0.41, $3.60 and $1.74, respectively. The following table summarizes the weighted average assumptions used in the Black-Scholes option-pricing model:

	2003	2004	2005
Risk Free Interest Rate	3.0%	3.4%	4.0%
Expected Life	5 years	5 years	3.5 years
Expected Volatility	115%	115%	82%
Expected Dividend Yield	0%	0%	0%

The following table illustrates the effect on net loss and basic and diluted loss per common share as if the fair value method prescribed in SFAS No. 123 had been applied to the Company’s stock option and stock purchase plans and recorded in the consolidated financial statements:

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share data)
Net income (loss), as reported	$(56,006)	$4,102	$4,972
Add: Stock-based employee compensation expense included in net income (loss)	643	102	—
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(6,326)	(5,625)	(8,449)
Pro forma net loss	$(61,689)	$(1,421)	$(3,477)
Weighted average basic shares outstanding	36,430	44,709	47,884
Weighted average diluted shares outstanding	36,430	44,709	47,884
Earnings (loss) per share:
Basic and diluted net earnings (loss) per common share, as reported	$(1.54)	$0.09	$0.10
Basic and diluted net loss per common share, pro forma	$(1.69)	$(0.03)	$(0.07)

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(56,006)	$4,102	$4,972
Denominator:
Basic weighted average shares outstanding	36,430	44,709	47,884
Dilutive stock options	—	2,185	401
Diluted weighted average shares outstanding	36,430	46,894	48,285
Net earnings (loss) per share:
Basic and diluted	$(1.54)	$0.09	$0.10

The number of options that were excluded from the calculation of diluted earnings (loss) per common share, as their inclusion would have been anti-dilutive at December 31, 2003, 2004 and 2005 were 8,901,814, 4,321,213 and 3,131,954, respectively. Additional common stock equivalents related to the Company’s Convertible Notes of 914,726 and 315,289 at December 31, 2003 and 2004, respectively, have been excluded from the calculation of diluted earnings per common share as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company expects the adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations. We currently measure compensation costs related to share-based payment transactions as set forth in Note 1 to the Consolidated Financial Statements for pro forma information required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal 2006.

2—Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on suppliers, rapid industry changes, competition, competitive pricing pressures, changes in foreign laws and regulations, risks associated with indirect channels of distribution, uneven quarterly sales patterns, ability to sustain and manage growth, inability to attract and retain key personnel, undetected problems in the Company’s products, risks associated with acquisitions, investments and alliances, enforcement of the Company’s intellectual property rights, litigation, changes in regulations, demand in the telecommunications market and stock price volatility.

3—Goodwill and Other Intangibles

As of December 31, 2004 and 2005, there is no goodwill or long-lived intangible assets on the Company’s balance sheet. Amortization expense related to intangible assets was $2.0 million for the year ended December 31, 2003. There was no amortization expense recorded in either 2004 or 2005.

Impairment Charges

Year Ended December 31,
2003
In cost of revenues:
Acquired completed technology from IML, Mobilee, MMI and VQS	$7.4
In operating expenses:
Goodwill and intangible assets related to IML, MMI and Mobilee	10.3
Fixed assets associated with the VQS and PS business unit	4.0
Goodwill and intangible assets related to VQS	4.0
18.3
Total impairment charges	$25.7

During 2003, the Company recorded impairment charges related to its intangible assets associated with its Inno Media Logic (“IML”), Mobilee Inc. “Mobilee”, Message Machines Inc. (“MMI”) and Voice Quality Systems (“VQS”) acquisitions. Due to lower actual and forecasted revenues, as compared to the previous budget for the reporting units that included these assets, the fair value of goodwill, intangible assets and fixed assets associated with each reporting unit had decreased. Based on the results of the impairment analyses performed, these assets were written down to their estimated fair value.

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

4—Restructuring and Other Related Charges Accruals

The following table sets forth restructuring and other related charges accrual activity during the years ended December 31, 2003, 2004 and 2005, respectively, related to restructuring actions taken in fiscal years 2002 and 2003:

	Employee Related	Facility Related	Impaired Assets	Other	Total
	(In thousands)
Restructuring accrual balance at December 31, 2002	$800	$3,134	$—	$399	$4,333
Restructuring and other related charges	4,786	494	1,590	78	6,948
Non-cash utilization	—	—	(1,590)	—	(1,590)
Cash payments	(4,071)	(1,936)	—	(356)	(6,363)
Restructuring accrual balance at December 31, 2003	$1,515	$1,692	$—	$121	$3,328
Cash payments	(1,413)	(496)	—	(110)	(2,019)
Restructuring accrual balance at December 31, 2004	$102	$1,196	$—	11	$1,309
Cash payments	(102)	(280)	—	(11)	(393)
Restructuring accrual balance at December 31, 2005	$—	$916	$—	—	$916

The remaining accrual balances for facility related charges are expected to be settled in cash over the next three and a half years.

Year Ended December 31,
2003
(In millions)
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

During 2003, the Company decided to place certain office buildings in St. Hubert, Canada for sale, as those buildings were no longer used by the Company. The Company classified the buildings as held-for-sale and wrote down the value of these buildings to estimated fair market value, less cost to sell, and recorded a $1.0 million restructuring loss that is included as a component of “Restructuring and other related charges” in the statement of operations. In 2004, the Company sold the building and recognized a loss of $0.1 million on such sale. The charge for the loss is included as a component of “other expense” in the statement of operations.

There was no restructuring expense recorded in either 2004 or 2005.

5—Business and Credit Concentration

At December 31, 2005, Lucent Technologies Inc. (“Lucent”) and Ericsson represented 26.2 % and 17.0%, respectively, of the Company’s outstanding net accounts receivable balance. At December 31, 2004, two customers, Avaya and a channel partner in the United States, represented 22.4% and 12.2%, respectively, of the Company’s outstanding net accounts receivable balance.

During 2005 and 2004, one customer, Lucent represented 22.6% and 11.7%, respectively, of the Company’s total revenues. During 2003, two customers, Lucent and a channel partner in the United States, represented 15.6% and 12.6%, respectively, of the Company’s total revenues.

6—Investments

Investments in marketable securities categorized as “available for sale” are carried at fair value and consist of the following:

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market fund	$10,349	$—	$—	$10,349
U.S. government and agency bonds	46,923	—	(108)	46,815
	$57,272	$—	$(108)	$57,164
Included in cash and cash equivalents	10,349	—	—	10,349
Marketable securities	$46,923	$—	$(108)	$46,815

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market mutual funds	$5,063	$—	$—	$5,063
U.S. government and agency bonds	36,688	3	(15)	36,676
	$41,751	$3	$(15)	$41,739
Included in cash and cash equivalents	30,734	3	—	30,737
Marketable securities	$11,017	$—	$(15)	$11,002

At December 31, 2004 and 2005, all marketable securities were due to mature within one year. Proceeds from maturity of securities for the years ended December 31, 2003, 2004 and 2005 were $53.1 million, $14.3 million and $78.4 million, respectively. There were no gross realized gains or losses from sale of securities for the years ended December 31, 2003, 2004 and 2005.

The Company has made equity investments in certain privately held entities. The Company accounts for these investments under the cost method of accounting since the Company does not have the ability to exercise significant influence over these entities and there is not a readily determinable market value for these investments. The Company periodically evaluates the carrying value of these investments for other than temporary impairment. The Company did not realize any gains or losses related to equity investments for the years ended December 31, 2003 and 2005. In 2004, the Company realized a gain of $0.1 million associated with an equity investment whose carrying value had been reduced to zero in prior years.

7—Inventories

	December 31,
	2004	2005
	(In thousands)
Raw materials	$161	$490
Work in process	323	228
Finished goods	1,207	658
Inventories at customer sites	1,755	1,468
Inventory	$3,446	$2,844

8—Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2005
	(In thousands)
Computer equipment	$16,834	$19,123
Computer software	9,452	10,405
Furniture and fixtures	2,898	2,652
Machinery and equipment	3,651	2,211
Leasehold improvements	5,394	5,547
Software in Process	—	509
	38,229	40,447
Less accumulated depreciation	(32,082)	(33,912)
	$6,147	6,535

Depreciation and amortization expense related to property and equipment was $7.5 million, $3.9 million and $2.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

9—Income Taxes

The components of income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Current income tax expense (benefit):
Federal	$—	$—	$—
State	—	—	20
Foreign	115	66	348
	115	66	368
Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
	$115	$66	$368
Deferred tax assets (liabilities) consist of the following:
Net operating loss carryforwards	$70,234	$75,103	$71,411
Tax credit carryforwards	5,023	5,340	9,330
Capital loss carryforwards	2,614	2,657	2,885
Inventories	459	514	505
Accrued expenses	706	362	400
Intangible assets	66,867	67,136	60,522
Other	3,502	3,004	2,825
	$149,405	$154,116	$147,878
Fixed assets	(963)	(635)	(592)
Valuation allowance:	(148,442)	(153,481)	(147,286)
Net deferred taxes	$—	$—	$—

For U.S. federal income tax purposes, the Company had net operating loss carryforwards available to reduce taxable income of approximately $149.4 million at December 31, 2005. Under the provisions of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which may be used in future years. These carryforwards will begin to expire in 2006. The Company also had foreign net operating loss carryforwards of approximately $36.9 million. As of December 31, 2005, the Company has approximately $6.9 million of tax credits in the U.S. that are composed of federal research and development credits, foreign tax credits and state and local credits. These credits begin to expire in 2006. In addition, the Company has Canadian investment tax credits of approximately $3.5 million. These credits begin to expire in 2014.

The Company has established a valuation allowance against net deferred tax assets, in certain jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. During fiscal year 2005, the deferred tax asset valuation allowance decreased by approximately $6.2 million, primarily as the result of net operating losses and credits that expired during 2005. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $7.5 million of the valuation allowance for deferred tax assets relates to the tax benefit from stock option deductions, which, if realized, will be allocated directly to additional paid-in capital.

United States income taxes were not provided on cumulative undistributed earnings for certain non-U.S. subsidiaries of approximately $1.9 million. The Company intends to reinvest these earnings indefinitely outside the United Stated in its operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 109-2 (“SFAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act of 2004 (“the Act”) was passed in October 2004. The Act contains certain tax incentives including a deduction for income from qualified production activities and an 85% dividends received deduction for certain dividends from controlled foreign corporations. These incentives are subject to a number of limitations. At this time, none of these incentives are expected to have a significant impact on the Company’s income tax liability.

	Year Ended December 31,
	2003	2004	2005
Computed expected tax expense at U.S. federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax expense (benefit)	5.6	(30.2)	(19.1)
Tax rate and tax law differential of foreign operations	4.4	(38.1)	(22.6)
U.S. federal research and development credits	0.9	(12.0)	5.6
Foreign tax deductions	0.1	(5.7)	(7.0)
Other tax credits	0.5	(7.6)	(11.2)
Change in valuation allowance	(40.5)	51.2	26.8
Nondeductible intangibles	(5.7)	—	—
Nondeductible expenses	(0.1)	4.4	(0.3)
Other	0.6	5.6	0.7
Effective tax rate	(0.2)%	1.6%	6.9%

The domestic and foreign components of income (loss) before income taxes were:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Domestic	$(52,074)	$5,741	$8,106
Foreign	(3,817)	(1,573)	(2,766)
	$(55,891)	$4,168	$5,340

10—Accrued Expenses and Other Liabilities

Components of accrued expenses and other liabilities consist of the following:

	December 31,
	2004	2005
	(In thousands)
Accrued compensation and related expenses	$4,692	$5,153
Accrued interest expense	212	—
Income taxes payable	178	556
Deferred rent	1,814	1,927
Accrued restructuring and other related charges	1,308	916
Other liabilities	2,502	1,842
	$10,706	$10,394

11—Indebtedness

Convertible Notes

Effective October 11, 2000, the Company issued $175.0 million of convertible subordinated notes (the “Notes”). The Notes were convertible into shares of the Company’s common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The Notes bore interest at a rate of 5% per year which was payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2001. The Notes, which were unsecured obligations of the Company, matured on October 15, 2005 and were repaid in full. The Company was subject to certain covenants under the related indenture. During 2005, the Company was in compliance with such covenants. In 2000, the Company incurred debt issuance costs aggregating $5.7 million, which were deferred and amortized using the effective interest rate method as a component of interest expense over the term of the Notes. Unamortized issuance costs of $0.1 million at December 31, 2004 are included in the 2004 consolidated balance sheet caption “Other assets.” These issuance costs were fully amortized at December 31, 2005.

For the years ended December 31, 2003, 2004 and 2005, the Company paid $9.3 million, $38.5 million and $20.9 million, respectively, to extinguish $11.3 million, $37.8 million and $19.9 million,  respectively, of face value of the Notes. As a result, in the years ended December 31, 2003, 2004 and 2005, the Company wrote off $0.2 million, $0.9 million and 0.1 million respectively, of unamortized debt issuance costs and recorded a related gain (loss) of $2.1 million and $(0.3) million, respectively in other income and expense on the income statement. In 2005, the Company did not incur any related losses or gains associated with the repayment of its debt.

12—Profit Sharing Plans

The Company has established a 401(k) cash or deferred profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The Company currently matches contributions each pay period at 50% of the employee’s contributions up to 6% of employee’s compensation, not to exceed the federal limit of $14,000 per calendar year. The employer contribution for the years ended December 31, 2003, 2004 and 2005 was $0.8 million, $0.5 million and $0.6 million, respectively.

13—Equity

Common Stock Offering

On March 17, 2004, the Company completed the sale of 9,200,000 shares of common stock through an underwritten public offering at $5.75 per share. The net proceeds of the offering were $49.5 million. In April 2004, the Company invested the net proceeds of this offering in interest-bearing, investment-grade securities.

Stock Repurchase Program

During 2001, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its outstanding common stock for an aggregate purchase price not to exceed $5.0 million. The Company made no repurchases during 2003, 2004 or 2005 but as of December 31, 2003, the Company had repurchased 915,000 shares for an aggregate purchase price of $4.7 million. There were 52,444 treasury shares outstanding as of December 31, 2003. During 2004, the remaining 52,444 treasury shares were issued in conjunction with the exercise of stock options in 2004. There were no treasury shares outstanding as of December 31, 2004 or 2005.

Preferred Stock

Under its restated certificate of incorporation the Company has authorized 3,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2004 and 2005, the Company had no shares of preferred stock issued and outstanding. In connection with its stockholder rights plan, 15,000 of such shares have been designated “Series A Junior Preferred Stock”, none of which are issued and outstanding. The Company’s board of directors has the authority to issue preferred stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series or the designation of such class or series, without any further action by the stockholders.

Stockholders Rights Plan

The Company’s Board of Directors adopted a Stockholders Rights Plan (“the Rights Plan”) on December 23, 1998, under which a dividend of one Common Stock Purchase Right (each a “Right”) was declared for and attached to each outstanding share of the Company’s Common Stock, $0.01 par value per share (“Common Stock”) held by stockholders of record as of January 4, 1999. The Rights Plan was amended on April 22, 1999. Shares of Common Stock issued after December 23, 1998 also contain such Rights. The Rights become exercisable following the tenth day after a person or group (a) acquires beneficial ownership of 15% or more of the Company’s outstanding shares of Common Stock; or (b) announces a tender of exchange offer or exchange offer, the consummation of which would result in ownership by a person or group of 30% or more of the Company’s Common Stock (an “Acquiring Person”). The plan entitles Right holders to purchase a one-one thousandth of a share of the Company’s Series A Junior Preferred Stock for $60 (the “Purchase Price”). Under some circumstances, the Plan entitles Right holders (other than an Acquiring Person) to purchase Common Stock having a value equal to two times the Purchase Price of the Right for the Purchase Price, once the Rights become exercisable. Under some circumstances, the Board of Directors of the Company may exchange the Rights at an exchange rate of one Share of Common Stock per Right. Rights are redeemable at the Company’s option for $0.01 per Right at any time after the acquisition of 15% or more of the Company’s Common Stock. As of December 31, 2005, none of the Rights are exercisable. The Rights expire on the earliest of (a) December 23, 2008, (b) exchange or redemption of the Rights as described above, or (c) consummation of a merger or consolidation or sale of assets resulting in termination of the Rights.

14—Stock Option and Stock Purchase Plans

The Company has stock option and stock purchase plans authorizing various types of stock option awards that may be granted to officers and employees. The following is a summary of all of the plans of the Company:

1993 Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Stock Option Plan (the “1993 Plan”). The 1993 Plan permits both incentive and non-statutory options to be granted to employees, directors and consultants. Options granted under the 1993 Plan generally vest over 4 years. The expiration dates of options granted under the 1993 Plan do not exceed 10 years. In March 1998, the Board of Directors adopted and in April 1998, the Company’s stockholders approved (i) an increase in the number of shares available under the 1993 Plan from 3,000,000 to 3,800,000 and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company’s common stock on the date of grant. In March 2000, the Board of Directors superseded the 1993 Plan with the Company’s 2000 Equity Incentive Plan (the “2000 Plan”) and no further grants under the 1993 Plan will be made after the adoption of the 2000 Plan. Options granted previously under the 1993 Plan will continue to be governed by the terms of the 1993 Plan. As of December 31, 2005 there are 564,000 options outstanding under the 1993 Plan. The outstanding options under the 1993 Plan are fully vested as of December 31, 2005.

1993 Non-Employee Directors Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”) which provides for the purchase of up to 240,000 shares of common pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. Option granted under the Directors Plan generally vest over 4 years. The expiration dates of options granted under the Directors Plan do not exceed 10 years. In March 1996 the Board of Directors adopted and in May 1996 the Company’s stockholders approved (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted and in April 1999, the Company’s stockholders approved an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Plan and no further grants under the Directors Plan will be made after the adoption of the 2000 Plan. As of December 31, 2004, 280,000 shares had been granted at prices ranging from $2.44 to $24.63 per share. As of December 31, 2005, there are 113,410 options outstanding under the Directors Plan. The outstanding options under the Directors Plan are fully vested as of December 31, 2005. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan.

1995 Non-Statutory Stock Option Plan

In October 1995, the Company’s Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the “1995 Plan”). The 1995 Plan expired in October, 2005.

The exercise price of options outstanding under the 1995 Plan  are not less than 100% of the fair market value of the company’s common stock on the date of grant. Options outstanding under the 1995 Plan generally vest over 2 years. The expiration dates of options granted under the 1995 Plan do not exceed 10 years. As of December 31, 2005, there are 2,699,852 options outstanding under the 1995 Plan.

2000 Equity Incentive Plan

In March 2000, the Company’s Board of Directors adopted and in April 2000 the Company’s stockholders approved the 2000 Equity Incentive Plan. The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company’s common stock (collectively, “Stock Awards”) to employees, non-employee directors and consultants. On April 28, 2005 the Company’s shareholders approved amendments to the 2000 Plan to (i) increase the number of shares which may be issued under the 2000 plan by 2,050,000 shares, (ii) eliminate the Company’s ability to grant non-statutory stock options at an exercise price less than fair market value of the Company’s common stock on the date of grant and (iii) amend certain other terms and conditions of the 2000 Plan. The aggregate number of shares which may be issued under the 2000 Plan, as amended,  is 7,050,000 plus any shares of the Company’s common stock represented by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of options granted pursuant to the 2000 Plan may not be less than the fair market value of the company’s common stock on the date of grant. Options granted under the 2000 Plan generally vest over 2 years. Options granted to new hires generally vest over 3 years. The expiration dates of options granted under the 2000 Plan do not exceed 10 years. As of December 31, 2005, there are 4,302,046 options outstanding under the 2000 Plan.

2003 Employee Stock Purchase Plan

In March 2003, the Board of Directors adopted and in April 2003 the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 750,000 shares for the Purchase Plan. During 2005, 144,862 shares were issued under the Purchase Plan at a weighted average price of $2.71 per share.

A summary of the transactions under all stock option plans for the three years ended December 31, 2005 is as follows:

	Year Ended December 31, 2003		Year Ended December 31, 2004		Year Ended December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	8,674,691	$10.84	8,901,814	$8.54	8,626,392	$8.03
Granted	2,381,195	1.66	1,818,944	6.30	2,401,202	3.49
Exercised	(297,015)	3.03	(1,337,299)	2.91	(908,086)	1.74
Forfeited or expired	(1,857,057)	11.41	(757,067)	19.10	(2,440,200)	15.74
Outstanding at end of period	8,901,814	8.54	8,626,392	8.03	7,679,308	4.90
Exercisable at end of period	6,201,820	11.38	6,016,546	9.37	5,551,917	5.52

The following table summarizes outstanding stock options as of December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Average Exercise Price
$0.01—$5.00	5,323,335	3.2	$3.05	3,224,658	$2.93
$5.01—$10.00	1,985,635	2.4	7.14	1,956,921	7.16
$10.01—$20.00	151,600	1.4	13.01	151,600	13.01
$20.01—$30.00	91,508	2.1	17.38	91,508	17.38
$30.01—$40.00	77,000	3.2	24.43	77,000	24.43
$40.01—$50.00	43,730	1.7	33.11	43,730	33.11
$50.01—$60.00	6,500	1.5	45.19	6,500	45.19
	7,679,308	3.0	$4.90	5,551,917	$5.52

As of December 31, 2005, a total of 11,340,761 shares of common stock have been reserved for issuance upon the exercise of stock options.

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

15—Commitments and Contingencies

Leases

The Company leases its current corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities under leases, which expire within one to four years. Rental expenses under all operating lease agreements in effect during the years ended

December 31, 2003, 2004 and 2005 amount to approximately $4.0 million, $5.2 million and $4.5 million, respectively.

The Company has various other facilities which serve as sales offices throughout North America, Europe and Asia that have short-term leases. The Company believes that the existing facilities are adequate for its current needs and that suitable space will be available to meet future needs.

At December 31, 2005, commitments under operating leases for minimum future payments consist of the following, of which $0.9 million of these future operating lease payments have been accrued as part of the Company’s restructuring and other related charges and will not impact the Company’s results of operations in future periods:

Year ending December 31,	(In thousands)
2006	$4,090
2007	3,514
2008	3,215
2009	2,930
2010	2,835
Thereafter	3,950
$20,534

Litigation

The Company is party to various legal proceedings incidental to its business. However, the Company has no material legal proceedings currently pending.

Purchase Commitments

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At December 31, 2004 and 2005, the Company had met the eight turn goal in all preceding quarters. As such, the Company does not have any contractual obligations related to a commitment with Plexus at December 31, 2004 and 2005. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third-party contract manufacturer with this type of requirement. As such, NMS is not party to any other such arrangements with its other third-party manufacturers.

Guarantees

The Company’s hardware products are generally sold with a 18-24 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

Changes in the warranty reserves were as follows:

	December 31,
	2004	2005
	(In thousands)
Beginning balance	$332	$342
Provisions for warranty	250	196
Expenditures	(240)	(168)
Ending balance	$342	$370

As noted above, the Company’s products are generally sold with an 18-24 month warranty. Accordingly, current warranty provisions are related to the past one and a half to two years’ revenues and warranty consumption is associated with current and prior year’s revenues.

Indemnification

The Company enters into indemnification agreements with certain of its customers in its ordinary course of business. Pursuant to these agreements the Company agrees that, subject to certain limitations, in the event its products infringe upon any proprietary right of a third party, it will indemnify its customer against any loss, expense or liability from any damages that may be awarded against the Customer. There have been no claims brought against the Company under such arrangements in the past five years.

The Company provides an indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent , is or was serving, at the Company’s request in such capacity. As a matter of practice, the Company maintains directors and officer liability insurance coverage.

16—Segment and Geographic Information

In order to achieve focus and domain knowledge in the market segments where the Company has chosen to compete, the Company has organized the Company’s product management and development activities around specific target markets. The Company’s Platform Solutions (PS) business unit focuses on systems building blocks or enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators. The PS business unit also manages the Company’s voice quality systems (VQS) product lines, as the Company increasingly sees these technologies being delivered to customers as systems building blocks or enabling technologies. Previously VQS products were included in the Network Infrastructure (NI) business unit and as a separate unit before 2005. The Mobile Applications (MA) business unit, previously referred to as Network Solutions (NS), is aimed at delivering mobile solutions and related services to mobile operators and the NI business unit is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure. The Company’s product and service offerings are described in detail in the business section of this report. In addition to the PS, MA and NI business segments, the Company has a Corporate business segment. The Corporate business segment contains all changes related to goodwill, intangible assets, impairment and restructuring. All periods presented have been retroactively restated to reflect current segments.

The following table presents the Company’s revenues and operating loss, by business unit and by geography.

(In thousands)	PS	MA	NI	Corporate	Total
Revenues:
2003	$86,941	$113	$93	$—	$87,147
2004	100,830	369	313	—	101,512
2005	101,790	6,769	915	—	109,474
Income (loss) from operations:
2003	$10,554	$(12,043)	$(5,267)	$(47,576)	$(54,332)
2004	32,267	(9,438)	(9,663)	(7,366)	5,800
2005	37,232	(8,303)	(11,243)	(13,701)	3,985
Capital expenditures:
2003	$833	$803	$172	$628	$2,436
2004	819	16	571	962	2,368
2005	723	507	540	1,567	3,337
Depreciation and amortization expense:
2003	$3,966	$768	$95	$4,684	$9,513
2004	2,252	21	80	1,545	3,898
2005	768	136	422	1,445	2,771
Total assets:
2004	$17,237	$548	$1,624	$89,018	$108,427
2005	16,454	4,394	1,005	71,450	93,303
Long-lived assets:
2004	$1,223	$12	$657	$4,255	$6,147
2005	1,211	256	648	4,420	6,535

Management makes operating decisions and assesses the performance of individual business segments on a basis that excludes from consideration intangible assets, amortization of intangible assets, restructuring and other related costs and impairments of long-lived assets. Therefore all goodwill, intangible assets, impairment and restructuring charges have been allocated to corporate.

As of December 31, 2005 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The following table presents the Company’s revenues, operating income (loss), total assets, long-lived assets, capital expenditures, and depreciation and amortization expense by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. “Rest of World” is Latin America and properly reflects how the regions are analyzed by senior management. The previous years have been retroactively restated to define the “Rest of World” Latin America. As the Company sells through a series of regional distributors, tracking revenues by country is impracticable. For the years ended December 31, 2003, 2004 and 2005, the loss from operations for “North America” includes all impairment losses and acquisition related amortization expenses.

(In thousands)	North America	Europe	Asia	Rest of World	Total
Revenues:
2003	$46,597	$15,252	$24,086	$1,212	$87,147
2004	53,401	20,446	26,602	1,063	101,512
2005	37,843	24,295	44,023	3,313	109,474
Income (loss) from operations:
2003	$(67,054)	$(2,880)	$14,405	$1,197	$(54,332)
2004	(21,395)	9,055	17,222	918	5,800
2005	(23,516)	(510)	25,484	2,527	3,985
Capital expenditures:
2003	$2,371	$58	$7	$—	$2,436
2004	2,264	94	10	—	2,368
2005	3,135	48	154	—	3,337
Depreciation and amortization expense:
2003	$8,562	$734	$217	$—	$9,513
2004	3,786	38	74	—	3,898
2005	2,682	56	33	—	2,771
Total assets:
2004	$97,950	$6,618	$3,859	$—	$108,427
2005	82,329	6,092	4,882	—	93,303
Long-lived assets:
2004	$6,018	$110	$19	$—	$6,147
2005	6,317	79	139	—	6,535

17—Subsequent Events

On February 13, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Orca Acquisition Corporation, a wholly-owned subsidiary of NMS (“Sub”), Openera Technologies, Inc. (“Openera”), certain of the stockholders of Openera, certain other individuals and Joel A. Hughes, as Stockholder Representative, to acquire all of the issued and outstanding capital stock of Openera for consideration consisting of approximately 4.34 million shares (the “Merger Shares”) of the Company’s common stock. Approximately 51% of the Merger Shares will be contingent upon the continued employment of certain key employees of Openera over the 30-month period following the closing of the Merger. The closing of the Merger occurred on February 24, 2006. Pursuant to the Merger Agreement, Sub was merged with and into Openera with Openera continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the

Merger the Company assumed the Openera Technologies, Inc. 2005 Equity Incentive Plan. The Company will account for the acquisition as a purchase, and accordingly, the Company will include the results of operations of Openera in its operating results from February 24, 2006. Openera, whose operations are based primarily in Bangalore, India, is a provider of mobile application handset solutions for converged mobile networks.

18—Quarterly Information (Unaudited)

	Quarter Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$24,379	$25,262	$25,693	$26,178	$22,600	$24,919	$30,271	$31,684
Cost of revenues	8,822	9,722	9,477	10,031	9,518	9,394	10,083	10,425
Gross profit	15,557	15,540	16,216	16,147	13,082	15,525	20,188	21,259
Operating expenses:
Selling, general and administrative	8,090	7,981	8,727	8,978	8,942	9,344	10,078	11,565
Research and development	5,961	6,187	5,906	5,831	6,192	6,323	6,837	6,788
Total operating expenses	14,051	14,168	14,633	14,809	15,134	15,667	16,915	18,353
Operating income (loss)	1,506	1,372	1,583	1,338	(2,052)	(142)	3,273	2,906
Other income (expense), net	(838)	(320)	(453)	(21)	150	485	117	603
Income (loss) before income taxes	668	1,052	1,130	1,317	(1,902)	343	3,390	3,509
Income tax expense (benefit)	25	16	24	—	200	285	63	(180)
Net income (loss)	$643	$1,036	$1,106	$1,317	$(2,102)	$58	$3,327	$3,689
Basic and diluted net earnings (loss) per common share	$0.02	$0.02	$0.02	$0.03	$(0.02	$0.00	$0.07	$0.08

VALUATION AND QUALIFYING ACCOUNTS

Schedule II
(In thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of Year
12/31/03	$979	$124	$(108)	$995
12/31/04	$995	$151	$(142)	$1,004
12/31/05	$1,004	$23	$(233)	$794

(1)          Amounts include write-offs of accounts receivable deemed to be uncollectible.

Deferred Tax Valuation Allowance

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
12/31/03	$(118,017)	$(30,425)	$—	$(148,442)
12/31/04	$(148,442)	$(5,039)	$—	$(153,481)
12/31/05	$(153,481)	$—	$6,195	$(147,286)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES

A.   Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective.

B.   Changes in Internal Control Over Financial Reporting

As disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2005, we identified our failure to maintain effective controls over the completeness and accuracy of our recognition of product revenues and the associated deferred revenue account as a material weakness in our internal controls over financial reporting. This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended June 30, 2005, as reflected in our Form 10-Q/A filed with the Securities and Exchange Commission on November 9, 2005.

During the third and fourth quarters of 2005, the Company took corrective actions to remediate the material weakness identified above. These corrective actions included the hiring of additional accounting personnel, changing the reporting responsibilities within the accounting group and streamlining the process of gathering relevant sales and accounting documents and information as they relate to revenue transactions.

Other than as described above, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

C.   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our directors as of December 31, 2005:

Name	Age	Position
Robert P. Schechter	57	Chairman of the Board, President and Chief Executive Officer
William E. Foster(2)	61	Director
Ofer Gneezy(1)	54	Director
W. Frank King, Ph.D.(1)(3)	66	Director
Pamela D. A. Reeve(1)(3)	56	Director
Ronald W. White(2)	65	Director

(1)          Member of the Audit Committee.

(2)          Member of the Compensation Committee.

(3)          Member of the Nominating Committee.

Each member of our board of directors is elected at the annual meeting of stockholders and holds office for three years and until his or her successor is elected and qualified.

Robert P. Schechter has served as the Company’s President and Chief Executive Officer since 1995 and as Chairman of the Board since 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation, and from 1980 to 1987 he was a partner of Coopers and Lybrand LLP. Mr. Schechter is also a director of MapInfo Corporation, a developer of location-based software services and solutions, Moldflow Corporation, a provider of software solutions for optimizing the design and manufacture of plastic products, Unica Corporation, a developer of Enterprise Marketing Management Software solutions and Avici Systems, Inc., a provider of carrier-class routing solutions for the Internet.

William E. Foster has served as a director of our Company since 2000. Mr, Foster has been, since 1997, a private investor. In 1980, Mr. Foster co-founded Stratus Computer, Inc., a manufacturer of fault-tolerant computer systems and served as its Chairman and Chief Executive Officer until 1997. Prior to 1980, Mr. Foster spent 14 years in the computer industry, serving as Vice President of Software for Data General Corporation and in management and technical positions with Hewlett Packard Company. Mr. Foster is a director of several privately held companies.

Ofer Gneezy has served as a director of our Company since 2000. Mr. Gneezy was a co-founder, and has been, since 1996, President, Chief Executive Officer and a director of iBasis, Inc., a provider of Internet-based communications services for international carriers. From 1994 to 1996, Mr. Gneezy served as President of Acuity Imaging, Inc., a multinational company focused on the industrial automation industry. From 1980 to 1994, he was an executive of Automatix Inc. (a predecessor to Acuity Imaging), an industrial automation company, most recently serving as its President and Chief Executive Officer.

W. Frank King, Ph.D. has served as a director of our Company since 1997. Dr. King has been, since 1998, a private investor. From 1992 to 1998, he was Chief Executive Officer and a director of PSW Technologies, Inc., a provider of software services. From 1988 to 1992, Dr. King was a Senior Vice President of Development of Lotus Development Corporation and for the previous 19 years served in various positions with IBM Corporation, including his last position as Vice President Development for the entry system division. He is a director of eOn Communications Corporation., a provider of telecommunications applications, Concero Inc., formerly known as PSW Technologies, Inc., and iBasis, Inc., a provider of Internet-based communications services

Pamela D. A. Reeve has served as a director of our Company since 1997. Ms. Reeve has been, since 2004, a management consultant. Ms. Reeve served from 1993 to 2004 as Chief Executive Officer and a director and, from 1989 to 1993, as President, Chief Operating Officer and a director of Lightbridge, Inc., a provider of products and services which enable wireless telecommunications carriers to improve customer acquisition and retention processes. From 1978 to 1989, she was with The Boston Consulting Group, a management consulting firm. Ms. Reeve is a director of American Tower Corporation, a provider of infrastructure facilities and services to the wireless, Internet and broadcasting industries.

Ronald W. White has served as a director of our Company since 1988. Mr. White, has been, since 2002, a consultant and private investor. From 1997 until 2002, he was a partner of Argo Global Capital, a venture capital firm. From 1983 until 2002, he was a partner of Advanced Technology Development Fund, also a venture capital firm. Mr. White is a director of AirNet Communications, a provider of infrastructure solutions for commercial GSM customers and government agencies.

The following table lists our executive officers as of December 31, 2005:

Name	Age	Position
Robert P. Schechter	57	Chairman of the Board, President and Chief Executive Officer
Herbert Shumway	58	Treasurer, Senior Vice President of Finance and Operations and Chief Financial Officer
R. Brough Turner	59	Senior Vice President of Technology
Gerrold Walker	55	Vice President and General Manager, Platform Solutions
Daniel Daly	49	Vice President and General Manager, Network Infrastructure
Paul J. Deeley, Jr.	35	Vice President, Corporate Controller and Chief Accounting Officer

Robert P. Schechter has served as the Company’s President and Chief Executive Officer since 1995 and as Chairman of the Board since 1996. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation, and from 1980 to 1987 he was a partner of Coopers and Lybrand LLP. Mr. Schechter is also a director of MapInfo Corporation, a developer of location-based software services and solutions, Moldflow Corporation, a provider of software solutions for optimizing the design and manufacture of plastic products, Unica Corporation, a developer of Enterprise Marketing Management Software solutions and Avici Systems, Inc., a provider of carrier-class routing solutions for the Internet.

Herbert Shumway joined our Company in 2000 as Vice President of Supply Chain Operations. Prior to his current position, Mr. Shumway served as Vice President, Operations, which included Corporate Quality, Technical Services, and Information Technology. Mr. Shumway continues to serve in this capacity in addition to his other responsibilities. Mr. Shumway has over 20 years experience in the high-tech industry, including executive positions in operations and business development with Compaq Computer and Digital Equipment Corporation.

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

Daniel Daly joined our Company in 1995 and is currently responsible for NMS’s AccessGate product offerings. Prior to joining NMS, he was Director of Engineering in the Communication Recording Systems

division at the Dictaphone subsidiary of Pitney Bowes, and held various engineering and management positions in the Communications Division of Wang Laboratories, Inc.

Paul J. Deeley Jr. joined our Company in June 2005 as Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Deeley, a CPA, held senior financial positions in a number of technology and services companies, including Hill Holliday Connors Cosmopulos, Inc. and AMR Research. Mr. Deeley began his career in public accounting at Ernst & Young.

ITEM 11.   EXECUTIVE COMPENSATION

The information appearing under the caption “Executive Compensation” (other than the information appearing under the captions “Compensation Committee Report on Executive Compensation” and “Comparison of Cumulative Total Stockholder Return”) of our Proxy Statement for our Annual Meeting of Stockholders to be held April 27, 2006 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Stock Ownership of Directors, Executive Officers and Principal Stockholders” and “Equity Compensation Plans” of our Proxy Statement for our Annual Meeting of Stockholders to be held April 27, 2006 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not have any relationships, nor were we a party to any transaction, requiring disclosure under Item 404 of Regulation S-K.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Information Regarding Independent Registered Public Accounting Firm”, is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held April 27, 2006.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1) FINANCIAL STATEMENTS

The following are included in Part II of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2004 and 2005.

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005.

Notes to the Consolidated Financial Statements.

(a)   (2) FINANCIAL STATEMENT SCHEDULES

The following are included on the indicated pages of this report:

Page No.
Schedule II — Valuation and Qualifying Accounts	69

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

NMS COMMUNICATIONS CORPORATION
By:	/s/ ROBERT P. SCHECHTER
Robert P. Schechter
President, Chief Executive Officer and Chairman of the Board
By:	/s/ HERBERT SHUMWAY
Herbert Shumway
Senior Vice President of Finance, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT P. SCHECHTER	President, Chief Executive Officer and	March 16, 2006
Robert P. Schechter	Chairman of the Board of Directors (Principal Executive Officer)
/s/ HERBERT SHUMWAY	Senior Vice President of Finance, Chief	March 16, 2006
Herbert Shumway	Financial Officer and Treasurer (Principal Financial Officer)
/s/ PAUL J. DEELEY, JR.	Vice President, Chief Accounting	March 16, 2006
Paul J. Deeley, Jr.	Officer and Controller
/s/ WILLIAM E. FOSTER	Director	March 16, 2006
William E. Foster
/s/ OFER GNEEZY	Director	March 16, 2006
Ofer Gneezy
/s/ W. FRANK KING, PH.D.	Director	March 16, 2006
W. Frank King, Ph.D.
/s/ PAMELA D. A. REEVE	Director	March 16, 2006
Pamela D. A. Reeve
/s/ RONALD W. WHITE	Director	March 16, 2006
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
2.8*

Agreement and Plan of Merger dated as of February 13, 2006 by and among the Registrant, Openera Technologies, Inc. and the other parties thereto (filed with the Registrant’s Form 8-K dated February 17, 2006).

3.1*	Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Form 10-K for the year ended December 31, 1995).
3.2*	By-laws of Registrant, as amended (filed with the Registrant’s registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Form 8-K dated May 4, 2001).
4.1*	Specimen Certificate for the Common Stock (filed with the Registrant’s registration statement on Form S-1 (#33-72596)).
10.1#*	Employment agreement dated as of June 28, 2005 by and between the Registrant and Herbert Shumway (filed with the Registrant’s Form 8-K dated July 5, 2005).
10.2#*	Employment agreement dated as of June 28, 2005 by and between the Registrant and Paul J. Deeley, Jr. (filed with the Registrant’s Form 8-K dated July 5, 2005).
10.3#*	Severance Protection Agreement dated as of May 17, 2005 by and between the Registrant and Herbert Shumway (filed with the Registrant’s Form 8-K dated May 25, 2005).
10.12#*	1993 Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).
10.13#*	2003 Employee Stock Purchase Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940) on June 19, 2003).
10.14#*	1993 Non-Employee Directors Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333- 40940)).
10.15#	Openera Technologies, Inc., 2005 Equity Incentive Plan.
10.19#*	1995 Non-Statutory Stock Option Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940)).
10.20*	Lease Amendment between the Registrant and National Development of New England, LLC dated October 1996 (filed with the Registrant’s Form 10-K for the year ended December 31, 1996).
10.23#*	2000 Equity Incentive Plan, as amended and restated (filed with the Registrant’s registration statement on Form S-8 (333-40940), as amended).
10.24#*	Form of Non-Statutory Stock Option Agreement (filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2005).
10.27*	Form of Incentive Stock Option Agreement (filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.27*	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2001).
10.29*	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (filed with the Registrant’s Form 8-K dated December 14, 2001).
10.30*

Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent’s Voice Quality Business (filed with the Registrant’s Form 8-K dated December 14, 2001).

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