Form 10-Q
period 2006-03-31
NMS COMMUNICATIONS CORP
filed 2006-05-10
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES ☒         NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                            Accelerated filer  ☒                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                  Yes ☐                                    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Common Stock, $0.01 par value per share]	52,664,854 shares

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,334	$51,212
Marketable securities	15,363	11,002
Accounts receivable, net of allowance for doubtful accounts of $833 and $794, respectively	20,416	16,895
Inventories	4,425	2,844
Prepaid expenses and other assets	3,186	4,092
Total current assets	89,724	86,045

Property and equipment, net	7,121	6,535
Goodwill	5,561	—
Other intangible assets, net	4,878	—
Other assets, net	740	723
Total assets	$108,024	$93,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,466	$4,855
Accrued expenses and other liabilities	8,690	10,394
Deferred revenue	7,656	3,959
Total current liabilities	22,812	19,208

Commitments and contingencies (note N)

Common stock, $0.01 par value, 125,000,000 shares authorized at March 31, 2006 and December 31, 2005; 52,488,963 and 48,412,589 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively;	525	484
Additional paid-in capital	424,276	414,939
Accumulated deficit	(336,076)	(337,760)
Accumulated other comprehensive loss	(3,513)	(3,568)
Stockholders’ equity	85,212	74,095
Total liabilities and stockholders’ equity	$108,024	$93,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues	$30,698	$22,600

Cost of revenues	9,841	9,518

Gross profit	20,857	13,082

Operating expenses:
Selling, general and administrative	12,833	8,942
Research and development	6,559	6,192
Total operating expenses	19,392	15,134

Operating income (loss)	1,465	(2,052)

Other income (expense):
Interest income	500	359
Interest expense	(2)	(279)
Other	(228)	70
Other income, net	270	150

Income (loss) before income taxes	1,735	(1,902)

Income tax expense	51	200

Net income (loss)	$1,684	$(2,102)

Basic earnings (loss) per share	$0.03	$(0.04)

Weighted average basic shares outstanding	49,076	47,573

Diluted earnings (loss) per share	$0.03	$(0.04)

Weighted average diluted shares outstanding	51,377	47,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flow from operating activities:
Net income (loss)	$1,684	$(2,102)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	651	663
(Accretion) amortization of marketable securities	(75)	133
Amortization of other intangible assets	122	—
Stock-based compensation	786	—
Loss on disposal of fixed assets	8	—
Amortization of debt issuance costs	—	42
Foreign exchange translation loss (gain) on intercompany debt	95	(226)
Changes in assets and liabilities:
Accounts receivable	(3,134)	2,372
Inventories	(1,581)	239
Prepaid expenses and other assets	1,002	(531)
Income tax receivable	146	151
Accounts payable	1,476	(230)
Accrued expenses and other liabilities	(3,655)	(2,344)
Deferred revenue	3,446	(714)
Net cash provided by (used in) operating activities	971	(2,547)
Cash flow from investing activities:
Purchases of property and equipment	(1,044)	(1,285)
Purchases of marketable securities	(8,497)	(6,461)
Proceeds from the maturity and sale of marketable securities	4,200	21,000
Cash acquired through acquisition of business	42	—
Net cash (used in) provided by investing activities	(5,299)	13,254
Cash flow from financing activities:
Repayment of debt	(705)	—
Proceeds from issuance of common stock	193	748
Net cash (used in) provided by financing activities	(512)	748
Effect of exchange rate changes on cash	(38)	(187)
Net (decrease) increase in cash and cash equivalents	(4,878)	11,268
Cash and cash equivalents, beginning of period	51,212	33,804
Cash and cash equivalents, end of period	$46,334	$45,072

Noncash transactions:
Acquisition of business:
Fair value of net assets acquired, net of cash acquired	$3,085	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

A.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of operations for the three-month period ended March 31, 2006 and 2005 and the statement of cash flows for the three-month period ended March 31, 2006 and 2005 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”). The financial information included herein has been prepared without audit. The consolidated balance sheet at December 31, 2005 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2005.

In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.

B.   STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which establish accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

The following table presents the effect of recording stock-based compensation expense for the three-month period ended March 31, 2006:

(In thousands, except per share data)	Three Months Ended March 31, 2006

Stock-based compensation expense by type of award
Stock options	$488
Restricted stock	258
Employee Stock Purchase Plan	40
Total stock-based compensation	$786

Effect on earnings per share
Decrease to basic and diluted	$(0.01)

Effect of stock-based compensation on income by line item:
Cost of revenues	$20
Selling, general and administrative expense	702
Research and development expense	64
Stock-based compensation expense	$786

As a result of adopting SFAS 123(R), the Company’s net income for the quarter ended March 31, 2006, was $0.5 million less than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 was also lower by $0.01 due to the adoption of SFAS 123(R).

The Company estimates the fair value of stock options using a Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the three months ended March 31, 2006, using a Black-Scholes valuation model were:

Three Months Ended March 31, 2006

Expected term(1)	3.25 to 3.50 years
Expected volatility factor(2)	72 to 77%
Risk-free interest rate(3)	4.3% to 4.8%
Expected annual dividend yield	—

(1)   The expected term for each grant was determined as the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating expected term described by Staff Accounting Bulletin No. 107, (“SAB 107”).

(2)   The expected volatility for each grant is estimated based on an average of historical daily price changes of the Company’s common stock over the most recent period that matches the expected term of the option.

(3)   The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan was determined using a Black-Scholes valuation model. During the three months ended March 31, 2006 the Company recorded stock-based compensation expense based on an estimate of 75,000 shares to be issued under the Company’s Employee Stock Purchase Plan in the second fiscal quarter of 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

(In thousands)	Three Months Ended March 31, 2005

Net loss as reported	$(2,102)
Add: Stock-based employee compensation expense included in net loss	—
Less: Total stock-based employee compensation expense determined under the fair value method	(1,563)
Pro forma net loss	$(3,665)
Net loss per share:
Basic and Diluted net loss per common share — as reported	$(0.04)
Basic and Diluted net loss per common share — pro-forma	$(0.08)

In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company was required to estimate the fair value of stock awards granted to employees using a Black-Scholes valuation model. Assumptions used to determine the fair value of options granted under SFAS 123 during the three months ended March 31, 2005 were:

Three Months Ended March 31, 2005

Expected term	5 years
Volatility	115%
Risk-free interest rate	3.9%
Dividend yield	—

In the fourth quarter of 2005, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans. As such, the Company fully vested options to purchase 589,499 shares of the Company’s common stock with exercise prices greater than or equal to $4.03 per share. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under SFAS 123, the Company recognized $2.9 million of stock-based compensation for all options whose vesting was accelerated during the year ended December 31, 2005. These modifications were made in anticipation of adopting SFAS No. 123(R).

Stock Incentive Plans

The Company has stock option and stock purchase plans authorizing various types of stock option awards that may be granted to officers and employees. The following is a summary of all of the plans of the Company:

1993 Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Stock Option Plan (the “1993 Plan”). The 1993 Plan permits both incentive and non-statutory options to be granted to employees, directors and consultants. Options granted under the 1993 Plan generally vest over 4 years. The terms of options granted under the 1993 Plan do not exceed 10 years. In March 1998, the Board of Directors adopted and in April 1998, the Company’s stockholders approved (i) an increase in the number of shares available under the 1993 Plan from 3,000,000 to 3,800,000 and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company’s common stock on the date of grant. In March 2000, the Board of Directors superseded the 1993 Plan with the Company’s 2000 Equity Incentive Plan (the “2000 Plan”) and no further grants under the 1993 Plan will be made. Options granted previously under the 1993 Plan will continue to be governed by the terms of the 1993 Plan. As of March 31, 2006, there are 564,000 options outstanding under the 1993 Plan. The outstanding options under the 1993 Plan are fully vested as of March 31, 2006.

1993 Non-Employee Directors Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”) which provides for the purchase of up to 240,000 shares of common pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. Options granted under the Directors Plan generally vest over 4 years. The terms of options granted under the Directors Plan do not exceed 10 years. In March 1996 the Board of Directors adopted and in May 1996 the Company’s stockholders approved (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted annually to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted and in April 1999, the Company’s stockholders approved, an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Plan and no further grants under the Directors Plan will be made. As of December 31, 2005, 280,000 shares had been granted at prices ranging from $2.44 to $24.63 per share. As of March 31, 2006, there are 113,410 options outstanding under the Directors Plan. The outstanding options under the Directors Plan were fully vested as of March 31, 2006. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan.

1995 Non-Statutory Stock Option Plan

In October 1995, the Company’s Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the “1995 Plan”). The 1995 Plan expired in October, 2005. The exercise price of options outstanding under the 1995 Plan  are not less than 100% of the fair market value of the Company’s common stock on the date of grant. Options outstanding under the 1995 Plan generally vest over 2 years. The terms of options granted under the 1995 Plan do not exceed 10 years. As of March 31, 2006, there were 2,412,287 options outstanding under the 1995 Plan.

2000 Equity Incentive Plan

In March 2000, the Company’s Board of Directors adopted and in April 2000 the Company’s stockholders approved the 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company’s common stock (collectively, “Stock Awards”) to employees, non-employee directors and consultants. On April 28, 2005 the Company’s stockholders approved amendments to the 2000 Plan to (i) increase the number of shares which may be issued under the 2000 Plan by 2,050,000 shares, (ii) eliminate the Company’s ability to grant non-statutory stock options at an exercise price less than fair market value of the Company’s common stock on the date of grant and (iii) amend certain other terms and conditions of the 2000 Plan. The aggregate number of shares which may be issued under the 2000 Plan, as amended,  is 7,050,000 plus any shares of the Company’s common stock represented by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of options granted pursuant to the 2000 Plan may not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan generally vest over 2 years. Options granted to new hires generally vest over 3 years. The terms of options granted under the 2000 Plan do not exceed 10 years. The terms of options granted during the three months ended March 31, 2006 do not exceed 5 years. As of March 31, 2006, there were 4,780,956 options outstanding under the 2000 Plan.

2003 Employee Stock Purchase Plan

In March 2003, the Board of Directors adopted and in April 2003 the Company’s stockholders approved the 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 750,000 shares for the Purchase Plan. There were no shares issued under the Purchase Plan during the three months ended March 31, 2006.

2005 Openera Plan

In connection with the acquisition of Openera Technologies Inc. (“Openera”) on February 24, 2006, the Company assumed the Openera 2005 Equity Incentive Plan (the “Openera Plan”). The Openera Plan provides for the grant of incentive stock options to employees and non-statutory stock options to employees, non-employee directors and advisors and consultants. A total of 762,065 shares may be issued under the Openera Plan. The exercise price of incentive stock options granted pursuant to the Openera Plan may not be less than the fair market value of the company’s common stock on the date of grant. Options granted under the Openera Plan generally vest over 2 years. Options granted to new hires generally vest over three years. The terms of options granted under the Openera Plan do not exceed 10 years. The terms of options granted during the three months ended March 31, 2006 do not exceed 5 years. As of March 31, 2006, there were 535,555 options outstanding under the Openera Plan.

The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company’s Purchase Plan.

A summary of the Company’s stock option activity for the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2005	7,679,308	$4.90
Granted	1,245,055	2.57
Exercised	(98,854)	1.96
Cancelled	(419,301)	8.45
Outstanding, March 31, 2006	8,406,208	$4.41
Exercisable at March 31, 2006	5,257,134	$5.19

During the three months ended March 31, 2006, the Company granted 875,880 options with exercise prices equal to the fair market value of the Company’s common stock on the grant date. In connection with the acquisition of Openera, the Company issued 369,175 options with exercise prices less than fair market value of the Company’s common stock on the grant date. The exercise prices of such options ranged from $0.01 to $0.03 per option. Options granted during the three months ended March 31, 2006 had a weighted average grant date fair value of $3.73. All options granted during the three months ended March 31, 2005 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $6.02.

At March 31, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $5.5 million and $3.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $167,000.

The following table summarizes the stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price

$0.01 - $5.00	6,387,472	$2.97	3.7	3,253,743	$2.83
$5.01 - $10.00	1,655,198	6.72	2.6	1,639,853	6.72
$10.01 - $20.00	237,508	14.56	1.3	237,508	14.56
$20.01 - $30.00	77,000	24.43	2.9	77,000	24.43
$30.01 - $40.00	43,730	33.11	1.5	43,730	33.11
$40.01 - $50.00	5,300	45.19	1.6	5,300	45.19
	8,406,208	4.41	3.3	5,257,134	5.19

The Company’s non-vested stock option activity for the three months ended March 31, 2006 was as follows:

	Number of Options	Weighted Average Fair Value

Non-vested options at December 31, 2005	2,127,391	$3.27
Granted	1,097,385	3.70
Vested	(40,342)	5.28
Forfeited	(35,360)	3.19
Non-vested options at March 31, 2006	3,149,074	3.13

As described in Note D, the Company granted options to purchase 369,175 shares of its common stock in connection with the acquisition of Openera. The options vest 40% at the time of acquisition and 20% at the 12, 24 and 30 month anniversaries of the acquisition. Options to purchase 147,670 shares were vested at the acquisition date.

At March 31, 2006, unrecognized compensation expense related to non-vested stock options was $3.6 million, which is expected to be recognized over a weighted average period of 2.4 years.

As described in Note D, the Company issued 3,977,518 restricted shares of common stock in connection with the acquisition of Openera. The shares vest 40% at the time of acquisition and 20% at the 12, 24 and 30 month anniversaries of the acquisition. A total of 1,591,007 shares vested at the acquisition date. The following table summarizes the activity associated with the unvested restricted shares of common stock issued in connection with the Openera acquisition for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at December 31, 2005	—	$—
Issued in connection with the Openera acquisition	2,386,511	3.91
Vested	—	—
Forfeited	—	—
Non-vested restricted shares at March 31, 2006	2,386,511	3.91

At March 31, 2006, unrecognized compensation expense related to non-vested restricted stock was $7.8 million, which is expected to be recognized over a weighted average period of 2.5 years.

C.   EARNINGS (LOSS) PER SHARE

The following table provides the basic and diluted income (loss) per share computations:

	Three months ended March 31,
	2006	2005
	(In thousands, except per share data)
Numerator:
Net income (loss)	$1,684	$(2,102)

Denominator:
Weighted average basic shares outstanding	49,076	47,573

Unvested portion of restricted shares	1,358	—
Dilutive stock options	943	—

Weighted average diluted shares outstanding	51,377	47,573

Basic and diluted earnings (loss) per share:	$0.03	$(0.04)

The number of options that were excluded from the calculation of diluted earnings (loss) per common share, as their inclusion would have been anti-dilutive at March 31, 2006 and 2005 were 3,862,125 and 8,392,424, respectively. Additional common stock equivalents related to the Company’s Convertible Notes of 315,913 at March 31, 2005, have been excluded from the calculation of diluted earnings per common share as their inclusion would have been anti-dilutive. The debt was repaid in October 2005.

D.   ACQUISITIONS

Effective February 24, 2006, the Company acquired Openera Technologies, Inc. a Delaware Corporation with operations based primarily in Bangalore, India (“Openera”), for a total purchase price of $11.4 million, including transaction costs of approximately $0.3 million and liabilities assumed of $2.7 million.

In connection with acquisition, the Company issued 3,977,518 shares of its common stock to both employee and non-employee stockholders of Openera, subject to certain restrictions. The shares vest 40% at the effective date of the acquisition and 20% at the 12, 24 and 30 month anniversaries of such date. A total of 1,981,047 shares issued to employees are subject to their continued employment over the 30-month period following the effective date of the acquisition, and therefore have been excluded from the purchase price of the acquisition. The fair value of the shares issued was determined based on a five day average market price of the Company’s common stock for the two days before and ending two days after the acquisition was publicly announced. The table below summarizes the allocations of the shares issued:

		Fair Value
	Shares	(In thousands)
Shares issued to employees	3,301,747	$12,923
Shares issued to non-employees	675,771	2,645
Total shares issued	3,977,518	$15,568

Shares issued and included in the purchase price of Openera	1,996,471	$7,814
Shares issued and excluded from the purchase price of Openera	1,981,047	7,754
Total shares issued	3,977,518	$15,568

In addition, the Company granted options to purchase 369,175 shares of its common stock to certain employees of Openera. The options vest 40% at the effective date of the acquisition and 20% at the 12, 24 and 30 month anniversaries of such date. Options to purchase 221,505 shares are subject to the employees’ continued employment with the Company over the 30-month period following the acquisition, and therefore have been excluded from the purchase price of the acquisition. The fair value of the options was determined using a Black-Scholes valuation model. The table below summarizes the allocation of the options granted in the purchase price:

		Fair Value
	Options	(In thousands)

Options granted and included in the purchase price of Openera	147,670	$577
Options granted and excluded from the purchase price of Openera	221,505	865
Total options granted	369,175	$1,442

The value of the vested portion of the shares and options issued in connection with the acquisition was recorded as part of the purchase price.  The unvested portion is being amortized as compensation expense ratably over the 30-month period following the date of acquisition.

Openera is a provider of mobile application handset solutions for converged mobile networks. Openera has developed a set of applications aimed at Internet Protocol Multimedia Subsystems (IMS) and peer-to-peer communications services. These applications include peer-to-peer video, push-to-talk over cellular, active phonebook, instant message and location-based services. The Company believes this new set of applications complements its existing application offerings in these growing market segments. Openera was incorporated into the Mobile Applications (MA) business unit of the Company.

The acquisition was accounted for as a purchase business combination. Accordingly, the results of the operations of Openera were included with those of the Company for periods subsequent to the date of acquisition. Pro forma results of operations are not presented as the acquisition of Openera was determined not to be significant to the Company’s condensed consolidated financial statements at the time of the transaction. The Company has preliminarily allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on February 24, 2006. The allocation of the purchase price is preliminary because final analysis of the intangible assets and deferred revenue is not yet complete.

The following table presents the allocation of the purchase price and the lives of the acquired intangible assets. Goodwill is amortized over 15 years for tax purposes.

	Amount	Estimated Life
	(In thousands)	(In years)
Consideration exchanged:
Fair value of restricted shares issued	$7,814
Fair value of options issued	577
Transaction costs	297
	8,688
Liabilities assumed	2,725
Total purchase price	11,413

Less estimated fair value of identifiable assets acquired:
Cash and cash equivalents	42
Accounts receivable	386
Prepaid expenses and other current assets	217
Fixed assets	198
Core technology	4,000	1.8 – 4.8
Customer relationships	1,000	6.8
Other assets	9
Total assets acquired	5,852

Goodwill	$5,561

The following table presents amortization expense of the core technology which is included in the statement of operations classification “Cost of revenues”, and customer relationships and stock-based compensation expense related to the acquisition which are included in the statement of operations classification “Selling, general and administrative expenses.”

(In thousands)	Three Months Ended March 31, 2006

Cost of revenues	$112
Selling, general and administrative	297
Amortization expense	$409

E.   GOODWILL AND OTHER INTANGIBLES

Intangible assets acquired in the acquisition of Openera include goodwill, core technology and customer relationships. All of the Company’s intangible assets, except for goodwill are subject to amortization over their estimated useful lives. The amortization of core technology is included in the statement of operations classification, “Cost of revenues,” and the amortization of the customer relationships is included in the statement of operations classification, “Selling, general and administrative expenses.”

The components of intangible assets are as follows as of March 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Intangible assets:
Core technology	$4,000	$(112)	$3,888
Customer relationships	1,000	(10)	990
Intangible assets	$5,000	$(122)	$4,878

Intangible asset amortization for three months ended March 31, 2006 was $0.1 million. There was no intangible asset amortization for the three months ended March 31, 2005. The following table summarizes the expected remaining amortization of acquired intangible assets as of March 31, 2006:

Fiscal Year	Expected Amortization Expense
(In thousands)
2006 (remainder)	$1,096
2007	1,168
2008	1,044
2009	778
2010	522
Thereafter	270
$4,878

At March 31, 2006, all of the Company’s goodwill of $5.6 million was allocated to the Mobile Applications business unit.

F.   RESTRUCTURING AND OTHER RELATED CHARGES

The Company did not record a restructuring charge in either the three months ended March 31, 2006 or the year ended December 31, 2005.

The following table sets forth activity during the first three months of 2006, related to restructuring actions taken in fiscal years 2002 and 2003:

(In thousands)	Facility Related
Restructuring accrual balance at December 31, 2005	$916
Cash payments	(53)
Restructuring accrual balance at March 31, 2006	$863

The remaining accrual balances for facility related charges are expected to be settled in cash over the next three years.

G.   BUSINESS AND CREDIT CONCENTRATION

At March 31, 2006, Lucent Technologies, Inc. (“Lucent”), Cisco Systems (“Cisco”) and Ericsson, represented 19.5%, 18.2% and 15.8%, respectively, of the Company’s outstanding net accounts receivable. At December 31, 2005, Lucent and Ericsson represented 26.2% and 17.0%, respectively, of the Company’s outstanding net accounts receivable balance.

Lucent and Cisco represented 15.6% and 10.5%, respectively, of the Company’s revenues for the three months ended March 31, 2006. A channel distributor in the United States of America represented 10.2% of the Company’s revenues for the three months ended March 31, 2005.

H.   INVESTMENTS

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

Investments in marketable securities categorized as “available for sale” are carried at fair value and consist of the following:

	As of March 31, 2006
	(In thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market fund	$6,093	—	—	$6,093
Certificate of deposit	999	—	(1)	998
U.S. government and agency bonds	35,999	5	(25)	35,979
	43,091	5	(26)	43,070

Included in cash and cash equivalents	27,702	5	—	27,707

Marketable securities	$15,389	$—	$(26)	$15,363

	As of December 31, 2005
	(In thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market fund	$5,063	$—	$—	$5,063
U.S. government and agency bonds	36,688	3	(15)	36,676
	41,751	3	(15)	41,739

Included in cash and cash equivalents	30,734	3	—	30,737

Marketable securities	$11,017	$—	$(15)	$11,002

At March 31, 2006 and December 31, 2005, all marketable securities were due to mature within one year. Proceeds from maturity of securities for the three months ended March 31, 2006 and 2005 were $4.2 million and $21.0 million, respectively. There were no gross realized gains or losses from the sale of securities for the three months ended March 31, 2006 and 2005.

I.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories, as of March 31, 2006 and December 31, 2005, were comprised of the following:

	March 31,	December 31,
(In thousands)	2006	2005
Raw materials	$842	$490
Work in process	439	228
Finished goods	760	658
Inventory at customer sites	2,384	1,468
	$4,425	$2,844

Inventory at customer sites represents inventory associated with product that has not yet been accepted by the customer.

J.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company has organized the Company’s product management and development activities around specific target markets. The Company’s Platform Solutions (PS) business unit focuses on systems building blocks or enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators. The PS business unit also manages the Company’s voice quality systems (VQS) product lines, as the Company increasingly sees these technologies being delivered to customers as systems building blocks or enabling technologies. Previously VQS products were included in the Network Infrastructure (NI) business unit and as a separate unit before 2005. The Mobile Applications (MA) business unit, previously referred to as Network Solutions (NS), is aimed at delivering mobile solutions and related services to mobile operators and the NI business unit is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure. In addition to the PS, MA and NI business segments, the Company has a Corporate business unit. All periods presented have been retroactively restated to reflect current segments.

As of March 31, 2006, the Company had operations established in 12 countries outside the United States and its products were being sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table presents the Company’s revenues and operating income (loss), by business unit and by geographic segment. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. “Rest of World” is Latin America and properly reflects how the regions are analyzed by senior management. For the three months ended March 31, 2006 and 2005, the loss from operations for “North America” includes all acquisition related amortization expenses.

	Three Months ended
(In thousands)	March 31,
	2006	2005
Revenues by business unit
Platform Solutions	$28,461	$21,062
Mobile Applications	1,550	945
Network Infrastructure	687	593
Total revenues	$30,698	$22,600

Operating income (loss) by business unit
Platform Solutions	$12,412	$5,905
Mobile Applications	(3,168)	(2,286)
Network Infrastructure	(1,991)	(2,197)
Corporate	(5,788)	(3,474)
Total operating income (loss)	$1,465	$(2,052)

Long-lived assets by business unit
Platform Solutions	$1,285	$1,221
Mobile Applications	11,048	304
Network Infrastructure	599	921
Corporate	4,628	4,317
Total long-lived assets	$17,560	$6,763

Revenues by geographic area
North America	$13,255	$8,713
Europe, Middle East and Africa	7,202	7,058
Asia	9,911	6,580
Rest of World	330	249
Total revenues	$30,698	$22,600

Operating income (loss) by geographic area
North America	$(5,591)	$(7,672)
Europe, Middle East and Africa	1,126	1,566
Asia	5,658	3,857
Rest of World	272	197
Total operating income (loss)	$1,465	$(2,052)

Long-lived assets by geographic area
North America	$6,603	$6,614
Europe, Middle East and Africa	194	101
Asia	324	48
Rest of World	—	—
Total long-lived assets	$7,121	$6,763

K.   COMPREHENSIVE INCOME (LOSS)

The following table presents the Company’s comprehensive income (loss) for the stated periods.

	Three Months ended
	March 31,
(In thousands)	2006	2005
Net income (loss)	$1,684	$(2,102)
Other comprehensive income (loss) items:
Change in market value of available for sale securities	(9)	14
Foreign currency translation adjustment	64	(411)
Comprehensive income (loss)	$1,739	$(2,499)

L.   SHORT-TERM DEBT

In connection with the Openera acquisition, the Company assumed short-term debt of $0.7 million and repaid the obligation in March 2006. There were no expenses associated with the retirement of the debt for the three months ended March 31, 2006.

M.   EQUITY

During the each of the three month periods ended March 31, 2006 and 2005, employees, including certain executive officers, of the Company exercised 0.1 and 0.4 million stock options, respectively. Cash proceeds provided by the issuance of common stock related to employee stock option exercises were $0.2 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.

N.   COMMITMENTS AND CONTINGENCIES

Guarantees

The Company’s hardware products are generally sold with an 18-24 month parts and labor warranty. The warranty reserve is based on historical experience by product, configuration and geographic region.

Changes in the warranty reserves were as follows:

	For the period ended
	March 31,	March 31,
(In thousands)	2006	2005
Beginning balance	$370	$342
Provisions for warranty	2	59
Consumptions of reserves	(11)	(56)
Ending balance	$361	$345

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

Purchase Commitments

The Company’s agreement with Plexus, a third party contract manufacturer, requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At March 31, 2006, the Company had satisfied the eight turn goal in all preceding quarters. As such, we have not included any amounts in the table of contractual obligations related to a commitment with Plexus at March 31, 2006. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third party contract manufacturer. As such, NMS is not party to any other such arrangements.

Indemnification

The Company enters into indemnification agreements with its customers in the ordinary course of business. Pursuant to these agreements the Company agrees that in the event its products infringe upon any proprietary right of a third party, the Company will indemnify its customer against any loss, expense or liability from any damages that may be awarded against the customer. As described in FASB Staff Position No. FIN 45-1, indemnifications related to infringement on intellectual property, such as the ones that the Company has entered into, are considered guarantees and therefore within the scope of FIN 45. However, these arrangements qualify under the scope exception as stated in FIN 45. There have been no claims brought against the Company under such arrangements within the past five years. The arrangements are not subject to the initial recognition and measurement provisions of FIN 45 other than as a warranty accrual.

O.   RECENT ACCOUNTING PRONOUNCEMENTS

As noted in Note B to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

P.   SUBSEQUENT EVENTS

On April 27, 2006, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s common stock by the end of 2006. The intent of the repurchase program is to offset the otherwise dilutive effect of stock option grants. Repurchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations.

On May 2, 2006, the Company purchased 275,212 of the Company’s common stock for $0.9 million from Intel Pacific, Inc. (“Intel”). These shares were originally issued to Intel by the Company in connection with the acquisition of Openera in exchange for shares of Openera’s Series A Convertible Preferred Stock owned by Intel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company operates in the large and rapidly evolving telecommunications industry. Our products include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer. We sell our products through channel partners, distributors, and system integrators and directly to end users. We have established businesses in North America, Europe and Asia. Our products are manufactured by a third party manufacturer, Plexus. We frequently monitor our inventory to ensure optimum efficiency at Plexus. We have a supporting team of engineers developing and researching new products and technologies. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP. We also employ marketing and administrative personnel to support our business. Management monitors the revenues and costs of the business to ensure alignment with the current business and financial objectives. Management continually monitors the activities of our competitors and analyzes the future of our industry to appropriately align our business focus. Management also reviews the risks presented by the volatile telecommunications industry to ensure our actions are within the scope of our objectives.

In order to achieve focus and domain knowledge in the market segments where we choose to compete, we have organized our product management and development activities around specific target markets. Our Platform Solutions (PS) business unit focuses on systems building blocks or enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators. The PS business unit also manages our voice quality systems (VQS) product lines, as we increasingly see these technologies being delivered to customers as systems building blocks or enabling technologies. Previously VQS products were included in the Network Infrastructure (NI) business unit and as a separate unit before 2005. The Mobile Applications (MA) business unit, previously referred to as Network Solutions (NS), is aimed at delivering mobile solutions and related services to mobile operators and the NI business unit is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure. All periods presented have been retroactively restated to reflect current segments.

During the first quarter of 2006, as described more fully below, our revenues grew 35.8% compared to the first quarter of 2005, based on stronger PS product revenues and MA product revenues. Net income for the quarter ended March 31, 2006 was $1.7 million, led by higher sales and gross margins offset somewhat by increased operating expenses. As noted in Note B in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, effective January 1, 2006 we adopted the provisions of SFAS 123(R), which resulted in stock compensation expense of $0.8 million in the first quarter of 2006. Prior periods presented do not reflect stock compensation expense.

We plan to continue the execution of our strategy during 2006. To contribute to our growth strategy in the area of mobile applications, on February 24, 2006, we purchased Openera Technologies, Inc. (“Openera”). Openera, whose operations are based primarily in Bangalore, India, is a provider of mobile application handset solutions for converged mobile networks. In connection with the acquisition, we issued 3,977,518 shares, approximately 51% of which will vest over the 30 month period following the closing contingent on the continued employment of certain key employees of Openera over the same period. In addition, we issued options to certain employees of Openera to purchase an aggregate of 369,175 additional shares of our Common Stock.

Critical Accounting Policies and Estimates

The following information updates and should be read in conjunction with the information disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2005.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, allowances for sales returns, allowances for doubtful accounts, write-downs for excess and obsolete inventories, long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, also see discussion under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our annual report of Form 10-K for the year ended December 31, 2005.

Stock-based Compensation Expense

Effective January 1, 2006, we adopted, on a modified prospective transition method, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Employee Stock Purchase Plan, restricted stock and deferred stock units based on fair values. Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123.

During the first quarter of fiscal year 2006, total stock-based compensation expense, before taxes on earnings, was $0.8 million. During the first quarter of fiscal year 2005, there was no stock-based compensation expense related to stock options or employee stock purchases recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. See Note B of the Notes to the Condensed Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we elected to value our stock-based payment awards granted beginning in fiscal year 2006 using a Black-Scholes option-pricing model (“Black-Scholes Model”) which we previously used for the pro forma information required under SFAS 123. For additional information, see Note B of the Notes to the Condensed Consolidated Financial Statements. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes Model is affected by our stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and our expected stock price volatility over the expected term of the awards.

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R) the expected term for each stock option was determined as the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating expected term described by Staff Accounting Bulletin No. 107, (“SAB 107”).  Prior to the first quarter of fiscal 2006, we determined the expected term of stock options based on the contractual term of the option. Upon adoption of SFAS 123(R), we used historical volatility in deriving the expected volatility assumption as allowed under SFAS 123(R) and SAB 107.  Prior to the first quarter of fiscal year 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

As of March 31, 2006, there was $3.6 million of total unrecognized compensation expense related to stock options granted and employee stock purchases under the 1995 Non-Statutory Stock Option Plan, the 2000 Equity Incentive Plan, the 2003 Employee Stock Purchase Plan and the 2005 Openera Plan (together, the “Employee Stock Plans”). This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.4 years. As of March 31, 2006, there was $7.8 million of total unrecognized compensation expense related to restricted stock issued in connection with the acquisition of Openera. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.5 years.

RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of product sales and, to a lesser extent, sales of services provided to our customers by our PS, MA and NI business units. The PS business unit revenues consist of sales of our systems building block products and services and video products and services as well as our voice quality enhancement and echo cancellation products, systems and services. The MA business unit revenues consist of sales of our MyCaller and Openera products and related services. The NI business unit revenues consist of our wireless backhaul optimizer product and services.

	For the three months ended March 31,
	2006		2005
(In millions)	Amount	% of revenue	Amount	% of revenue	Change
PS	$28.5	92.7%	$21.1	93.2%	35.1%
MA	1.5	5.1	0.9	4.2	64.1%
NI	0.7	2.2	0.6	2.6	15.8%
Total revenues	$30.7	100.0%	$22.6	100.0%	35.8%

We experienced an increase in PS business unit revenue in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The change resulted from a 22.9% increase in sales of our traditional platforms products and a 112.5% increase in our voice quality products. The increase in sales of our traditional platforms products was attributable to an unusually large $3.2 million sale of a product that is in process of being discontinued as well as a general increase in sales to original equipment manufacturers (“OEMs”) and solution provider customers, primarily in North America. Demand from our customers increased during the first quarter of 2006 as compared to the first quarter of 2005. Sales of our voice quality products and services increased significantly in the first quarter of 2006 compared to the first quarter of 2005, based primarily on deployments of our products in the 3G network of a major Japanese operator. This deployment started in the second quarter of 2005 and is expected to diminish through the remainder of 2006. Sales to this customer are made through a reseller agreement with Lucent Technologies Inc. (“Lucent”) which will expire on June 30, 2006. We are currently engaged in discussions with Lucent regarding further extension of this agreement. Over time, we expect voice quality infrastructure to be incorporated in other carrier infrastructure equipment and as a result most of our new business development activities for the VQS products are targeted at equipment OEMs. Our view is that over time echo cancellation and voice quality functionality will be incorporated in other carrier infrastructure equipment.

During the first quarter of 2006 we recorded $1.5 million of revenue in our MA business unit from sales of our MyCaller products and services. Orders and shipments of MyCaller systems were greater than total revenues recognized for the first quarter of 2006. As a result, the excess shipments resulted in deferred revenues until customer acceptance is completed.

We experienced growth in the NI business unit during the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. In 2005, we re-focused our sales efforts on emerging markets and have signed agreements with channel partners to assist with the execution of our strategy.

We experienced a 14.9% increase in service revenue from $2.3 million during the three months ended March 31, 2005 to $2.6 million during the three months ended March 31, 2006 due to an increase in service and consulting contracts in 2006, primarily attributable to our MyCaller sales.

	For the three months ended March 31,
	2006		2005
(In millions)	Amount	% of revenue	Amount	% of revenue	Change
North America	$13.3	43.2%	$8.7	38.6%	52.1%
International	17.4	56.8	13.9	61.4	25.6%
Total revenues	$30.7	100.0%	$22.6	100.0%	35.8%

The North American market increased during the three months ended March 31, 2006 when compared to the three months ended March 31, 2005 due primarily to increased sales of our traditional PS products as described in the preceding section. We have experienced growth in our international markets due primarily to growth in the Asian market. The Asian market experienced the strongest growth, due in large part to the deployment of our VQS products by a major Japanese mobile operator, as described above. We expect the Asian market revenues to decline in 2006 as a result of an expected decline in VQS revenues, as the Japanese mobile operator completes its deployment.

Gross Profit and Cost of Revenues

Cost of revenues consists primarily of product cost, cost of services provided to our customers and overhead associated with testing and fulfillment operations. The Company’s manufacturing process is outsourced to a contract manufacturer. In the three months ended March 31, 2006, the amortization of acquired intangible assets and stock-based compensation expense was included in cost of revenues.

	For the three months ended March 31,
	2006		2005
(In millions)	Amount	% of revenue	Amount	% of revenue	Change
Revenues	$30.7	100.0%	$22.6	100.0%	35.8%
Cost of revenues	9.8	32.1%	9.5	42.1%	3.4%
Gross profit	$20.9	67.9%	$13.1	57.9%	59.4%

We experienced an improvement in gross profit margin during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to higher product margins associated with change in product mix and product volume increases in our PS business unit. We expect gross profit as a percent of revenue to decline in 2006 due to an increase in MyCaller and AccessGate sales, which carry lower product margins than our PS products, offset by a decrease in VQS revenues.

	For the three months ended March 31,
	2006		2005
(In millions)	Amount	% of revenues	Amount	% of revenues	Change
Product	$7.5	24.4%	$6.4	28.4%	16.7%
Service	1.3	4.2	2.0	8.7	(35.1)%
Overhead	0.9	3.1	1.1	5.0	(14.8)%
Amortization of core technology	0.1	0.4	—	—	—
Total cost of revenues	$9.8	32.1%	$9.5	42.1%	3.4%

Product costs vary with revenues and to a lesser extent due to fluctuations in product mix and are discussed in the previous paragraph. Service costs which represent primarily pre and post sales technical support activities decreased as a result of a change in headcount. Substantially all manufacturing activities are outsourced to a contract manufacturer. In connection with the acquisition of Openera in February 2006, we recognized $0.1 million in amortization expense related to acquired core technology.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. In the three months ended March 31, 2006, the amortization of acquired intangible assets and stock-based compensation expsense was included in selling, general and administrative costs.

	For the three months ended March 31,
	2006		2005
(In millions)	Amount	% of revenue	Amount	% of revenue	Change
Selling, general and administrative expenses	$12.8	41.8%	$8.9	39.6%	43.5%

Selling, general and administrative expenses increased 43.5% during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The components of the increase in the first quarter of 2006 were $1.1 million related to increased headcount, $0.8 million related to sales commissions and bonuses, $0.4 million of stock-based compensation expense, $0.3 million of deferred compensation expense, $0.3 million related to an increase in marketing spending and $1.0 million in miscellaneous general and administrative expenses. We expect quarterly selling, general and administrative spending to increase throughout the remainder of 2006 due to the amortization of intangible assets and stock-based compensation.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred. In the three months ended March 31, 2006, non-cash compensation was included in research and development costs.

	For the three months ended March 31,
	2006		2005
(In millions)	Amount	% of revenue	Amount	% of revenue	Change
Research and development expenses	$6.6	21.4%	$6.2	27.4%	5.9%

Our research and development spending and headcount increased during the three months ended March 31, 2006 in comparison to the three months ended March 31, 2005. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, radio access networks and emerging IP-based services, including VoIP. We are currently investing research and development expenditures including product extensions to our CG and TX board families, next generation board and related software offerings incorporating for example, video capabilities, our recently announced Vision series of application ready media servers, and our more recent product families, MyCaller and AccessGate, with the expectation that these products will contribute to future revenues and growth. During the three months ended March 31, 2006 we invested approximately $2.9 million in the MyCaller and AccessGate products. In the remainder of 2006, we expect research and development spending to increase due to increases in payroll related costs and continued investments in existing and new products.

Other Income, Net

Other income, net consists primarily of interest income, interest expense and foreign currency translation gains and losses.

	For the three months ended March 31,
(In millions)	2006	2005
Interest income	$0.5	$0.4
Interest expense	—	(0.3)
Other	(0.2)	0.1
Other income (expense), net	$0.3	$0.2

The increase in interest income is attributable to a rise in interest rates in 2006. The decrease in interest expense in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is attributable to the repurchase and retirement of outstanding convertible debt throughout 2004 and 2005. There is no debt outstanding at March 31, 2006. Included in Other in the three months ended March 31, 2006, is a $0.1 million expense related to the remeasurement of our intercompany debt.

Income Tax Expense

Income tax expense for the three months ended March 31, 2006 and 2005 was $51,000 and $200,000, respectively. Income tax expense is primarily due to foreign taxes incurred by our foreign subsidiaries.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $149.4 million at December 31, 2005. Under the provision of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which may be used in future years. These carryforwards will begin to expire in 2006 if unutilized. We also had foreign net operating loss carryforwards of approximately $36.9 million. As of March 31, 2006, we had approximately $6.9 million of tax credits in the U.S. that are composed of federal research and development credits, foreign tax credits and state and local credits. These credits will begin to expire in 2006 if unutilized. In addition, we had Canadian investment tax credits of approximately $3.5 million. These credits begin to expire in 2014 if unutilized.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 109-2 (“SFAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act of 2004 (“the Act”) was passed in October 2004. The Act contains certain tax incentives including a deduction for income from qualified production activities. These incentives are subject to a number of limitations. At this time, none of these incentives are expected to have a significant impact on our income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 31, 2006	December 31, 2005
Cash, cash equivalents and marketable securities	$61.7	$62.2
Working capital	$66.9	$67.0

As of March 31, 2006, our liquid assets included cash, cash equivalents and marketable securities of $61.7 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures and additional potential acquisitions. The majority of our liquid assets are invested in short-term marketable securities. We had no significant capital spending or purchase commitments other than facility leases and open purchase orders in the ordinary course of business. We incurred $0.3 million in cash acquisition costs and we repaid $0.7 million in acquired debt associated with the Company’s acquisition of Openera in February 2006.

We believe that our available liquid assets and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months and we do not anticipate the need for additional financing. Material risks to cash flow from operations include delayed cash receipts accompanying sales of product. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of revenue we will be able to achieve in the future, the successful introduction of new products and potential acquisitions of related businesses and/or technologies. Long-term cash requirements other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses or technologies complementary to our business. We may require additional external financing through the sales of additional equity or other financing vehicles. There is no assurance that such financing can be obtained on favorable terms, if at all.

Cash Flow:

Sources and uses of cash for the year to date periods are summarized in the table below. Sources and uses of our liquid assets are shown in detail in the statement of cash flows of our financial statements.

	For the three months ended March 31,
(In millions)	2006	2005
Net cash provided by (used in):
Operating activities	$1.0	$(2.5)
Investing activities	$(5.3)	$13.3
Financing activities	$(0.5)	$0.7

The principal driver of cash flow is net income (loss), which, as described more fully above, increased $3.8 million from a net loss of $2.1 million for the three months ended March 31, 2005 to net income of $1.7 million for the three months ended March 31, 2006. Depreciation and amortization were lower in the first quarter of 2006, in comparison to the first quarter of 2005, as a result of reduced capital spending during the past few years. As noted previously, revenue for the three months ended March 31, 2006 grew 35.8% in comparison to the three months ended March 31, 2005. As of March 31, 2006 and 2005 days sales outstanding (DSO) were 60 days and 48 days, respectively. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. For some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Finally, deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized. These shipments have contributed to the increase in inventory at customer sites in the first quarter of 2006. As MyCaller and AccessGate revenues become a larger proportion of overall revenues, both the deferred revenue and the inventory at customer sites will grow and affect cash flows accordingly.

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

	Remaining Payments Due by Period
	(In thousands)
Contractual Obligations	2006	2007	2008	2009	2010	2011	Thereafter	Total
Property and equipment leases	$4,235	$4,194	$3,407	$3,087	$2,901	$2,953	$1,339	$22,116
Open purchase orders	5,079	—	—	—	—	—	—	5,079
Total contractual obligations	$9,314	$4,194	$3,407	$3,087	$2,901	$2,953	$1,339	$27,195

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

RECENT ACCOUNTING PRONOUNCEMENTS

As noted in Note B to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness or decline in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors, a failure to, or a delay in effectively integrating businesses we acquire with our business, and other risks. These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in its 2005 Annual Report on Form 10-K.

Our financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at March 31, 2006 and December 31, 2005. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity. There was no debt outstanding either as of March 31, 2006 or as of December 31, 2005.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to the Company’s business. However, we have no material legal proceedings currently pending.

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A “Risk Factors” of our Form 10-K for the year ended December 31, 2005. The risks presented below and in our Form 10-K for the year ended December 31, 2005 may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industry in which we compete is very competitive and changes rapidly. Sometimes new risks emerge, and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

Our supply agreement with Lucent ended on March 31, 2006 and we may not be able to compensate for revenue from that source.

As part of our acquisition of Lucent’s voice quality business in December 2001, we entered into a three year supply agreement with Lucent in which Lucent agreed to purchase from us, on an exclusive basis for the first three years and a non-exclusive basis thereafter for Lucent’s resale purposes, any of our products that Lucent requires which incorporate the acquired voice quality products. The agreement, which had been extended several times, expired on March 31, 2006. Lucent continues to incorporate our products into products it markets to others. We are engaged in discussions with Lucent regarding further extension of the supply agreement or a replacement agreement. We are relying on sales to Lucent to continue to generate a significant portion of our near-term revenue for such products and have incorporated this expectation in our operating plan. Revenues from Lucent for the three months ended March 31, 2006 were 15.6% of our total revenue, with revenues from one end customer of Lucent accounting for in excess of 10% of our revenues for the three months ended March 31, 2006. Revenues from Lucent for the year ended December 31, 2005 were approximately 22.6% of our total revenues, with revenues from one end customer of Lucent accounting for in excess of 10% of our 2005 revenue.  Revenues from Lucent were 5.0% of our total revenues for the three months ended March 31, 2005. We expect a significant decrease in business from Lucent and their end customer in 2006. Accordingly, any delays, reductions or other disruptions in Lucent’s purchasing volume, any significant disputes we might become involved in regarding our commercial relationship with Lucent or a failure to extend the agreement or execute a replacement would have a significant and material adverse effect on our revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2006, we acquired Openera Technologies, Inc. (“Openera”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Orca Acquisition Corporation, our wholly owned subsidiary, Openera, certain of the stockholders of Openera, certain other individuals and Joel A. Hughes, as Stockholder Representative. Pursuant to the Merger Agreement, we acquired all the outstanding capital stock of Openera for consideration consisting of 3,977,518 shares (the “Acquisition Shares”) of our common stock. The Company issued 3,977,518 Acquisition Shares. In connection with the acquisition, the Company also issued to certain Openera employees options to purchase an aggregate of 369,175 shares of the Company’s common stock at exercise prices ranging from $0.01 to $0.03 per share (the “Acquisition Options”).

We issued the Acquisition Shares and the Acquisition Options in a private placement in reliance on Section 4 (2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D thereunder and Rule 701 of Regulation E thereunder. We did not engage in a general solicitation or advertisement of the offer and sale of the Acquisition Shares or the Acquisition Options. No underwriters were involved with this issuance and sale of the Acquisition Shares or the Acquisition Options.

Item 3. Defaults Upon Senior Securities

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

NMS Communications Corporation

Dated: May 10, 2006	By:	/S/ ROBERT P. SCHECHTER
Robert P. Schechter
President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: May 10, 2006	By:	/S/ HERBERT SHUMWAY
Herbert Shumway
Senior Vice President of Finance,
Chief Financial Officer and Treasurer