Form 10-Q
period 2006-06-30
NMS COMMUNICATIONS CORP
filed 2006-08-09
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock, $0.01 par value per share]	52,166,223 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$36,803	$51,212
Marketable securities	21,056	11,002
Accounts receivable, net of allowance for doubtful accounts of $858 at June 30, 2006 and $794 at December 31, 2005	17,829	16,895
Inventories	2,838	2,844
Prepaid expenses and other assets	3,529	4,092
Total current assets	82,055	86,045

Property and equipment, net	7,391	6,535
Goodwill	5,640	—
Other intangible assets, net	4,513	—
Other assets	875	723
Total assets	$100,474	$93,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,534	$4,855
Accrued expenses and other liabilities	9,336	10,394
Deferred revenue	4,579	3,959
Total current liabilities	18,449	19,208

Commitments and contingencies (note N)

Common stock, $0.01 par value, 125,000,000 shares authorized at June 30, 2006 and December 31, 2005; 52,981,135 shares issued and 52,155,923 shares outstanding at June 30, 2006 and 48,412,589 shares issued and outstanding at December 31, 2005	530	484
Additional paid-in capital	426,546	414,939
Accumulated deficit	(338,694)	(337,760)
Accumulated other comprehensive loss	(3,232)	(3,568)
Treasury stock, at cost, 825,212 shares at June 30, 2006 and 0 shares at December 31, 2005	(3,125)	—
Stockholders’ equity	82,025	74,095
Total liabilities and stockholders’ equity	$100,474	$93,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$26,440	$24,919	$57,138	$47,519

Cost of revenues	9,335	9,394	19,176	18,912

Gross profit	17,105	15,525	37,962	28,607

Operating expenses:
Selling, general and administrative	13,114	9,344	25,946	18,286
Research and development	6,799	6,323	13,359	12,515
Total operating expenses	19,913	15,667	39,305	30,801

Operating (loss)	(2,808)	(142)	(1,343)	(2,194)

Other income (expense):
Interest income	582	350	1,081	709
Interest expense	(15)	(281)	(17)	(560)
Other	(254)	416	(481)	486
Other income, net	313	485	583	635

Income (loss) before income taxes	(2,495)	343	(760)	(1,559)

Income tax expense	130	285	181	485

Net income (loss)	$(2,625)	$58	$(941)	$(2,044)

Basic earnings (loss) per share	$(0.05)	$0.00	$(0.02)	$(0.04)

Weighted average basic shares outstanding	50,027	47,876	49,633	47,650

Diluted earnings (loss) per share	$(0.05)	$0.00	$(0.02)	$(0.04)

Weighted average diluted shares outstanding	50,027	48,144	49,633	47,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flow from operating activities:
Net loss	$(941)	$(2,044)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,352	1,368
(Accretion) amortization of marketable securities	(64)	64
Amortization of other intangible assets	487	—
Stock-based compensation	2,202	—
Loss on disposal of fixed assets	8	—
Amortization of debt issuance costs	—	83
Foreign exchange translation loss (gain) on inter-company debt	199	(622)
Changes in assets and liabilities:
Accounts receivable	(547)	(1,758)
Inventories	6	243
Prepaid expenses and other assets	760	(776)
Accounts payable	(470)	308
Accrued expenses and other liabilities	(3,171)	(1,725)
Deferred revenue	369	354
Net cash provided by (used in) operating activities	190	(4,505)
Cash flow from investing activities:
Purchases of property and equipment	(2,005)	(2,142)
Purchases of marketable securities	(16,902)	(31,381)
Proceeds from the maturity and sale of marketable securities	6,900	44,000
Cash acquired through acquisition of a business	42	—
Net cash (used in) provided by investing activities	(11,965)	10,477
Cash flow from financing activities:
Repayment of debt	(705)	—
Repurchase of stock	(3,125)	—
Proceeds from issuance of common stock	1,058	1,129
Net cash (used in) provided by financing activities	(2,772)	1,129
Effect of exchange rate changes on cash	138	(254)
Net (decrease) increase in cash and cash equivalents	(14,409)	6,847
Cash and cash equivalents, beginning of period	51,212	33,804
Cash and cash equivalents, end of period	$36,803	$40,651

Noncash transactions:
Acquisition of business:
Fair value of net assets acquired for common stock, net of cash acquired	$3,085	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

A.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2006 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 and the statements of cash flows for the six-month periods ended June 30, 2006 and 2005 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”). The financial information included herein is unaudited. The consolidated balance sheet at December 31, 2005 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2005.

In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

B.   STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, restricted stock and rights in ESPPs be recognized in the financial statements based on their fair values. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective transition method for implementing SFAS 123(R) and, accordingly, began recognizing compensation for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

The following table presents the effect of recording stock-based compensation expense recognized under SFAS 123(R):

(In thousands, except per share data)	Three months ended June 30,	Six months ended June 30,
	2006	2006
Stock-based compensation expense by type of award:
Stock options	$658	$1,146
Restricted stock	734	992
Employee Stock Purchase Plan	24	64
Total stock-based compensation	$1,416	$2,202

Effect on earnings per share
Decrease to basic and diluted	$0.03	$0.04

Effect of stock-based compensation on income by line item:
Cost of revenues	$30	$50
Selling, general and administrative	1,290	1,992
Research and development	96	160
Stock-based compensation expense	$1,416	$2,202

As a result of adopting SFAS 123(R), the Company’s net loss for the three months ended June 30, 2006 increased by $1.4 million and the Company’s net income for the six months ended June 30, 2006 was reduced by $2.2 million. Basic and diluted loss per share for the three months ended June 30, 2006 was $0.03 higher due to the adoption of SFAS 123(R). Basic and diluted earnings per share for the six months ended June 30, 2006 was $0.04 lower due to the adoption of SFAS 123(R). The adoption of SFAS 123(R) did not have a material impact on the Company’s cash flows.

The Company estimates the fair value of each stock option award using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the three and six months ended June 30, 2006, using a Black-Scholes valuation model were:

	Three months ended June 30,	Six months ended June 30,
	2006	2006

Expected term(1)	3.25 to 3.5 years	3.25 to 3.5 years
Expected stock price volatility (2)	71%	71 to 77%
Risk-free interest rate(3)	4.8% to 5.3%	4.3% to 5.3%
Expected dividend yield	—	—

(1)             The expected term for each grant is estimated based on the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating expected term described by Staff Accounting Bulletin No. 107 (“SAB 107”).

(2)             The expected stock price volatility for each grant is estimated based on an average of historical daily price changes of the Company’s common stock over the periods that match the expected term of the stock option.

(3)             The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan was determined using the Black-Scholes valuation model. The compensation expense is recorded over the period in which the awards are earned. During the three and six months ended June 30, 2006 the Company recorded stock-based compensation expense based on an estimate of 70,000 shares to be issued under the Company’s Employee Stock Purchase Plan in the third fiscal quarter of 2006.

Proforma information for periods prior to adopting SFAS 123(R):

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB 25 and disclosed the pro-forma stock-based compensation and its impact on net loss and net loss per share in accordance with SFAS 123. The following table illustrates the effects on net loss and net loss per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

(In thousands, except per share data)	Three months ended June 30,	Six months ended June 30,
	2005	2005
Net income (loss) as reported	$58	$(2,044)
Add: Stock-based employee compensation expense included in net income (loss)	—	—
Less: Total stock-based employee compensation expense determined under the fair value method	(1,943)	(3,506)
Pro forma net loss	$(1,885)	$(5,550)
Net loss per share:
Basic and Diluted net income (loss) per common share—as reported	$0.00	$(0.04)
Basic and Diluted net income (loss) per common share—pro-forma	$(0.04)	$(0.12)

In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company estimated the fair value of each stock option award using the Black-Scholes valuation model. Assumptions used to determine the fair value of options granted under SFAS 123 during the three and six months ended June 30, 2005 were:

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Expected term	5 years	5 years
Expected stock price volatility	115%	115%
Risk-free interest rate	3.0%	3.0%
Expected dividend yield	—	—

In the fourth quarter of 2005, the Company accelerated the vesting of options to purchase 589,499 shares of common stock with exercise prices greater than or equal to $4.03 per share that were awarded to employees, officers and other eligible participants under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The Company disclosed $2.9 million of pro-forma stock-based compensation for those modifications during the year ended December 31, 2005. These modifications were made in anticipation of adopting SFAS No. 123(R).

Stock Incentive Plans

The Company has stock option and stock purchase plans authorizing various types of stock option awards that may be granted to officers and employees. The following is a summary of all of the plans of the Company:

1993 Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Stock Option Plan (the “1993 Plan”). The 1993 Plan permits both incentive and non-statutory options to be granted to employees, directors and consultants. Options granted under the 1993 Plan generally vest over 4 years. The terms of options granted under the 1993 Plan do not exceed 10 years. In March 1998, the Board of Directors adopted, and in April 1998 the Company’s stockholders approved, (i) an increase in the number of shares available under the 1993 Plan from 3,000,000 to 3,800,000 and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company’s common stock on the date of grant. In March 2000, the Board of Directors superseded the 1993 Plan with the Company’s 2000 Equity Incentive Plan (the “2000 Plan”) and no further grants under the 1993 Plan will be made. Options granted previously under the 1993 Plan will continue to be governed by the terms of the 1993 Plan. As of June 30, 2006, there are 564,000 options outstanding under the 1993 Plan. The outstanding options under the 1993 Plan are fully vested as of June 30, 2006.

1993 Non-Employee Directors Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”) which provides for the purchase of up to 240,000 shares of common stock pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. Options granted under the Directors Plan generally vest over 4 years. The terms of options granted under the Directors Plan do not exceed 10 years. In March 1996 the Board of Directors adopted, and in May 1996 the Company’s stockholders approved, (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted annually to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted, and in April 1999 the Company’s stockholders approved, an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Plan and no further grants under the Directors Plan will be made. As of June 30, 2006, there are 105,000 options outstanding under the Directors Plan. The outstanding options under the Directors Plan were fully vested as of June 30, 2006. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan.

1995 Non-Statutory Stock Option Plan

In October 1995, the Company’s Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the “1995 Plan”). The 1995 Plan expired in October 2005. The exercise price of options outstanding under the 1995 Plan are not less than 100% of the fair market value of the Company’s common stock on the date of grant. Options outstanding under the 1995 Plan generally vest over 2 years. The terms of options granted under the 1995 Plan do not exceed 10 years. As of June 30, 2006, there were 2,208,380 options outstanding under the 1995 Plan.

2000 Equity Incentive Plan

In March 2000, the Company’s Board of Directors adopted, and in April 2000 the Company’s stockholders approved, the 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company’s common stock (collectively, “Stock Awards”) to employees, non-employee directors and consultants. On April 28, 2005, the Company’s stockholders approved amendments to the 2000 Plan to (i) increase the number of shares which may be issued under the 2000 Plan by 2,050,000 shares, (ii) eliminate the Company’s ability to grant non-statutory stock options at an exercise price less than fair market value of the Company’s common stock on the date of grant and (iii) amend certain other terms and conditions of the 2000 Plan. The aggregate number of shares which may be issued under the 2000 Plan, as amended, is 7,050,000 plus any shares of the Company’s common stock covered by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of options granted pursuant to the 2000 Plan may not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan generally vest over 2 years except that, options granted to new hires generally vest over 3 years. The terms of options granted under the 2000 Plan do not exceed 10 years. The terms of options granted during the six months ended June 30, 2006 do not exceed 5 years. As of June 30, 2006, there were 5,217,421 options outstanding under the 2000 Plan.

2003 Employee Stock Purchase Plan

In March 2003, the Board of Directors adopted, and in April 2003 the Company’s stockholders approved, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 750,000 shares for the Purchase Plan. The Company issued 66,893 shares under the Purchase Plan during the six months ended June 30, 2006.

2005 Openera Plan

In connection with the acquisition of Openera Technologies, Inc. (“Openera”) on February 24, 2006, the Company assumed the Openera 2005 Equity Incentive Plan (the “Openera Plan”). The Openera Plan provides for the grant of incentive stock options to employees and non-statutory stock options to employees, non-employee directors and advisors and consultants. A total of 762,065 shares may be issued under the Openera Plan. The exercise price of incentive stock options granted pursuant to the Openera Plan may not be less than the fair market value of the company’s common stock on the date of grant. Options granted under the Openera Plan generally vest over 2 years except that, options granted to new hires generally vest over three years. The terms of options granted under the Openera Plan do not exceed 10 years. The terms of options granted during the six months ended June 30, 2006 do not exceed 5 years. As of June 30, 2006, there were 403,219 options outstanding under the Openera Plan.

A summary of the Company’s stock option activity for the six months ended June 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2005	7,679,308	$4.90
Granted	1,965,105	2.96
Exercised	(524,135)	1.58
Cancelled	(622,258)	7.64
Outstanding, June 30, 2006	8,498,020	$4.45
Exercisable at June 30, 2006	5,195,147	$5.21

During the six months ended June 30, 2006, the Company granted 1,595,930 options with exercise prices equal to the fair market value of the Company’s common stock on the grant date. In connection with the acquisition of Openera, the Company issued 369,175 options with exercise prices less than fair market value of the Company’s common stock on the grant date. The exercise prices of such options ranged from $0.01 to $0.03 per option. Options granted during the six months ended June 30, 2006 had a weighted average grant date fair value of $2.96.

At June 30, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $4.1 million and $2.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $829,000.

At June 30, 2006, unrecognized compensation expense related to non-vested stock options, net of estimated forfeitures, was $4.0 million, which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$0.01 - $5.00	6,615,319	$3.13	3.53	3,325,834	$3.01
$5.01 - $10.00	1,525,163	6.68	2.52	1,511,775	6.69
$10.01 - $20.00	231,508	14.56	1.14	231,508	14.56
$20.01 - $30.00	77,000	24.43	2.10	77,000	24.43
$30.01 - $40.00	43,730	33.11	1.24	43,730	33.11
$40.01 - $50.00	5,300	45.19	1.34	5,300	45.19
	8,498,020	$4.45	3.26	5,195,147	$5.21

The Company’s non-vested stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Options	Weighted Average Fair Value

Non-vested options at December 31, 2005	2,127,391	$3.27
Granted	1,817,435	2.96
Vested	(557,860)	2.79
Forfeited	(84,093)	3.20
Non-vested options at June 30, 2006	3,302,873	$3.27

As described in Note D, the Company granted options to purchase 369,175 shares of its common stock in connection with the acquisition of Openera. The options vest 40% at the time of acquisition and 20% at the 12, 24 and 30 month anniversaries of the acquisition date (February 24, 2006). Options to purchase 147,670 shares were vested at the acquisition date.

As described in Note D, the Company issued 3,977,518 restricted shares of common stock in connection with the acquisition of Openera. The shares vest 40% at the time of acquisition and 20% at the 12, 24 and 30 month anniversaries of the acquisition date (February 24, 2006). A total of 1,591,007 shares vested at the acquisition date. The following table summarizes the activity associated with the unvested restricted shares of common stock issued in connection with the Openera acquisition for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Issuance Fair Value
Non-vested restricted shares at December 31, 2005	—	$—
Issued in connection with the Openera acquisition	2,386,511	3.91
Vested	—	—
Forfeited or cancelled	—	—
Non-vested restricted shares at June 30, 2006	2,386,511	$3.91

At June 30, 2006, unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock was $6.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

C.   EARNINGS (LOSS) PER SHARE

The following table provides the basic and diluted income (loss) per share computations in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands except per share data)
Numerator:
Net income (loss)	$(2,625)	$58	$(941)	$(2,044)

Denominator:
Weighted average basic shares outstanding	50,027	47,876	49,633	47,650

Unvested portion of restricted shares	—	—	—	—
Dilutive stock options	—	268	—	—

Weighted average diluted shares outstanding	50,027	48,144	49,633	47,650

Basic earnings (loss) per share	$(0.05)	$0.00	$(0.02)	$(0.04)

Diluted earnings (loss) per share	$(0.05)	$0.00	$(0.02)	$(0.04)

The number of options that were excluded from the calculation of diluted earnings (loss) per common share, as their inclusion would have been anti-dilutive, for the three months ended June 30, 2006 and 2005 was 3,105,863 and 5,520,387, respectively. The number of options that were anti-dilutive for the six months ended June 30, 2006 and 2005 was 3,248,501 and 8,051,765, respectively. All of the Company’s outstanding options were anti-dilutive for the three months ended June 30, 2006 and the six months ended June 30, 2006 and 2005 due to the net loss position of the Company.

D.   ACQUISITIONS

Effective February 24, 2006, the Company acquired Openera Technologies, Inc. a Delaware corporation with operations based primarily in Bangalore, India (“Openera”), for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and liabilities assumed of $2.7 million.

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

In connection with its acquisition of Openera, the Company issued 3,977,518 shares of its common stock to both employee and non-employee stockholders of Openera, subject to certain restrictions. The shares vest 40% at the effective date of the acquisition and 20% at the 12, 24 and 30 month anniversaries of such date. A total of 1,981,047 shares issued to employees are subject to their continued employment over the 30-month period following the effective date of the acquisition, and therefore have been excluded from the purchase price of the acquisition. The fair value of the shares issued was determined based on a five-day average market price of the Company’s common stock for the two days before and ending two days after the acquisition was publicly announced. The table below summarizes the allocations of the shares issued:

		Fair Value
	Shares	(In thousands)
Shares issued to employees	3,301,747	$12,923
Shares issued to non-employees	675,771	2,645
Total shares issued	3,977,518	$15,568

Shares issued and included in the purchase price of Openera	1,996,471	$7,814
Shares issued and excluded from the purchase price of Openera	1,981,047	7,754
Total shares issued	3,977,518	$15,568

In addition, the Company granted options to purchase 369,175 shares of its common stock to certain employees of Openera. The options vest 40% at the effective date of the acquisition and 20% at the 12, 24 and 30 month anniversaries of such date. Options to purchase 221,505 shares are subject to the employees’ continued employment with the Company over the 30-month period following the acquisition, and therefore have been excluded from the purchase price of the acquisition. The fair value of the options was determined using the Black-Scholes valuation model. The table below summarizes the allocation of the options granted in the purchase price:

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

The acquisition was accounted for as a purchase business combination. Accordingly, the results of the operations of Openera were included with those of the Company for periods subsequent to the date of acquisition. Pro forma results of operations are not presented as the acquisition of Openera was determined not to be significant to the Company’s condensed consolidated financial statements at the time of the transaction. The Company has preliminarily allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on February 24, 2006. The allocation of the purchase price is preliminary because final analysis of the deferred revenue is not yet complete.

The following table presents the allocation of the purchase price and the lives of the acquired intangible assets.

	Amount	Estimated Life
	(In thousands)	(In years)
Consideration exchanged:
Fair value of restricted shares issued	$7,814
Fair value of stock options issued	577
Transaction costs	376
	8,767
Liabilities assumed	2,725
Total purchase price	11,492

Less estimated fair value of identifiable assets acquired:
Cash and cash equivalents	42
Accounts receivable	386
Prepaid expenses and other current assets	217
Fixed assets	198
Core technology	4,000	1.8 - 4.8
Customer relationships	1,000	6.8
Other assets	9
Total assets acquired	5,852

Goodwill	$5,640

The following table presents amortization expense of the core technology, which is included in “Cost of revenues”, and customer relationships and stock-based compensation expense related to the acquisition, which are included in “Selling, general and administrative expenses.”

(In thousands)	Three months ended June 30,	Six months ended June 30,
	2006	2006
Cost of revenues	$335	$447
Selling, general and administrative	764	1,061
	1,099	1,508

E.   GOODWILL AND OTHER INTANGIBLES

Intangible assets acquired in the acquisition of Openera include goodwill, core technology and customer relationships. All of the Company’s intangible assets, except for goodwill are subject to amortization over their estimated useful lives.

The components of other intangible assets are as follows as of June 30, 2006:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:
Core technology	$4,000	$(447)	$3,553
Customer relationships	1,000	(40)	960
Other intangible assets	$5,000	$(487)	$4,513

Intangible asset amortization for three and six months ended June 30, 2006 was $365,000 and $487,000, respectively. There was no intangible asset amortization for the three and six months ended June 30, 2005. The following table summarizes the expected remaining amortization of acquired other intangible assets as of June 30, 2006:

Fiscal Year	Expected Amortization Expense
(In thousands)
2006 (remainder)	$731
2007	1,168
2008	1,044
2009	778
2010	522
Thereafter	270
$4,513

At June 30, 2006, all of the Company’s goodwill of $5.6 million and other intangible assets of $4.5 million were allocated to the Mobile Applications business unit.

F.   RESTRUCTURING AND OTHER RELATED CHARGES

The Company did not record a restructuring charge in either the three or six month periods ended June 30, 2006 or the year ended December 31, 2005.

The following table sets forth activity during the first six months of 2006, related to restructuring actions taken in fiscal years 2002 and 2003:

(In thousands)	Facility Related
Restructuring accrual balance at December 31, 2005	$916
Cash payments	(129)
Restructuring accrual balance at June 30, 2006	$787

The remaining accrual balances for facility related charges are expected to be settled in cash over the next three years.

G.    BUSINESS AND CREDIT CONCENTRATION

At June 30, 2006, Lucent Technologies, Inc. (“Lucent”) and Ericsson, represented 23.1% and 14.3%, respectively, of the Company’s outstanding net accounts receivable. At December 31, 2005, Lucent and Ericsson represented 26.2% and 17.0%, respectively, of the Company’s outstanding net accounts receivable balance.

Lucent represented 17.5% and 18.4%, respectively, of the Company’s revenues for the three and six months ended June 30, 2006. Lucent represented 26.1% and 16.0% respectively, of the Company’s revenues for the three and six months ended June 30, 2005.

H.   INVESTMENTS

The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are stated at market value, with unrealized gains and losses reflected in accumulated other comprehensive loss in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses on marketable securities are included in interest income and are derived using the specific identification method for determining the cost of securities. The Company periodically evaluates the carrying value of its investments for other than temporary impairment.

Investments in marketable securities consist of the following:

	As of June 30, 2006
	(In thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market fund	$5,127	—	—	$5,127
Certificate of deposit	999	—	(2)	997
U.S. government and agency bonds	34,431	4	(26)	34,409
	40,557	4	(28)	40,533

Included in cash and cash equivalents	19,473	4	—	19,477

Marketable securities	$21,084	$—	$(28)	$21,056

	As of December 31, 2005
	(In thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market fund	$5,063	$—	$—	$5,063
U.S. government and agency bonds	36,688	3	(15)	36,676
	41,751	3	(15)	41,739

Included in cash and cash equivalents	30,734	3	—	30,737

Marketable securities	$11,017	$—	$(15)	$11,002

As of June 30, 2006 and December 31, 2005, all marketable securities were due to mature within one year.

For the three months ended June 30, 2006 and 2005, proceeds from the maturity of marketable securities were $2.7 million and $23.0 million, respectively. For the three months ended June 30, 2006 and 2005, there were no gross realized gains or losses from the sale of securities.

For the six months ended June 30, 2006 and 2005, proceeds from the maturity of marketable securities were $6.9 million and $44.0 million, respectively. For the six months ended June 30, 2006 and 2005, there were no gross realized gains or losses from the sale of securities.

I.   INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
(In thousands)	2006	2005
Raw materials	$441	$490
Work in process	147	228
Finished goods	856	658
Inventory at customer sites	1,394	1,468
	$2,838	$2,844

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

As of June 30, 2006, the Company had operations established in 12 countries outside the United States and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table presents the Company’s revenues and operating income (loss), by business unit and by geographic segment. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. For the three and six months ended June 30, 2006 and 2005, the income/(loss) from operations for “North America” includes all acquisition related amortization expenses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Revenues
Platform Solutions	$22,500	$22,890	$50,961	$43,952
Mobile Applications	2,763	1,877	4,313	2,822
Network Infrastructure	1,177	152	1,864	745
Total revenues	$26,440	$24,919	$57,138	$47,519

Operating income (loss)
Platform Solutions	$7,608	$7,937	$20,020	$13,842
Mobile Applications	(2,490)	(2,052)	(5,658)	(4,338)
Network Infrastructure	(1,898)	(2,691)	(3,889)	(4,888)
Corporate	(6,028)	(3,336)	(11,816)	(6,810)
Total operating income (loss)	$(2,808)	$(142)	$(1,343)	$(2,194)

Long-lived assets
Platform Solutions	$1,374	$1,276	$1,374	$1,276
Mobile Applications	10,718	342	10,718	342
Network Infrastructure	559	913	559	913
Corporate	4,893	4,380	4,893	4,380
Total long-lived assets	$17,544	$6,911	$17,544	$6,911

Revenues by geographic area
Americas	$8,429	$7,565	$21,956	$16,527
Europe, Middle East and Africa	7,768	5,871	15,028	12,929
Asia	10,243	11,483	20,154	18,063
Total revenues	$26,440	$24,919	$57,138	$47,519

Operating income (loss) by geographic area
Americas	$(11,589)	$(6,823)	$(16,908)	$(14,298)
Europe, Middle East and Africa	2,275	(119)	7,933	1,447
Asia	6,506	6,800	7,632	10,657
Total operating income (loss)	$(2,808)	$(142)	$(1,343)	$(2,194)

Long-lived assets by geographic area
Americas	$6,600	$6,711	$6,600	$6,711
Europe, Middle East and Africa	430	107	430	107
Asia	361	93	361	93
Total long-lived assets	$7,391	$6,911	$7,391	$6,911

K.   COMPREHENSIVE INCOME (LOSS) -

The following table presents the Company’s comprehensive income (loss) for the stated periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Net income (loss)	$(2,625)	$58	$(941)	$(2,044)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	283	(480)	348	(891)
Net change in unrealized gain (loss) on Marketable securities	(3)	41	(12)	55
Comprehensive income (loss)	$(2,345)	$(381)	$(605)	$(2,880)

L.   SHORT-TERM DEBT

In connection with the Openera acquisition, the Company assumed short-term debt of $0.7 million and repaid the obligation in March 2006. There were no expenses associated with the retirement of the debt for the three or six months ended June 30, 2006.

M.          EQUITY

On April 27, 2006, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s common stock by the end of 2006.  As of June 30, 2006, the Company had repurchased 550,000 shares for an aggregate purchase price of $2.3 million.  The intent of the repurchase program is to offset the otherwise dilutive effect of stock option grants. Repurchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations.

On May 2, 2006, the Company purchased 275,212 of the Company’s common stock for $0.9 million from Intel Pacific, Inc. (“Intel”).  These shares were originally issued to Intel by the Company in connection with the acquisition of Openera in exchange for shares of Openera’s Series A Convertible Preferred Stock owned by Intel.

N.   COMMITMENTS AND CONTINGENCIES

Guarantees

The Company’s hardware products are generally sold with an 18-24 month parts and labor warranty. The warranty liability is based on historical experience by product, configuration and geographic region.

Changes in the aggregate warranty liability were as follows:

	Six months ended June 30,
	2006	2005
Beginning balance	$361	$342
Provisions for warranties	45	150
Fulfillment of warranties during the period	(106)	(151)
Ending balance	$300	$341

Litigation

The Company is party to various legal proceedings incidental to its business. However, the Company has no material legal proceedings currently pending which are expected to have a material effect on the Company’s financial statements.

Purchase Commitments

The Company’s agreement with Plexus, a third party contract manufacturer, requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At June 30, 2006, the Company had satisfied the eight turn goal in all preceding quarters. As such, the Company has not included any amounts in the table of contractual obligations related to a commitment with Plexus at June 30, 2006. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third party contract manufacturer. As such, NMS is not party to any other such arrangements.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of: so abnormal”. In addition, SFAS 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

P.   SUBSEQUENT EVENTS

On July 25, 2006, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock by March 31, 2007. This program supersedes the previously announced 1.1 million share repurchase plan, under which 550,000 shares were purchased in the second quarter at a cost of $2.3 million. Repurchases may be made from time to time on the open market, in privately negotiated transactions or through a Rule 10b 5-1 plan. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations.

During the third quarter of 2006, the Company approved a plan to close an engineering facility and terminate certain employees, in order to optimize product development. The Company expects a total pre-tax restructuring charge of approximately $1.5 million and expects restructuring related activities to be completed by July, 2007.

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

During the three and six month periods ended June 30, 2006, as described more fully below, our revenues were $26.4 million and $57.1 million, respectively,  representing growth of 6.0% and 20.2%, respectively, as compared to the three month and six month periods ended June 30,  2005, based on stronger PS and MA product revenues. Net loss for the three and six month periods ended June 30, 2006 was $2.6 million and $.9 million, respectively.  As noted in Note B in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, effective January 1, 2006 we adopted the provisions of SFAS 123(R), which resulted in stock-based compensation expense of $1.4 million and $2.2 million for the three and six month periods ended  June 30, 2006, respectively. Prior periods presented do not reflect stock-based compensation expense.

We continue to execute our growth strategy in the area of mobile applications. On February 24, 2006, we purchased Openera Technologies, Inc. (“Openera”). Openera, whose operations are based primarily in Bangalore, India, is a provider of mobile application handset solutions for converged mobile networks. In connection with the acquisition, we issued 3,977,518 shares of our common stock, approximately 51% of which will vest over the 30-month period following the closing contingent on the continued employment of certain key employees of Openera over the same period. In addition, we issued options to certain employees of Openera to purchase an aggregate of 369,175 additional shares of our Common Stock.

Critical Accounting Policies and Estimates

The following information updates and should be read in conjunction with the information disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2005.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition,  allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, also see discussion under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our annual report of Form 10-K for the year ended December 31, 2005.

Stock-based Compensation Expense

Effective January 1, 2006, we adopted, on a modified prospective transition method, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Employee Stock Purchase Plan, restricted stock and deferred stock units based on fair values. Our financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations during the first half of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123.

During the three and six months ended June 30, 2006, total stock-based compensation expense, before taxes on earnings, was $1.4 million and $2.2 million, respectively. During the six months ended June 30, 2005, there was no stock-based compensation expense related to stock options or employee stock purchases recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , or APB 25. See Note B of the Notes to the Condensed Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we elected to value our stock-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model (“Black-Scholes Model”) which we previously used for the pro forma information required under SFAS 123. For additional information, see Note B of the Notes to the Condensed Consolidated Financial Statements. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes Model is affected by our stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and our expected stock price volatility over the expected term of the awards.

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R) the expected term for each stock option was determined as the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating expected term described by Staff Accounting Bulletin No. 107, (“SAB 107”).  Prior to January 1, 2006, we determined the expected term of stock options based on the contractual term of the option. Upon adoption of SFAS 123(R), we used historical volatility in deriving the expected volatility assumption as allowed under SFAS 123(R) and SAB 107.  Prior to the January 1, 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

As of  June 30,  2006, there was $4.0 million of total unrecognized compensation expense related to unvested stock options granted and employee stock purchases under the 1995 Non-Statutory Stock Option Plan, the 2000 Equity Incentive Plan, the 2003 Employee Stock Purchase Plan and the 2005 Openera Plan (together, the “Employee Stock Plans”). This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years. As of June 30, 2006, there was $6.0 million of total unrecognized compensation expense related to restricted stock issued in connection with the acquisition of Openera. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.

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

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
PS	$22.5	85.3%	$22.8	91.6%	(1.3)%	$51.0	89.3%	$44.0	92.6%	15.9%
MA	2.7	10.2	1.9	7.6	42.1	4.2	7.4	2.8	5.9	50.0
NI	1.2	4.5	.2	.8	500.0	1.9	3.3	.7	1.5	171%
Total revenues	$26.4	100.0%	$24.9	100.0%	6.0%	$57.1	100.0%	$47.5	100.0%	20.2%

We experienced a slight decrease in PS business unit revenue in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The change resulted from a 4% increase in sales of our traditional platforms products and a 14% decrease in our voice quality product sales. Revenue for the six months ended June 30, 2006 increased $7 million over the six month period ended June 30, 2005.  The six month change resulted from a 14% increase in sales of our traditional platforms products and a 22% increase in our voice quality product sales.  The increase in sales of our traditional platforms products was attributable to a general increase in sales to original equipment manufacturers (“OEMs”) and solution provider customers, primarily in North America for the three and six month periods ended June 30, 2006.  In addition, the increase in the six month period included product sales of $3.2 million relating to a product line that is expected to be discontinued.  Sales of our voice quality products and services decreased in the second quarter of 2006 compared to the second quarter of 2005 and increased for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, based primarily on deployments of our products in the 3G network of a major Japanese operator. This deployment started in the second quarter of 2005 and is expected to diminish through the remainder of 2006. Sales to this customer are made through a reseller agreement with Lucent Technologies Inc. (“Lucent”) which will expire on December 31, 2006.  Over time, we expect voice quality infrastructure to be incorporated in other carrier infrastructure equipment and as a result most of our new business development activities for the VQS products are targeted at equipment OEMs. Our view is that over time echo cancellation and voice quality functionality will be incorporated in other carrier infrastructure equipment.

During the second quarter of 2006 we recorded $2.7 million of revenue in our MA business unit from sales of our MyCaller products and services as compared to $1.9 million in the second quarter of 2005.  We continued to see growth in the MA business unit through new operator deployments around the world.   The continued adoption of the MyCaller products have led to revenue of $4.2 million for the six months ended June 30, 2006 as compared to $2.8 million for the six months ended June 30, 2005.

We experienced growth in the NI business unit for the three and six months ended June 30, 2006 as compared to the three and six month periods ended June 30, 2005. In 2006, we continued to re-focus our sales efforts on emerging markets and have signed agreements with channel partners to assist with the execution of our strategy.

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
North America	$8.5	32.2%	$7.1	28.7%	19.7%	$21.8	38.2%	$15.8	33.1%	38.0%
International	17.9	67.8	17.8	71.3	.6%	35.3	61.8	31.7	66.9	11.4%
Total Revenues	$26.4	100.0%	$24.9	100.0%	6.0%	$57.1	100.0%	$47.5	100.0%	20.2%

The North American market increased during the three months ended June 30, 2006 when compared to the three months ended June 30, 2005 due primarily to increased sales of our traditional PS products. For the six months ended June 30, 2006, we have experienced growth in our international markets due to growth in the Asian and EMEA markets. The Asian market experienced growth, due in large part to the deployment of our VQS products by a major Japanese mobile operator, as described above. We expect the Asian market revenues to decline in the second half of 2006 as a result of an expected decline in VQS revenues, as the Japanese mobile operator completes its deployment.  The EMEA markets increased due to growth in the  sales of our Mobile Applications and Network Infrastructure products.

Gross Profit and Cost of Revenues

Cost of revenues consists primarily of product cost, cost of services provided to our customers and overhead associated with testing and fulfillment operations. The Company’s manufacturing process is outsourced to a contract manufacturer. In the three and six months ended June 30, 2006, the amortization of acquired intangible assets and stock-based compensation expense was included in cost of revenues.

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Revenues	$26.4	100.0%	$24.9	100.0%	6.0%	$57.1	100.0%	$47.5	100.0%	20.2%
Cost of revenues	9.3	35.2	9.4	37.7	(1.0)%	19.2	33.6	18.9	39.8	1.6%
Gross profit	$17.1	64.8%	$15.5	62.3%	10.3%	$37.9	66.4%	$28.6	60.2%	32.5%

We experienced an improvement in gross profit margin during the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 due to higher product margins associated with change in product mix and product volume increases in our PS business unit. We expect gross profit as a percent of revenue to decline in the second half of 2006 due to an increase in MyCaller and AccessGate sales, which carry lower product margins than our PS products, and a continued decline in the sales of our VQS products.

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		200
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product	$6.8	25.8%	$6.4	25.7%	6.3%	$14.3	25.0%	$12.8	26.9%	11.7%
Service	1.2	4.5	1.8	7.2	(33.3)%	2.6	4.6	3.8	8.0	(31.6)%
Overhead	1.0	3.8	1.2	4.8	(16.7)%	1.9	3.3	2.3	4.9	(17.4)%
Amortization of intangibles	.3	1.1	—	—	100.4		.7	—	—	100
Total Cost of Revenues	$9.3	35.2%	$9.4	37.7%	(1.1)%	$19.2	33.6%	$18.9	39.8%	1.6%

Product costs vary with revenues and to a lesser extent due to fluctuations in product mix and are discussed in the previous paragraph. Service costs which represent primarily pre and post sales technical support activities decreased as a result of a change in headcount. Substantially all manufacturing activities are outsourced to a contract manufacturer. In connection with the acquisition of Openera in February 2006, during the three and six month period ending June 30, 2006 we recognized $.3 million  and $.4 million, respectively, in amortization expense related to core technology acquired from Openera in the first quarter of 2006.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. In the three and six month periods ended June 30, 2006, the amortization of acquired customer relationships from Openera and stock-based compensation expense were included in selling, general and administrative expenses.

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Selling, general and administrative expenses	$13.1	49.6%	$9.3	37.5%	40.9%	$25.9	45.4%	$18.3	38.5%	41.5%

Selling, general and administrative expenses increased during the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005. The increase for the three months ended June 30, 2006 was primarily comprised of $1.9 million in increased compensation related to headcount and sales commissions, $1.2 million of stock-based compensation expense and $0.6 million in miscellaneous general and administrative expenses.  The primary components of the increase for the six months ended June 30, 2006 were $4.1 million related to increased headcount, bonuses and sales commissions, $1.9 million of stock-based compensation expense due to the adoption of SFAS 123(R) and the Openera acquisition, and $1.6 million in miscellaneous general and administrative expenses. We expect quarterly selling, general and administrative spending to increase throughout the remainder of 2006 due to the amortization of intangible assets and stock-based compensation.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred. In the three and six month periods ended June 30, 2006, non-cash compensation was included in research and development costs.

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Research and development expenses	$6.8	25.7%	$6.3	25.3%	7.9%	$13.4	23.4%	$12.5	26.3%	7.2%

Our research and development spending and headcount increased during the three and six month periods ended June 30, 2006 in comparison to the three and six month periods ended June 30, 2005. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, radio access networks and emerging IP-based services, including VoIP. We are currently investing research and development expenditures including product extensions to our CG and TX board families, next generation board and related software offerings incorporating for example, video capabilities, our recently announced Vision series of application ready media servers, and our more recent product families, MyCaller and AccessGate, with the expectation that these products will contribute to future revenues and growth. During the three and six month periods ended June 30, 2006 we invested approximately $3.2 million and $6.0 million, respectively, in the MyCaller and AccessGate products. In the remainder of 2006, we expect research and development spending to increase due to increases in payroll related costs and continued investments in existing and new products.

Other Income, Net

Other income, net consists primarily of interest income, interest expense and foreign currency translation gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Interest income	$0.6	$0.4	$1.1	$0.7
Interest expense	—	(0.3)	—	(0.6)
Other	(0.3)	0.4	(0.5)	0.5
Other income (expense), net	$0.3	$0.5	$0.6	$0.6

The increase in interest income is attributable to a rise in interest rates in 2006. The decrease in interest expense in the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005 is attributable to the repurchase and retirement of outstanding convertible debt throughout 2005. There was no third-party debt outstanding during the quarter ended June 30, 2006. Included in Other Income, net in the three and six months ended June 30, 2006, are $0.1 million and $0.2 million, respectively, of foreign exchange expense related to the remeasurement of our inter-company debt.

Income Tax Expense

Income tax expense is primarily due to foreign taxes incurred by our foreign subsidiaries and for the three and six month periods ended June 30, 2006 and 2005 was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Income tax expense	$.1	$.3	$.2	$.5

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $149.4 million at June 30, 2006. Under the provision of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which may be used in future years. These carryforwards will begin to expire in 2006 if unutilized. We also had foreign net operating loss carryforwards of approximately $36.9 million. As of June 30, 2006, we had approximately $6.9 million of tax credits in the U.S. that are composed of federal research and development credits, foreign tax credits and state and local credits. These credits will begin to expire in 2006 if unutilized. In addition, we had Canadian investment tax credits of approximately $3.5 million. These credits begin to expire in 2014 if unutilized.

We have established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. During fiscal year 2005, the deferred tax asset valuation allowance decreased by approximately $6.2 million, primarily as the result of net operating losses and credits that expired during 2005. During fiscal year 2006, the deferred tax asset valuation allowance has not changed. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $7.5 million of the valuation allowance for deferred tax assets relates to the tax benefit from stock option deductions, which, if realized, will be allocated directly to additional paid-in capital.

United States income taxes were not provided on cumulative undistributed earnings for certain non-U.S. subsidiaries of approximately $1.9 million. We intend to reinvest these earnings indefinitely outside the United States in our operations.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 30, 2006	December 31, 2005
Cash, cash equivalents and marketable securities	$57.9	$62.2
Working capital	$63.6	$66.8

As of June 30, 2006, our liquid assets included cash, cash equivalents and marketable securities of $57.9 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures, share repurchases and additional potential acquisitions. The majority of our liquid assets are invested in short-term marketable securities. We had no significant capital spending or purchase commitments other than facility leases and open purchase orders in the ordinary course of business. We incurred $0.4 million in cash acquisition costs and we repaid $0.7 million in acquired debt associated with the Company’s acquisition of Openera in February 2006.  During the third quarter of 2006, the Company approved a plan to close an engineering facility related to its Platform Solutions business unit and terminate approximately 20 employees, in order to optimize product development.  We expect to use approximately $1.5 million in cash to settle severance and facilities related costs through July 2007.

We believe that our available liquid assets and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months and we do not anticipate the need for additional financing. Material risks to cash flow from operations include delayed cash receipts accompanying sales of product. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of revenue we will be able to achieve in the future, the successful introduction of new products and potential acquisitions of related businesses and/or technologies. Long-term cash requirements other than normal operating expenses are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses or technologies complementary to our business. We may require additional external financing through the sales of additional equity or other financing vehicles. There is no assurance that such financing can be obtained on favorable terms, if at all.

Cash Flow:

Sources and uses of cash for the year to date periods are summarized in the table below. Sources and uses of our liquid assets are shown in detail in the statement of cash flows of our financial statements.

	For the six months ended June 30,
(In millions)	2006	2005
Net cash provided by (used in):
Operating activities	$.2	$(4.5)
Investing activities	$(12.0)	$10.5
Financing activities	$(2.7)	$1.1

The principal driver of cash flow is net income (loss), which, as described more fully above, decreased $1.1 million from a net loss of $2.0 million for the six months ended June 30, 2005 to a net loss of $0.9 million for the six months ended June 30, 2006. Depreciation and amortization were higher in the six months ended June 30 2006, in comparison to the six months ended June 30, 2005, as a result of the acquisition of Openera.   As noted previously, revenue for the six months ended June 30, 2006 grew 20.2% in comparison to the six months ended June 30, 2005. As of June 30, 2006 and 2005 days sales outstanding (DSO) were 59 days and 57 days, respectively. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. For some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized. These shipments have contributed to the increase in inventory at customer sites in the first half of 2006. As MyCaller and AccessGate revenues become a larger proportion of overall revenues, both the deferred revenue and the inventory at customer sites will grow and affect cash flows accordingly.  Finally, we used $3.1 million during the six months ended June 30, 2006 to repurchase shares of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We do not have any off-balance sheet financing arrangements, other than property operating leases that are disclosed in the contractual obligations table below and in our consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit. The following table details our future contractual payment obligations.

	Remaining Payments Due by Period
	(In thousands)
Contractual Obligations	2006	2007	2008	2009	2010	2011	Thereafter	Total
Property and equipment leases	$2,846	$4,124	$3,342	$3,036	$2,900	$2,953	$1,339	$20,541
Open purchase orders	7,875	—	—	—	—	—	—	7,875
Total contractual obligations	$10,721	$4,124	$3,342	$3,036	$2,900	$2,953	$1,339	$28,416

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

RECENT ACCOUNTING PRONOUNCEMENTS

As noted in Note B to the Unaudited Condensed Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…”.  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of: so abnormal”.  In addition, SFAS 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3).  EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “we may”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness or decline in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors, a failure to, or a delay in effectively integrating businesses we acquire with our business, and other risks. These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in our 2005 Annual Report on Form 10-K.

Our financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at June 30, 2006 and December 31, 2005. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity. There was no third-party debt outstanding either as of June 30, 2006 or as of December 31, 2005.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Control Over Financial Reporting

During the second quarter of 2006, the Company completed the first phase of the implementation of a new integrated enterprise resource planning application (“ERP”).  We use the ERP to accumulate financial data used in financial reporting.  We utilized the ERP to generate financial statements for our fiscal quarter ended June 30, 2006.  The implementation of the ERP represents a material change and enhancement in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The implementation of the ERP was not made in response to any deficiency in our internal control systems.

Other than the implementation of the ERP during the second quarter of 2006, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Our supply agreement with Lucent expires on December 31,  2006 and we may not be able to compensate for revenue from that source.

As part of our acquisition of Lucent’s voice quality business in December 2001, we entered into a three-year supply agreement with Lucent in which Lucent agreed to purchase from us, on an exclusive basis for the first three years and a non-exclusive basis thereafter for Lucent’s resale purposes, any of our products that Lucent requires which incorporate the acquired voice quality products. The agreement, which had been extended several times, expires on December 31, 2006. Lucent continues to incorporate our products into products it markets to others. We are engaged in discussions with Lucent regarding further extension of the supply agreement or a replacement agreement. We are relying on sales to Lucent to continue to generate a significant portion of our near-term revenue for such products and have incorporated this expectation in our operating plan. Revenues from Lucent for the six months ended June 30, 2006 were 18.4% of our total revenue, with revenues from one end customer of Lucent accounting for in excess of 10% of our revenues for the six months ended June 30, 2006. Revenues from Lucent for the year ended December 31, 2005 were approximately 22.6% of our total revenues, with revenues from one end customer of Lucent accounting for in excess of 10% of our 2005 revenue.  Revenues from Lucent were 16.0% of our total revenues for the six months ended June 30, 2005. We expect a significant decrease in business from Lucent and their end customer during the second half of 2006. Accordingly, any delays, reductions or other disruptions in Lucent’s purchasing volume, any significant disputes we might become involved in regarding our commercial relationship with Lucent or a failure to extend the agreement or execute a replacement would have a significant and material adverse effect on our revenues.

If we do not successfully implement our enterprise resource planning application (ERP), we may experience future weakness in our internal controls and financial reporting system and may suffer a disruption in our business.

We will need to continue to improve existing operational and financial systems, procedures and controls and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed ERP software and have begun a process to expand and upgrade our operational and financial systems. Phase one of the implementation which included corporate operating activities was completed in April 2006.  Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. As a result of the conversion from prior systems and processes, data integrity problems may be discovered that if not corrected could impact our business or financial results. In addition, as we add functionality to the ERP software, new issues could arise that we have not foreseen.  Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and negatively impact our results of operations, cash flows and stock price.

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

We issued the Acquisition Shares and the Acquisition Options in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D thereunder and Rule 701 of Regulation E thereunder. We did not engage in a general solicitation or advertisement of the offer and sale of the Acquisition Shares or the Acquisition Options. No underwriters were involved with this issuance and sale of the Acquisition Shares or the Acquisition Options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 27, 2006, the Company held its Annual Meeting of Stockholders.  The matters considered at the meeting consisted of the following:

1.                  Election of William E. Foster and Ronald W. White as directors for three year terms.  The results of the voting were as follows:

	For	Withheld
William E. Foster	44,239,223	252,343
Ronald W. White	44,241,297	250,269

2.                  Ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.  The results of the voting were as follows:

	For	Against	Abstain	No-Vote
PricewaterhouseCoopers LLP	44,343,360	116,365	31,841	—

The following directors continued to serve as directors after the annual meeting of shareholders:  W. Frank King, Ph.D., Ofer Gneezy, Pamela D.A. Reeve and Robert P. Schechter.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form of NMS Communications Corporation Non-Qualified Stock Option Agreement for Openera Technologies, Inc. 2005 Equity Incentive Plan
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: August 9, 2006	By:	/S/ ROBERT P. SCHECHTER
Robert P. Schechter
President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: August 9, 2006	By:	/S/ HERBERT SHUMWAY
Herbert Shumway
Senior Vice President of Finance,
Chief Financial Officer and Treasurer