Form 10-Q
period 2006-09-30
NMS COMMUNICATIONS CORP
filed 2006-11-09
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock, $0.01 par value per share]	45,651,357 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$19,732	$51,212
Marketable securities	16,175	11,002
Accounts receivable, net of allowance for doubtful accounts of $813 at September 30, 2006 and $794 at December 31, 2005	15,177	16,895
Inventories	4,368	2,844
Prepaid expenses and other assets	3,029	4,092
Total current assets	58,481	86,045

Property and equipment, net	7,009	6,535
Goodwill	5,432	—
Other intangible assets, net	4,147	—
Other assets	1,227	723
Total assets	$76,296	$93,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,116	$4,855
Accrued expenses and other liabilities	8,085	10,394
Deferred revenue	5,197	3,959
Total current liabilities	18,398	19,208

Commitments and contingencies (Note M)

Common stock, $0.01 par value, 125,000,000 shares authorized at September 30, 2006 and December 31, 2005; 52,991,435 shares issued and 45,300,999 shares outstanding at September 30, 2006 and 48,412,589 shares issued and outstanding at December 31, 2005	530	484
Additional paid-in capital	427,756	414,939
Accumulated deficit	(344,576)	(337,760)
Accumulated other comprehensive loss	(3,067)	(3,568)
Treasury stock, at cost, 7,690,436 shares at September 30, 2006 and 0 shares at December 31, 2005	(22,745)	—
Stockholders’ equity	57,898	74,095
Total liabilities and stockholders’ equity	$76,296	$93,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$20,783	$30,271	$77,921	$77,790

Cost of revenues	8,358	10,083	27,535	28,995

Gross profit	12,425	20,188	50,386	48,795

Operating expenses:
Selling, general and administrative	11,124	10,078	37,070	28,364
Research and development	6,317	6,837	19,675	19,352
Restructuring and other related charges	1,308	—	1,308	—
Total operating expenses	18,749	16,915	58,053	47,716

Operating income (loss)	(6,324)	3,273	(7,667)	1,079

Other income (expense):
Interest income	459	465	1,540	1,174
Interest expense	(14)	(279)	(30)	(839)
Other	(109)	(69)	(591)	417
Other income, net	336	117	919	752

Income (loss) before income taxes	(5,988)	3,390	(6,748)	1,831

Income tax expense (benefit)	(113)	63	68	548

Net income (loss)	$(5,875)	$3,327	$(6,816)	$1,283

Basic earnings (loss) per share	$(0.12)	$0.07	$(0.14)	$0.03

Weighted average basic shares outstanding	47,570	47,976	49,052	47,688

Diluted earnings (loss) per share	$(0.12)	$0.07	$(0.14)	$0.03

Weighted average diluted shares outstanding	47,570	49,011	49,052	48,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flow from operating activities:
Net income (loss)	$(6,816)	$1,283
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	2,093	2,080
Accretion of marketable securities	(378)	(123)
Amortization of other intangible assets	853	—
Stock-based compensation	3,600	—
Loss on disposal of fixed assets	114	6
Amortization of debt issuance costs	—	124
Foreign exchange translation loss (gain) on inter-company debt	311	(377)
Changes in assets and liabilities:
Accounts receivable	2,310	(5,530)
Inventories	(1,524)	103
Prepaid expenses and other assets	904	(732)
Accounts payable	107	1,070
Accrued expenses and other liabilities	(4,446)	(1,525)
Deferred revenue	987	2,830
Net cash provided by (used in) operating activities	(1,885)	(791)
Cash flow from investing activities:
Purchases of property and equipment	(2,476)	(2,877)
Purchases of marketable securities	(23,580)	(38,153)
Proceeds from the maturity and sale of marketable securities	18,800	55,450
Cash acquired through acquisition of a business	42	—
Net cash (used in) provided by investing activities	(7,214)	14,420
Cash flow from financing activities:
Repayment of debt	(698)	—
Repurchase of stock	(23,332)	—
Proceeds from issuance of common stock	1,451	1,219
Net cash (used in) provided by financing activities	(22,579)	1,219
Effect of exchange rate changes on cash	198	(639)
Net (decrease) increase in cash and cash equivalents	(31,480)	14,209
Cash and cash equivalents, beginning of period	51,212	33,804
Cash and cash equivalents, end of period	$19,732	$48,013

Noncash transactions:
Acquisition of business:
Fair value of net tangible assets acquired for common stock, net of cash acquired	$3,291	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

A.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2006 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and the statements of cash flows for the nine-month periods ended September 30, 2006 and 2005 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”). The financial information included herein is unaudited. The consolidated balance sheet at December 31, 2005 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2005.

In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The financial statements should be read in conjunction with the consolidated financial statements and notes therein of the Company contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005. Certain disclosures related to reportable segments have been reclassified to conform to the current period’s presentation.

B.   STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, restricted stock and rights in employee stock purchase plans be recognized in the financial statements based on their fair values. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective transition method for implementing SFAS 123(R) and, accordingly, began recognizing compensation for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

 The following table presents the effect of recording stock-based compensation expense recognized under SFAS 123(R):

	Three months ended September 30,	Nine months ended September 30,
(In thousands, except per share data)	2006	2006
Stock-based compensation expense by type of award:
Stock options	$667	$1,888
Restricted stock	689	1,608
Employee Stock Purchase Plan	40	104
Total stock-based compensation	$1,396	$3,600

Effect on earnings per share
Decrease to basic and diluted	$0.03	$0.07

Effect of stock-based compensation on income by line item:
Cost of revenues	$22	$72
Selling, general and administrative	1,306	3,300
Research and development	68	228
Stock-based compensation expense	$1,396	$3,600

As a result of adopting SFAS 123(R), the Company’s net loss increased $1.4 million and $3.6 million for the three and nine months ended September 30, 2006, respectively. Basic and diluted loss per share for the three months ended September 30, 2006 was $0.03 lower due to the adoption of SFAS 123(R). Basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.07 lower due to the adoption of SFAS 123(R). The adoption of SFAS 123(R) did not have a material impact on the Company’s cash flows.

The Company estimates the fair value of each stock option award using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the three and nine months ended September 30, 2006, using a Black-Scholes valuation model were:

	Three months ended September 30,	Nine months ended September 30,
	2006	2006

Expected term(1)	3.25 to 3.5 years	3.25 to 3.5 years
Expected stock price volatility (2)	71 to 73%	71 to 77%
Risk-free interest rate(3)	4.7% to 5.2%	4.3% to 5.3%
Expected dividend yield	—	—

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

(3)             The risk-free interest rate for each grant is based on the interest rates of zero coupon U.S. Treasury Notes in effect at the time of grant for a period equal to the expected term of the stock option.

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan was determined using the Black-Scholes valuation model. The compensation expense is recorded over the period in which the awards are earned. During the three and nine months ended September 30, 2006 the Company recorded stock-based compensation expense based on an estimate of 70,000 shares to be issued under the Company’s Employee Stock Purchase Plan in the fourth fiscal quarter of 2006.

Proforma information for periods prior to adopting SFAS 123(R):

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB 25 and disclosed the pro-forma stock-based compensation and its impact on net loss and net loss per share in accordance with SFAS 123. The following table illustrates the effects on net loss and net loss per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Three months ended September 30,	Nine months ended September 30,
(In thousands, except per share data)	2005	2005
Net income as reported	$3,327	$1,283
Add: Stock-based employee compensation expense included in net income	—	—
Less: Total stock-based employee compensation expense determined under the fair value method	(1,512)	(5,018)
Pro forma net income (loss)	$1,815	$(3,735)
Net income (loss) per share:
Basic and Diluted net income per common share—as reported	$0.07	$0.03
Basic and Diluted net income (loss) per common share—pro-forma	$0.04	$(0.08)

In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company estimated the fair value of each stock option award using the Black-Scholes valuation model. Assumptions used to determine the fair value of options granted under SFAS 123 during the three and nine months ended September 30, 2005 were:

	Three months ended September 30,	Nine months ended September 30,
	2005	2005

Expected term	5 years	5 years
Expected stock price volatility	115%	115%
Risk-free interest rate	3.0%	3.0%
Expected dividend yield	—	—

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

1993 Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Stock Option Plan (the “1993 Plan”). The 1993 Plan permits both incentive and non-statutory options to be granted to employees, directors and consultants. Options granted under the 1993 Plan generally vest over 4 years. The terms of options granted under the 1993 Plan do not exceed 10 years. In March 1998, the Board of Directors adopted, and in April 1998 the Company’s stockholders approved, (i) an increase in the number of shares available under the 1993 Plan from 3,000,000 to 3,800,000 and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company’s common stock on the date of grant. In March 2000, the Board of Directors superseded the 1993 Plan with the Company’s 2000 Equity Incentive Plan (the “2000 Plan”) and no further grants under the 1993 Plan will be made. Options granted previously under the 1993 Plan will continue to be governed by the terms of the 1993 Plan. As of September 30, 2006, there were 464,000 options outstanding under the 1993 Plan. The outstanding options under the 1993 Plan were fully vested as of September 30, 2006.

1993 Non-Employee Directors Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”) which provides for the purchase of up to 240,000 shares of common stock pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. Options granted under the Directors Plan generally vest over 4 years. The terms of options granted under the Directors Plan do not exceed 10 years. In March 1996 the Board of Directors adopted, and in May 1996 the Company’s stockholders approved, (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted annually to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted, and in April 1999 the Company’s stockholders approved, an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Equity Incentive Plan and no further grants under the Directors Plan will be made. As of September 30, 2006, there were 105,000 options outstanding under the Directors Plan. The outstanding options under the Directors Plan were fully vested as of September 30, 2006. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan.

1995 Non-Statutory Stock Option Plan

In October 1995, the Company’s Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the “1995 Plan”). The 1995 Plan expired in October 2005. The exercise price of options outstanding under the 1995 Plan is not less than 100% of the fair market value of the Company’s common stock on the date of grant. Options outstanding under the 1995 Plan generally vest over 2 years. The terms of options granted under the 1995 Plan do not exceed 10 years. As of September 30, 2006, there were 2,039,780 options outstanding under the 1995 Plan.

2000 Equity Incentive Plan

In March 2000, the Company’s Board of Directors adopted, and in April 2000 the Company’s stockholders approved, the 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company’s common stock (collectively, “Stock Awards”) to employees, non-employee directors and consultants. On April 28, 2005, the Company’s stockholders approved amendments to the 2000 Plan to (i) increase the number of shares which may be issued under the 2000 Plan by 2,050,000 shares, (ii) eliminate the Company’s ability to grant non-statutory stock options at an exercise price less than fair market value of the Company’s common stock on the date of grant and (iii) amend certain other terms and conditions of the 2000 Plan. The aggregate number of shares which may be issued under the 2000 Plan, as amended, is 7,050,000 plus any shares of the Company’s common stock covered by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of options granted pursuant to the 2000 Plan may not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan generally vest over 2 years except that, options granted to new hires generally vest over 3 years. The terms of options granted under the 2000 Plan do not exceed 10 years. The terms of options granted during the nine months ended September 30, 2006 do not exceed 5 years. As of September 30, 2006, there were 4,951,942 options outstanding under the 2000 Plan.

2003 Employee Stock Purchase Plan

In March 2003, the Board of Directors adopted, and in April 2003 the Company’s stockholders approved, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. The Company has reserved 750,000 shares for the Purchase Plan. The Company issued 66,893 shares under the Purchase Plan during the nine months ended September 30, 2006.

2005 Openera Plan

In connection with the acquisition of Openera Technologies, Inc. (“Openera”) on February 24, 2006, the Company assumed the Openera 2005 Equity Incentive Plan (the “Openera Plan”). The Openera Plan provides for the grant of incentive stock options to employees and non-statutory stock options to employees, non-employee directors and advisors and consultants. A total of 762,065 shares may be issued under the Openera Plan. The exercise price of incentive stock options granted pursuant to the Openera Plan may not be less than the fair market value of the company’s common stock on the date of grant. Options granted under the Openera Plan generally vest over 2 years except that, options granted to new hires generally vest over three years. The terms of options granted under the Openera Plan do not exceed 10 years. The terms of options granted during the nine months ended September 30, 2006 do not exceed 5 years. As of September 30, 2006, there were 406,570 options outstanding under the Openera Plan.

A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2005	7,679,308	$4.90
Granted	2,101,005	2.94
Exercised	(736,368)	1.70
Cancelled	(1,076,653)	6.62
Outstanding, September 30, 2006	7,967,292	$4.44
Exercisable at September 30, 2006	4,926,498	$5.19

During the nine months ended September 30, 2006, the Company granted 1,731,830 options with exercise prices equal to the fair market value of the Company’s common stock on the grant date. In connection with the acquisition of Openera, the Company issued 369,175 options with exercise prices less than fair market value of the Company’s common stock on the grant date. The exercise prices of such options ranged from $0.01 to $0.03 per option. Options granted during the nine months ended September 30, 2006 had a weighted average grant date fair value of $2.94.

At September 30, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $4.0 million and $2.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $1.5 million.

At September 30, 2006, unrecognized compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.6 million, which is expected to be recognized over a weighted average period of 2.6 years.

The Company’s non-vested stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of Options	Weighted Average Fair Value

Non-vested options at December 31, 2005	2,127,391	$3.27
Granted	1,953,335	3.60
Vested	(625,836)	3.08
Forfeited	(414,096)	3.20
Non-vested options at September 30, 2006	3,040,794	$3.24

As described in Note D, the Company granted options to purchase 369,175 shares of its common stock in connection with the acquisition of Openera. The options vest 40% at the time of acquisition and 20% at the 12, 24 and 30 month anniversaries of the acquisition date (February 24, 2006). Options to purchase 147,670 shares were vested at the acquisition date.

As described in Note D, the Company issued 3,977,518 restricted shares of common stock in connection with the acquisition of Openera. The shares vest 40% at the time of acquisition and 20% at the 12, 24 and 30 month anniversaries of the acquisition date (February 24, 2006). A total of 1,591,007 shares vested at the acquisition date. The following table summarizes the activity associated with the unvested restricted shares of common stock issued in connection with the Openera acquisition for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Issuance Fair Value
Non-vested restricted shares at December 31, 2005	—	$—
Issued in connection with the Openera acquisition	2,386,511	3.91
Vested	—	—
Forfeited or cancelled	—	—
Non-vested restricted shares at September 30, 2006	2,386,511	$3.91

At September 30, 2006, unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock was $5.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

C.   EARNINGS (LOSS) PER SHARE

The following table provides the basic and diluted income (loss) per share computations in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands except per share data)
Numerator:
Net income (loss)	$(5,875)	$3,327	$(6,816)	$1,283

Denominator:
Weighted average basic shares outstanding	47,570	47,976	49,052	47,688

Dilutive stock options	—	1,035	—	771

Weighted average diluted shares outstanding	47,570	49,011	49,052	48,459

Basic earnings (loss) per share	$(0.12)	$0.07	$(0.14)	$0.03

Diluted earnings (loss) per share	$(0.12)	$0.07	$(0.14)	$0.03

The number of options that were excluded from the calculation of diluted earnings (loss) per common share, as their inclusion would have been anti-dilutive, for the three months ended September 30, 2006 and 2005 was 6,305,590 and 4,252,793, respectively. The number of options that were anti-dilutive for the nine months ended September 30, 2006 and 2005 was 5,440,172 and 3,855,376, respectively. All of the Company’s outstanding options were anti-dilutive for the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2005 due to the net loss position of the Company.

D.   ACQUISITIONS

Effective February 24, 2006, the Company acquired Openera Technologies, Inc. a Delaware corporation with operations based primarily in Bangalore, India (“Openera”), for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and liabilities assumed of $2.7 million.

 Openera is a provider of mobile application handset solutions for converged mobile networks. Openera has developed a set of applications aimed at Internet Protocol Multimedia Subsystems (IMS) and peer-to-peer communications services. These applications include peer-to-peer video, push-to-talk over cellular, active phonebook, instant message and location-based services. Openera was allocated into the Mobile Applications (MA) business unit of the Company.

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

	Shares	Fair Value
		(In thousands)
Shares issued to employees	3,301,747	$12,923
Shares issued to non-employees	675,771	2,645
Total shares issued	3,977,518	$15,568

Shares issued and included in the purchase price of Openera	1,996,471	$7,814
Shares issued and excluded from the purchase price of Openera	1,981,047	7,754
Total shares issued	3,977,518	$15,568

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

	Options	Fair Value
		(In thousands)
Options granted and included in the purchase price of Openera	147,670	$577
Options granted and excluded from the purchase price of Openera	221,505	865
Total options granted	369,175	$1,442

The value of the vested portion of the shares and options issued in connection with the acquisition was recorded as part of the purchase price. The unvested portion is being amortized as compensation expense ratably over the 30-month period following the date of acquisition.

The acquisition was accounted for as a purchase business combination. Accordingly, the results of the operations of Openera were included with those of the Company for periods subsequent to the date of acquisition. Pro forma results of operations are not presented as the acquisition of Openera was determined not to be significant to the Company’s condensed consolidated financial statements at the time of the transaction. The Company has preliminarily allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on February 24, 2006. The allocation of the purchase price is preliminary because final analysis of the deferred revenue is not yet complete. The final analysis is expected to be complete in the fourth quarter of 2006.

The following table presents the allocation of the purchase price and the lives of the acquired intangible assets.

	Amount	Estimated Life (In years)
	(In thousands)
Consideration exchanged:
Fair value of restricted shares issued	$7,814
Fair value of stock options issued	577
Transaction costs	361
	8,752
Liabilities assumed	2,725
Total purchase price	11,477

Less estimated fair value of identifiable assets acquired:
Cash and cash equivalents	42
Accounts receivable	593
Prepaid expenses and other current assets	217
Fixed assets	198
Core technology	4,000	1.8 - 4.8
Customer relationships	1,000	6.8
Other assets	9
Total assets acquired	6,059

Goodwill	$5,418

In connection with the Openera acquisition, the Company assumed short-term debt of $0.7 million and repaid the obligation in March 2006. There were no expenses associated with the retirement of the debt for the three or nine months ended September 30, 2006.

E.   GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets acquired in the acquisition of Openera include goodwill, core technology and customer relationships. All of the Company’s intangible assets, except for goodwill are subject to amortization over their estimated useful lives.

The following table sets forth activity related to goodwill during the first nine months of 2006:

(In thousands)	September 30, 2006
Goodwill at December 31, 2005	$—
Goodwill from purchase of Openera	5,561
Additions (reductions) to goodwill	(143)
Effect of foreign exchange	14
Goodwill at September 30, 2006	$5,432

The components of other intangible assets are as follows as of September 30, 2006:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets:
Core technology	$ 4,000	$ (783)	$ 3,217
Customer relationships	1,000	(70)	930
Other intangible assets	$ 5,000	$ (853)	$ 4,147

The following table presents amortization expense of the core technology, which is included in “Cost of revenues”, and customer relationships, which are included in “Selling, general and administrative expenses.”

	Three months ended September 30,	Nine months ended September 30,
(In thousands)	2006	2006
Cost of revenues	$ 335	$ 783
Selling, general and administrative	30	70
	$ 365	$ 853

Intangible asset amortization for three and nine months ended September 30, 2006 was $365,000 and $853,000, respectively. There was no intangible asset amortization for the three and nine months ended September 30, 2005. The following table summarizes the expected remaining amortization of acquired other intangible assets as of September 30, 2006:

Fiscal Year	Expected Amortization Expense
(In thousands)
2006 (remainder)	$ 365
2007	1,168
2008	1,044
2009	778
2010	522
Thereafter	270
$ 4,147

At September 30, 2006, all of the Company’s goodwill of $5.4 million and other intangible assets of $4.1 million were allocated to the Mobile Applications business unit.

F.   RESTRUCTURING AND OTHER RELATED CHARGES

In September, 2006 the Company eliminated 17 employee positions and closed its engineering facility in Red Bank, New Jersey, which resulted in the recording of restructuring and other related charges of $1.3 million. These charges consist of $0.8 million of involuntary severance related costs, approximately $0.4 million of lease termination and approximately $0.1 million of fixed asset write-offs.

The following table sets forth activity during the first nine months of 2006, related to restructuring actions taken in fiscal years 2002, 2003 and 2006:

	As of September 30, 2006
(In thousands)	Employee Related	Facility Related	Fixed Asset Write-offs	Total
Restructuring accrual balance at December 31, 2005	$ —	$ 916	$ —	$ 916
Restructuring and other related charges	788	414	106	1,308
Cash payments	(126)	(346)	—	(472)
Non-cash utilization	—	—	(106)	(106)
Restructuring accrual balance at September 30, 2006	$ 662	$ 984	$ —	$ 1,646

The remaining accrual balances include employee related charges which are expected to be settled in cash during the fourth quarter of 2006 and facility related charges which are expected to be settled in cash over the next three years.

G.    BUSINESS AND CREDIT CONCENTRATION

At September 30, 2006, Ericsson, represented 16% of the Company’s outstanding net accounts receivable. At December 31, 2005, Lucent and Ericsson represented 26% and 17%, respectively, of the Company’s outstanding net accounts receivable balance.

There were no customers representing more than 10% of the Company’s revenues for the three months ended September 30, 2006. Lucent represented 15% of the Company’s revenues for the nine months ended September 30, 2006. Lucent and Cisco Systems, Inc. represented 29% and 14%, respectively of the Company’s revenue for the three months ended September 30, 2005. Lucent represented 21% of the Company’s revenues for the nine months ended September 30, 2005.

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

Investments in marketable securities consist of the following:

	As of September 30, 2006
	(In thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market fund	$ 356	—	—	$ 356
Certificate of deposit	1,000	—	—	1,000
U.S. government and agency bonds	20,662	6	(5)	20,663
	22,018	6	(5)	22,019

Included in cash and cash equivalents	5,843	1	—	5,844

Marketable securities	$ 16,175	$ 5	$ (5)	$ 16,175

	As of December 31, 2005
	(In thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market fund	$ 5,063	$ —	$ —	$ 5,063
U.S. government and agency bonds	36,688	3	(15)	36,676
	41,751	3	(15)	41,739

Included in cash and cash equivalents	30,734	3	—	30,737

Marketable securities	$ 11,017	$ —	$ (15)	$ 11,002

As of September 30, 2006 and December 31, 2005, all marketable securities were due to mature within one year.

For the three months ended September 30, 2006 and 2005, proceeds from the maturity of marketable securities were $11.9 million and $11.5 million, respectively. For the three months ended September 30, 2006 and 2005, there were no gross realized gains or losses from the sale of securities.

For the nine months ended September 30, 2006 and 2005, proceeds from the maturity of marketable securities were $18.8 million and $55.5 million, respectively. For the nine months ended September 30, 2006 and 2005, there were no gross realized gains or losses from the sale of securities.

I.   INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
(In thousands)	2006	2005
Raw materials	$ 299	$ 490
Work in process	182	228
Finished goods	2,372	658
Inventory at customer sites	1,515	1,468
	$ 4,368	$ 2,844

Inventory at customer sites represents inventory associated with product that has been shipped to customer locations but not yet been accepted by the customer.

J.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company has organized the Company’s product management and development activities around specific target markets. The Company’s Platform Solutions (PS) business unit focuses on systems building blocks or enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators. The PS business unit also manages the Company’s voice quality systems (VQS) product lines, as the Company increasingly sees these technologies being delivered to customers as systems building blocks or enabling technologies. The Mobile Applications (MA) business unit is aimed at delivering mobile solutions and related services to mobile operators and the Network Infrastructure (NI) business unit is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure. Corporate and unallocated costs include corporate marketing expenses and expenses related to the general and administrative functions of the Company and all charges and expenses related to intangible assets and restructuring. All periods presented have been retroactively restated to reflect current segment presentation.

As of September 30, 2006, the Company had operations established in 12 countries outside the United States and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table presents the Company’s revenues and operating income (loss), by business unit and by geography. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. For the three and nine months ended September 30, 2006 and 2005, the income(loss) from operations for the Mobile Applications business unit and “Americas” includes all acquisition related amortization expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Revenues
Platform Solutions	$ 17,597	$ 29,024	$ 68,558	$ 72,968
Mobile Applications	2,199	1,235	6,513	4,066
Network Infrastructure	987	12	2,850	756
Total revenues	$ 20,783	$ 30,271	$ 77,921	$ 77,790

Operating income (loss)
Platform Solutions	$ 5,675	$ 11,425	$ 25,906	$ 25,594
Mobile Applications	(3,323)	(2,341)	(9,816)	(6,679)
Network Infrastructure	(2,594)	(2,750)	(6,329)	(8,018)
Corporate and unallocated costs	(6,082)	(3,061)	(17,428)	(9,818)
Total operating income (loss)	$ (6,324)	$ 3,273	$ (7,667)	$ 1,079

Long-lived assets
Platform Solutions	$ 1,269	$ 1,291	$ 1,269	$ 1,291
Mobile Applications	10,094	420	10,094	420
Network Infrastructure	466	848	466	848
Corporate and unallocated assets	4,759	4,371	4,759	4,371
Total long-lived assets	$ 16,588	$ 6,930	$ 16,588	$ 6,930

Revenues by geographic area
Americas	$ 8,867	$ 13,284	$ 30,900	$ 29,811
Europe, Middle East and Africa	6,693	4,472	22,276	17,401
Asia	5,223	12,515	24,745	30,578
Total revenues	$ 20,783	$ 30,271	$ 77,921	$ 77,790

Operating income (loss) by geographic area
Americas	$ (9,982)	$ (3,843)	$ (28,088)	$ (18,141)
Europe, Middle East and Africa	2,241	151	7,525	1,598
Asia	1,417	6,965	12,896	17,622
Total operating income (loss)	$ (6,324)	$ 3,273	$ (7,667)	$ 1,079

Long-lived assets by geographic area
Americas	$ 6,177	$ 6,686	$ 6,177	$ 6,686
Europe, Middle East and Africa	483	98	483	98
Asia	349	146	349	146
Total long-lived assets	$ 7,009	$ 6,930	$ 7,009	$ 6,930

K.   COMPREHENSIVE INCOME (LOSS)

The following table presents the Company’s comprehensive income (loss) for the stated periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Net income (loss)	$(5,875)	$3,327	$(6,816)	$1,283
Other comprehensive income (loss) items:
Foreign currency translation adjustment	140	(152)	488	(1,043)
Net change in unrealized gain (loss) on marketable securities	25	26	13	81
Comprehensive income (loss)	$(5,710)	$3,201	$(6,315)	$ 321

L.  EQUITY

On April 27, 2006, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s common stock by the end of 2006. As of September 30, 2006, the Company had repurchased 550,000 shares for an aggregate purchase price of $2.3 million. The intent of the repurchase program is to offset the otherwise dilutive effect of stock option grants. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations.

On May 2, 2006, the Company purchased 275,212 shares of the Company’s common stock for $0.8 million from Intel Pacific, Inc. (“Intel”). These shares were originally issued to Intel by the Company in connection with the acquisition of Openera in exchange for shares of Openera’s Series A Convertible Preferred Stock owned by Intel.

On July 25, 2006, the Company’s Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s common stock by March 31, 2007. The program supersedes the share repurchase program previously authorized in April 2006 for the repurchase of up to 1,100,000 shares of the Company’s common stock. Repurchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. As of September 30, 2006 the Company had repurchased 7,690,436 shares of its common stock for an aggregate purchase price of $20.2 million, which includes $0.2 million of transaction costs.

M.   COMMITMENTS AND CONTINGENCIES

Guarantees

The Company’s hardware products are generally sold with an 18-24 month parts and labor warranty. The warranty liability is based on historical experience by product, configuration and geographic region.

Changes in the aggregate warranty liability were as follows:

	Nine months ended September 30,
	2006	2005
Beginning balance	$ 370	$ 342
Provisions for warranties	45	285
Fulfillment of warranties during the period	(100)	(162)
Ending balance	$ 315	$ 465

Litigation

The Company is party to various legal proceedings incidental to its business. However, the Company has no material legal proceedings currently pending which are expected to have a material effect on the Company’s financial statements.

Purchase Commitments

The Company’s agreement with Plexus, a third party contract manufacturer, requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At September 30, 2006, the Company had satisfied the eight turn goal in all preceding quarters. As such, the Company has not included any amounts in the table of contractual obligations related to a commitment with Plexus at September 30, 2006. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. Plexus is the Company’s only third party contract manufacturer. As such, NMS is not party to any other such arrangements.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of the provisions of SAB 108 is not expected to have a material impact on the Company’s financial position or results of operations.

O.   SUBSEQUENT EVENT

On November 7, 2006, the Board of Directors of the Company approved Management’s plan to terminate approximately 40 employees prior to the end of 2006. The Company expects this action, which are part of its ongoing efforts to optimize its product development activities and reduce its overall cost structure, will have no material impact on any of its customers or products.

In connection with this action, the Company expects that during the fourth quarter of 2006 it will incur and recognize total restructuring costs of approximately $1.2 million to $1.5 million, comprised principally of employee termination costs. Substantially all of the foregoing costs will result in future cash expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company operates in the large and rapidly evolving telecommunications industry. Our products include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer. We sell our products through channel partners, distributors, and system integrators and directly to end users. We have established businesses in North America (which includes business in Latin America), Europe, the Middle East, Africa (EMEA) and Asia. Our products are manufactured by a third party manufacturer, Plexus. We frequently monitor our inventory to ensure optimum efficiency at Plexus. We have a supporting team of engineers developing and researching new products and technologies. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP. We also employ marketing and administrative personnel to support our business. Management monitors the revenues and costs of the business to ensure alignment with the current business and financial objectives. Management continually monitors the activities of our competitors and analyzes the future of our industry to appropriately align our business focus. Management also reviews the risks presented by the volatile telecommunications industry to ensure our actions are within the scope of our objectives.

In order to achieve focus and domain knowledge in the market segments where we choose to compete, we have organized our product management and development activities around specific target markets. Our Platform Solutions (PS) business unit focuses on systems building blocks or enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators. The PS business unit also manages our voice quality systems (VQS) product lines, as we increasingly see these technologies being delivered to customers as systems building blocks or enabling technologies. The Mobile Applications (MA) business unit, previously referred to as Network Solutions (NS), is aimed at delivering mobile solutions and related services to mobile operators, and the Network Infrastructure (NI) business unit is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure.

During the three months ended September 30, 2006 we experienced a decline in revenue, as described more fully below, as compared to the three month period ended September 30, 2005, primarily due to a decrease in demand for our PS products. We are in the process of implementing decisive cost-cutting actions to respond to the revenue decline. As described in Note O in the Notes to the Unaudited Condensed Consolidated Financial Statements, we have made the decision to terminate approximately 40 employees that will result in a restructuring charge during the fourth quarter of 2006. The restructuring charge is expected to be in the range of $1.2 million to $1.5 million. Revenues for the nine months ended September 30, 2006 remained flat in comparison to the nine month period ended September 30, 2005. Net loss for the three and nine month periods ended September 30, 2006 was $5.9 million and $6.8 million, respectively.  As noted in Note B in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, effective January 1, 2006 we adopted the provisions of SFAS 123(R), which resulted in stock-based compensation expense of $1.4 million and $3.6 million for the three and nine month periods ended September 30, 2006, respectively. Prior periods presented do not reflect stock-based compensation expense. As described in Note F in the Notes to the Unaudited Condensed Consolidated Financial Statements, we incurred $1.3 million of restructuring and other related charges associated with the closure of our New Jersey office in the third quarter of 2006.

As part of our strategy to grow revenues in the area of mobile applications, on February 24, 2006, we purchased Openera Technologies, Inc. (“Openera”). Openera, whose operations are based primarily in Bangalore, India, is a provider of mobile application handset solutions for converged mobile networks. In connection with the acquisition, we issued 3,977,518 shares of our common stock, approximately 51% of which will vest over the 30-month period following the closing contingent on the continued employment of certain key employees of Openera over the same period. In addition, we issued options to certain employees of Openera to purchase an aggregate of 369,175 additional shares of our Common Stock.

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

Stock-based Compensation Expense

Effective January 1, 2006, we adopted, on a modified prospective transition method, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Employee Stock Purchase Plan, restricted stock and deferred stock units based on fair values. Our financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations during the nine-month period ending September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123.

During the three and nine months ended September 30, 2006, total stock-based compensation expense, before taxes on earnings, was $1.4 million and $3.6 million, respectively. During the nine months ended September 30, 2005, there was no stock-based compensation expense related to stock options or employee stock purchases recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. See Note B of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

As of September 30, 2006, there was $2.6 million of total unrecognized compensation expense related to unvested stock options granted and employee stock purchases under the 1995 Non-Statutory Stock Option Plan, the 2000 Equity Incentive Plan, the 2003 Employee Stock Purchase Plan and the 2005 Openera Plan (together, the “Employee Stock Plans”). This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years. As of September 30, 2006, there was $5.3 million of total unrecognized compensation expense related to restricted stock issued in connection with the acquisition of Openera. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
PS	$17.6	84.7%	$29.1	95.9%	(39.4)%	$68.6	88.0%	$73.0	93.8%	(6.0)%
MA	2.2	10.6	1.2	4.1	78.0	6.5	8.4	4.1	5.2	60.2
NI	1.0	4.7	—	—	—	2.8	3.6	0.7	1.0	276.8%
Total revenues	$20.8	100.0%	$30.3	100.0%	(31.3)%	$77.9	100.0%	$77.8	100.0%	0.2%

We experienced a decrease in PS business unit revenue in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The change resulted from a 17.5% decrease in sales of our traditional platforms products due in part to lower sales through our U.S. and European channel partners and an 80.0% decrease in our VQS products and services sales as described below. This decrease was partially offset by increases in our MA and NI business unit revenues. Revenues for the nine months ended September 30, 2006 increased slightly compared to the nine month period ended September 30, 2005.  The slight increase was the result of an increase in revenue from our traditional board products during the first two quarters of 2006, offset by decreases of sales in our VQS products and lower demand of the traditional board products in the third quarter of 2006. Sales of our VQS products and services decreased in the third quarter of 2006 compared to the third quarter of 2005 based primarily on deployments of our products in the 3G network of a major Japanese operator. This deployment started in the second quarter of 2005 and has diminished through 2006. Sales to this customer are made through a reseller agreement with Lucent Technologies Inc. (“Lucent”) which will expire on December 31, 2006.  Over time, we expect voice quality infrastructure to be incorporated in other carrier infrastructure equipment and as a result most of our new business development activities for the VQS products are targeted at equipment OEMs.

During the third quarter of 2006 we recorded $2.2 million of revenue in our MA business unit from sales of our MyCaller products and services as compared to $1.2 million in the third quarter of 2005.  We continued to see growth in the MA business unit through new operator deployments around the world.   The continued adoption of the MyCaller products have led to revenue of $6.5 million for the nine months ended September 30, 2006 as compared to $4.1 million for the nine months ended September 30, 2005.

We experienced growth in the NI business unit for the three and nine months ended September 30, 2006 as compared to the three and nine month periods ended September 30, 2005. In 2006, we continued to focus our sales efforts on emerging markets and have signed agreements with channel partners to assist with the execution of our strategy.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Americas	$8.9	42.7%	$13.3	43.9%	(33.2)%	$30.9	39.7%	$29.8	38.3%	3.7%
Europe, Middle East and Africa	6.7	32.2	4.5	14.8	49.7	22.3	28.5	17.4	22.4	28.0
Asia	5.2	25.1	12.5	41.3	(58.3)%	24.7	31.8	30.6	39.3	(19.1)%
Total Revenues	$20.8	100.0%	$30.3	100.0%	(31.3)%	$77.9	100.0%	$77.8	100.0%	0.2%

Revenue from the Americas and Asia markets decreased during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due primarily to a decrease in sales of our traditional PS products and our VQS products. For the nine months ended September 30, 2006, we experienced growth in Americas revenue due to an increase in sales of our PS products in the first two quarters of 2006. The Asia market experienced decline in both the three and nine months ended September 30, 2006, as the Japanese mobile operator completed its deployment of our products in its 3G network, as described more fully above. Revenue from Europe, the Middle East and Africa increased in both the three and nine months ended September 30, 2006 due to growth in the sales of our Mobile Applications and Network Infrastructure products.

Gross Profit and Cost of Revenues

Cost of revenues consists primarily of product cost, cost of services provided to our customers and overhead associated with testing and fulfillment operations. The Company’s manufacturing process is outsourced to a contract manufacturer. In the three and nine months ended September 30, 2006, the amortization of acquired intangible assets and stock-based compensation expense was included in cost of revenues.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Revenues	$20.8	100.0%	$30.3	100.0%	(31.3)%	$77.9	100.0%	$77.8	100.0%	0.2%
Cost of revenues	8.4	40.2	10.1	33.3	(17.1)%	27.5	35.3	29.0	37.3	(5.0)%
Gross profit	$12.4	59.8%	$20.2	66.7%	(38.5)%	$50.4	64.7%	$48.8	62.7%	3.3%

We experienced a decrease in gross profit margin in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to a decrease in third quarter sales as described above. We experienced an improvement in gross profit margin during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to higher product margins associated with change in product mix. We expect gross profit as a percent of revenue to decline due to an increase in MyCaller and AccessGate sales, which carry lower product margins than our PS products, and a continued decline in the sales of our VQS products.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Product	$6.0	28.9%	$7.7	25.3%	(21.6)%	$20.3	26.0%	$20.4	26.2%	(0.7)%
Service	1.3	6.0	1.4	4.7	(12.9)%	3.7	4.8	5.3	6.8	(29.5)%
Overhead	0.8	3.7	1.0	3.3	(22.3)%	2.7	3.5	3.3	4.3	(16.8)%
Amortization of intangibles	0.3	1.6	—	—	—	0.8	1.0	—	—	—
Total Cost of Revenues	$8.4	40.2%	$10.1	33.3%	(17.1)%	$27.5	35.3%	$29.0	37.3%	(5.0)%

Service costs, which represent primarily pre and post sales technical support activities, decreased as a result of a change in headcount. Substantially all manufacturing activities are outsourced to a contract manufacturer. In connection with the acquisition of Openera in February 2006, during the three and nine month period ending September 30, 2006 we recognized $0.3 million and $0.8 million, respectively, in amortization expense related to core technology acquired from Openera.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. In the three and nine month periods ended September 30, 2006, the amortization of acquired customer relationships from Openera and stock-based compensation expense were included in selling, general and administrative expenses.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Selling, general and administrative expenses	$11.1	53.5%	$10.1	33.3%	10.4%	$37.1	47.6%	$28.4	36.5%	30.7%

Selling, general and administrative expenses increased during the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005. The increase for the three months ended September 30, 2006 was primarily comprised of $0.3 million in increased compensation related to headcount and sales commissions, $1.2 million of stock-based compensation expense due to the adoption of SFAS 123(R) and the Openera acquisition, $0.2 million in miscellaneous general and administrative expenses offset by a $0.7 million reversal of bonus accrual that was recorded in the first quarter of 2006. The primary components of the increase for the nine months ended September 30, 2006 were $3.9 million related to increased headcount and sales commissions, $3.2 million of stock-based compensation expense due to the adoption of SFAS 123(R) and the Openera acquisition, $1.0 million of travel expenses and $0.6 million of marketing expenses. We expect quarterly selling, general and administrative spending to increase throughout the remainder of 2006 due to the amortization of intangible assets and stock-based compensation.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred. In the three and nine month periods ended September 30, 2006, non-cash compensation was included in research and development costs.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Research and development expenses	$6.3	30.4%	$6.8	22.6%	(7.6)%	$19.7	25.3%	$19.3	24.9%	1.7%

Our research and development spending decreased during the three month period ended September 30, 2006 in comparison to the three month period ended September 30, 2005. This decrease was primarily attributable to a decrease in personnel costs and a $0.3 million reversal of bonus accrual that was recorded in the first quarter of 2006. Our research and development spending increased during nine month periods ended September 30, 2006 in comparison to the nine month periods ended September 30, 2005. The increase is partially attributed to an increase in headcount due to the acquisition of Openera. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, radio access networks and emerging IP-based services, including VoIP. We are currently investing research and development expenditures in product extensions to our CG and TX board families, next generation board and related software offerings incorporating for example, video capabilities, our recently announced Vision series of application ready media servers, and our more recent product families, MyCaller and AccessGate, with the expectation that these products will contribute to future revenues and growth. During the three and nine month periods ended September 30, 2006 we invested approximately $3.0 million and $9.1 million, respectively, in the MyCaller and AccessGate products. In the remainder of 2006, we expect research and development spending to decrease due to decreases in payroll related costs. We expect to continue to invest in existing and new products.

Restructuring and Other Related Charges

In order to reduce facility and labor costs and optimize the Company’s product development activities, the Company eliminated 17 employee positions and ceased using its Red Bank, NJ facility, which resulted in the recording of restructuring and other related charges of $1.3 million. We expect to realize annual costs savings of approximately $2.6 million, which consists of $0.5 million of reduced facility related costs and $2.1 of personnel related costs, due to the closing of the facility. The following table illustrates the components of the restructuring and other related charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Involuntary severance related costs	$0.8	$—	$0.8	$—
Lease termination costs	0.4	—	0.4	—
Write-down of fixed assets	0.1	—	0.1	—
Total restructuring and other related charges	$1.3	$—	$1.3	$—

As described previously, we have decided to terminate approximately 40 employees that will result in a restructuring charge during the fourth quarter of 2006. The restructuring charge is expected to be in the range of $1.2 million to $1.5 million.

Other Income, Net

Other income, net consists primarily of interest income, interest expense and foreign currency translation gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Interest income	$0.4	$0.4	$1.5	$1.2
Interest expense	—	(0.2)	—	(0.8)
Other	(0.1)	(0.1)	(0.6)	0.4
Other income (expense), net	$0.3	$0.1	$0.9	$0.8

The increase in interest income is attributable to a rise in interest rates in 2006. The decrease in interest expense in the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005 is attributable to the repurchase and retirement of outstanding convertible debt throughout 2005. There was no third-party debt outstanding during the quarter ended September 30, 2006. Included in Other Income, net in the three and nine months ended September 30, 2006, are $0.1 million and $0.3 million, respectively, of foreign exchange expense related to the remeasurement of our inter-company debt.

Income Tax Expense (Benefit)

Income tax expense is primarily due to foreign taxes incurred by our foreign subsidiaries and for the three and nine month periods ended September 30, 2006 and 2005 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Income tax expense (benefit)	$(0.1)	$0.1	$0.1	$0.5

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $149.4 million at September 30, 2006. Under the provision of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which may be used in future years. These carryforwards will begin to expire in 2006 if unutilized. We also had foreign net operating loss carryforwards of approximately $36.9 million. As of September 30, 2006, we had approximately $6.6 million of tax credits in the U.S. that are composed of federal research and development credits, foreign tax credits and state and local credits. These credits will begin to expire in 2006 if unutilized. In addition, we had Canadian investment tax credits of approximately $3.5 million. These credits begin to expire in 2014 if unutilized.

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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 30, 2006	December 31, 2005
Cash, cash equivalents and marketable securities	$35.9	$62.2
Working capital	$40.1	$66.8

As of September 30, 2006, our liquid assets included cash, cash equivalents and marketable securities of $35.9 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures, share repurchases and additional potential acquisitions. The majority of our liquid assets are invested in short-term marketable securities. We had no significant capital spending or purchase commitments other than facility leases and open purchase orders in the ordinary course of business.

During the third quarter of 2006, the Company closed its engineering facility in New Jersey related to its Platform Solutions business unit and terminated approximately 17 employees, in order to optimize product development. We will use approximately $1.3 million to settle severance and facilities related costs through the fourth quarter of 2006.

During the nine months ended September 30, 2006, we incurred $0.4 million in cash acquisition costs and we repaid $0.7 million in acquired debt associated with the Company’s acquisition of Openera in February 2006. We used $23.3 million to repurchase 7.7 million shares of the Company’s common stock during the nine months ended September 30, 2006.

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

	For the nine months ended September 30,
(In millions)	2006	2005
Net cash provided by (used in):
Operating activities	$(1.9)	$(0.8)
Investing activities	$(7.2)	$14.4
Financing activities	$(22.6)	$1.2

The principal driver of the decrease in cash flow from operating activities is net income (loss), which decreased $8.1 million from a net income of $1.3 million for the nine months ended September 30, 2005 to a net loss of $6.8 million for the nine months ended September 30, 2006. Depreciation and amortization were higher in the nine months ended September 30 2006, in comparison to the nine months ended September 30, 2005, as a result of the acquisition of Openera. As noted previously, revenue for the nine months ended September 30, 2006 remained flat in comparison to the nine months ended September 30, 2005. As of September 30, 2006 and 2005 days sales outstanding (DSO) were 66 days and 59 days, respectively. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. For some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized. These shipments have contributed to the increase in inventory at customer sites in the first nine months of 2006. As MyCaller and AccessGate revenues become a larger proportion of overall revenues, both the deferred revenue and the inventory at customer sites is expected to grow and affect cash flows accordingly. Finally, we used $23.3 million during the nine months ended September 30, 2006 to repurchase shares of our common stock.

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

	Remaining Payments Due by Period
	(In thousands)
Contractual Obligations	2006	2007	2008	2009	2010	2011	Thereafter	Total
Property and equipment leases	$1,127	$4,573	$3,866	$3,488	$3,164	$3,217	$2,170	$21,605
Open purchase orders	6,885	—	—	—	—	—	—	6,885
Total contractual obligations	$8,012	$4,573	$3,866	$3,488	$3,164	$3,217	$2,170	$28,490

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (‘GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of the provisions of SAB 108 is not expected to have a material impact on the Company’s financial position or results of operations.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “we may”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness or decline in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors, a failure to, or a delay in effectively integrating businesses we acquire with our business, and other risks. These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in our 2005 Annual Report on Form 10-K.

Our financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at September 30, 2006 and December 31, 2005. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity. There was no third-party debt outstanding either as of September 30, 2006 or as of December 31, 2005.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 25, 2006, the Company’s Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s common stock by March 31, 2007 (the “July Program”).  The July Program, which as publicly announced on July 27, 2006, superseded the stock repurchase program previously authorized by the Board of Directors on April 27, 2006 for the repurchase of up to 1,100,000 shares of the Company’s common stock by December 31, 2006 (the “April Program”).  All repurchases under the July Program and the April Program were made in open-market transactions.

On May 2, 2006, the Company repurchased 275,212 shares of the Company’s common stock in a privately negotiated transaction for $0.8 million from an entity that had acquired those shares in connection with the Company’s acquisition of Openera.  This transaction was not pursuant to the publicly announced stock repurchase programs described above.

Our stock repurchase activity for each of the months in the nine month period ended September 30, 2006 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 2006	—		—	—	1,100,000 shares
May 2006	825,212	*	$3.79	550,000	550,000 shares
June 2006	—		—	—	550,000 shares
July 2006	—		—	—	$20,000,000
August 2006	3,017,200		$2.66	3,017,200	$11,943,062
September 2006	4,046,573		$2.93	4,046,573	$—

*                    275,212 of these shares were repurchased in a privately negotiated transaction not part of a publicly announced program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: November 9, 2006	By:	/S/ ROBERT P. SCHECHTER
Robert P. Schechter
President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: November 9, 2006	By:	/S/ HERBERT SHUMWAY
Herbert Shumway
Senior Vice President of Finance,
Chief Financial Officer and Treasurer