Form 10-K
period 2006-12-31
NMS COMMUNICATIONS CORP
filed 2007-03-16
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Common Stock, $0.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                  Accelerated filer ☒                  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $188.7 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Global Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2007
Common Stock, $0.01 par value per share	45,450,513 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement on Form Schedule 14-A relating to the 2007 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.     BUSINESS

Overview

We are a leading provider of applications and platforms that make possible the rapid creation and deployment of a broad range of value-added services, ranging from voice mail to interactive voice recognition solutions to mobile television. Our customers include the world’s leading equipment providers, application developers and mobile and converged network operators. For over 20 years, customers have been deploying our products in networks and enterprises around the world, getting to market quickly with innovative mobile voice, video and data services that provide richer communications for businesses and consumers and can  help drive revenue and profits.

Telecommunications operators use our products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use our products to help deploy leading technology-based solutions for their telecom operators and enterprise customers in a timely and cost-effective manner.

We sell our products worldwide through our direct sales force as well as through channel and system integrator partners. Our customers and partners include leading telecommunications operators, network equipment providers and application providers such as Vodafone, “3” (Hutchison Telecom), MTN, Ericsson, LogicaCMG, Nokia, Siemens, Alcatel-Lucent, Comverse, Huawei, Tecore Wireless Systems, and Materna.

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

•  competition among service providers to deliver new types of services involving multimedia content and data services;

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

Some industry analysts believe that for operators, equipment manufacturers, system integrators, application and content providers, the opportunities are strongest in value-added services, particularly for mobile communications. Nonetheless, these opportunities are not without challenges for market participants.

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

•  Improving network performance.   As wireless telecommunications operators continue adding users and applications, overall network traffic is increasing. In this highly competitive industry, operators must respond to traffic growth with investments in network capacity and performance to avoid degradation in service standards. Wireless operators are aggressively upgrading their networks to next-generation infrastructures, including 2.5G, a standard which adds data (such as Internet access and text messaging) to the current wireless infrastructure, and gradually migrating to 3G, a new standard for bandwidth-intensive data services like video. Similarly, wireline operators are seeking to cost-effectively upgrade their networks using IP technologies, in order to connect traditional telephone networks with packet networks.

Network Equipment and Application Providers

Network equipment providers, as well as application providers, who include systems integrators, original equipment manufacturers and independent software vendors, provide network systems, applications and a broad range of value-added services to telecommunications operators and enterprises. These offerings include interactive voice response systems, automatic speech recognition, customer self-service and contact center solutions, signaling and media services, conferencing over PSTN, IP and mobile networks, unified communications, multimedia messaging, call personalization applications, mobile video applications and services, and content-based applications like ringtones and ringback tones. These offerings enable telecommunications operators to rapidly deploy premium services for their customers.

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

Enable cost-effective and timely deployment of communications applications and services.   Our media servers and system building block boards and software provide a comprehensive set of enabling technologies for developing and deploying next-generation applications.

Enable cutting edge mobile services such as ringback tones.   We deliver an end to end solution that integrates with existing operator networks and delivers music content and a subscriber profile and preference capability used by service providers for revenue producing services such as ringback tones.

Enable and support rapid growth in subscribers and reduce network infrastructure expenditures.   Our radio access network wireless backhaul optimization product line allows mobile operators to save operating expenses by reducing voice and data traffic (backhaul) expenses between cell sites and the operators’ switching sites while enabling accelerated deployment of future services and infrastructure, including enhanced data global system mobile communications (GSM) environment (EDGE) and universal mobile telecommunications system (UMTS). Our wireless backhaul optimization products use patented aggregation and bandwidth reduction techniques to provide up to 2:1 bandwidth savings in the radio access network of GSM networks.

Provide flexible, interoperable, scalable and low cost of ownership solutions.   Our products are designed to provide maximum flexibility in designing and upgrading applications, by utilizing open interfaces, industry standards and network flexibility for public switched telephone network (PSTN), signaling system 7 (SS7) and internet protocol (IP) networks. Our products are also highly scalable and can address needs ranging from a handful of users to millions of subscribers. Additionally, our servers, building block boards and applications leverage mass-market components and custom silicon, with the objective of price/performance leadership. Our products have lower acquisition costs than many competitive products, are space-efficient, consume minimal power, and integrate with operators’ existing network infrastructure and business and operational support systems (BSS/OSS), resulting in low cost of ownership.

Products and Services

We offer a comprehensive line of products and services that address targeted customers’ needs as they seek to develop and deploy enhanced voice, video and data services and applications in a variety of networks.

On February 24, 2006 we acquired Openera Technologies Inc. (“Openera”). Openera, whose operations are based primarily in Bangalore, India, is a provider of mobile application handset solutions for converged mobile networks. Openera has developed a set of client handset applications aimed at Internet Protocol Multimedia Subsystems (IMS) and peer-to-peer communications services. These applications include peer-to-peer video, active phonebook, and location-based services. We believe this new set of applications complements our existing application offerings in these growing market segments. We did not recognize any revenues from such products in 2006.

Platform Solutions

Our Platform Solutions Products team provides both enabling technology and system-level products that allow our network equipment and application provider customers to very rapidly develop and deploy next-generation voice, data, and video applications and services.

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

Our Open Access products are used to develop and deploy next-generation voice, video and data applications and services such as IP conferencing, speech activated services, music applications, and mobile video. Open Access products are available in a variety of form factors, including AdvancedTCA blades. All Open Access products are standards-based, IP-enabled, and comply with the emerging IMS standards. Our Open Access products also offer a broad range of network interfaces, including analog and digital PSTN, IP and asynchronous transport mode (ATM), and associated protocol support, including channel associated (tone) signaling, integrated services digital network (ISDN), Signaling System 7 (SS7), and Session Initiation Protocol (SIP) for Internet Protocol (IP) networks, providing interoperability with most legacy and next-generation networks and services around the world. These products are deployed in over 90 countries in enhanced communications services, network infrastructure and enterprise applications.

Vision Family.   The Vision family of media servers and gateways is a broad line of application-optimized communication servers designed to help OEMs and application providers rapidly develop and deploy converged multimedia applications in today’s converged communications infrastructure and in the all-IP Multimedia Subsystem (IMS) network architecture of the future. Leveraging our expertise in innovative enabling technology, Vision products are built on a layered architecture that is configurable, adaptable, and based on open standards. Our carrier-grade media server capabilities include speech, mobile video, conferencing, SS7 signaling, fixed-mobile convergence, and text and multimedia messaging. The Vision servers are designed to be ready to deploy in a wide range of applications, including network announcements, messaging, prepaid card processing, conferencing, customer self-service, voice portals, call centers, IP and mobile Centrex, video chat, and more.

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

Mobile Applications

MyCaller Ringback.   MyCaller allows mobile subscribers to select original recordings of popular or other commercial music, sounds and voices for callers to hear in place of the conventional ringback (“ring, ring”) tone until the call is answered. MyCaller runs on an open, scalable, ready-to-deploy service delivery system that makes it possible for mobile operators worldwide to offer multiple services, including market-specific and content-based, on the same system.

Mobile Place.   A single framework that combines multiple applications with a powerful, complete subscriber and content management system (CCRM). Building on the MyCaller offering, the Mobile Place CCRM enables rapid, targeted rollout and management of new services and content to provide an easy, cohesive and satisfying user experience. Mobile Place is open to operators’ existing applications or applications from other vendors, and can leverage service delivery platforms from a variety of suppliers.

Network Infrastructure

AccessGate.   First launched in 2003, AccessGate is a wireless backhaul optimization system that utilizes patented technology designed to improve the efficiency of wireless networks. Our technology allows our mobile operator customers to carry up to twice as much voice and data traffic over backhaul connections in GSM networks, thereby reducing their backhaul expenses without compromising voice or data quality and freeing up capacity for the delivery of new services.

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

NMS Services

We offer a complete range of technical and operational support, system integration and professional services to support our customers throughout the product lifecycle including planning and design, evaluation, development, deployment and maintenance. Our service offerings span basic customer service and support to advanced architecture and system design based on the needs of our customers. Our services include the following:

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

•       Training Services.   We provide professionally developed technical training curriculum for our products, based on self-contained modules that are created in a standard format with learning objectives, exercises and tests.

Growth Strategy

We aim to be a leading provider of applications and platforms for value-added services, with our primary focus on mobility and next generation services. Our strategies for achieving this objective include the following elements:

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

Customers

We sell on a direct basis as well as through channel partners (which include value-added resellers, distributors, systems integrators and equipment providers) to telecommunications operators and network equipment and application providers. Our network equipment and application provider customers also sell our products to enterprises. One channel partner, Lucent Technologies (“Lucent”), represented 13% of our 2006 revenues. Revenues from customers based outside the Americas were 59%, 62% and 46% in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, we do not have a significant backlog of unfilled orders. Further information relating to our revenues and long-lived assets by geographic area is set forth in Note 17 “Segment and Geographic Information” to the consolidated financial statements included in this Annual Report on Form 10-K. The table below sets forth a representative list of our customers and channel partners:

Telecommunication Operators	Network Equipment Providers
“3” (Hutchison Telecom) Celtel Digitel Etisalat France Telecom Movilnet MTN NTT DoCoMo Rogers Vodafone	Alcatel-Lucent Avaya Comverse Ericsson Huawei Nokia Siemens Intervoice
Channel Partners	Application Providers
Avnet Beijing Linkhead Channel Access INTEGRYS Nekotec Tecno SA de CV	BCGI Crealog European Computer Telecommunications General Dynamics Interactive Media

Sales and Marketing

We sell our products on a direct basis as well through system integration and channel partners. Our direct sales and marketing efforts are focused on approximately 50 telecommunications operators and 20 network equipment and application providers. As of December 31, 2006, our sales and marketing organization consisted of 91 employees in 22 offices worldwide, including 36 in North America, 22 in Europe and 33 in Asia. A significant portion of our direct sales force has been focused on selling our Platform Solutions products to network equipment and application providers. Another segment of our direct sales force is focused on selling Mobile Applications and our wireless backhaul optimization products to network operators and mobile virtual network operators (MVNOs).

At the same time, we have recruited additional channel partners to expand the reach and improve coverage for Platform Solutions products and to enhance geographic coverage for our mobile applications offerings and wireless backhaul optimization products. In addition to performing sales and some level of marketing support, these channel partners provide all or some of the following: pre- and post-sales support, systems integration, and fulfillment and credit services. For 2006, 48% of worldwide total Company revenues was generated by direct sales, and 52% was derived through channel partners. For 2005, 39% of worldwide total Company revenues was generated by direct sales, with 61% derived through channel partners. Our marketing strategy consists of three primary methods to increase awareness and create demand for our offerings. Our public relations efforts are focused on communications industry-related and general business media relationships, which increase general awareness of our business and products, and on industry analysts who can act as independent references and provide opinions on our technologies. With our direct marketing effort, we target specific audiences with a variety of promotional materials consisting of mostly web-based communications. We also participate in selected industry trade shows around the world.

Manufacturing

We utilize third-party contract manufacturing partners to assemble all of our systems building blocks and other product offerings with the exception of our MyCaller products, which we assemble and then integrate into customer systems at customer sites. Through a supply agreement, we outsource the manufacturing and order fulfillment of all printed circuit board products and subassemblies to Plexus Corp., a provider of advanced electronics design, testing and manufacturing services. Arrow Electronics, Inc., a provider of manufacturing services, manufactures our Vision products.

We seek to use industry-standard components for our products. Many of these components are generally available from multiple suppliers, including our current supplier, Texas Instruments Inc. However, we also use certain custom integrated circuits and other devices in our products that are sourced from various single suppliers such as, Agere Systems Inc. Although we believe we could develop other sources for each of these custom devices, the process to qualify new suppliers could take several months. The manufacturing processes for our products are designed to comply with Federal Communications Commission (FCC), Canadian Standards Association (CSA) and Underwriters Laboratories (UL) safety requirements and to IPC-610 standards of assembly workmanship. Additionally, we maintain a formal product-specific structure for all required international regulatory and compliance testing. Consistent with our commitment to provide the highest quality products and services to our customers, in 2002 and 2005 we received ISO 9001:2000 certification. This certification includes all design and development activities. In 2005, we also received ISO 14001 certification. All of our products are ROHS 5/6 compliant, with the lead exemption for telecommunication products.

Research and Product Development

We believe that the extension and enhancement of existing products, the development of new products and the development of open technologies proprietary to us are critical to our future success. Therefore, we undertake direct research and development, engage in joint product development with selected partners and participate in the development of industry standards where appropriate. Our research and development activities are primarily based on the business units described above. During 2006, 2005 and 2004, we spent $25.7 million, $26.2 and $23.9 million, or 26%, 24%, and 24%, respectively, of our revenue on research and development. As of December 31, 2006, our current product development is conducted by 214 employees located at our headquarters in Framingham, Massachusetts, and at our offices in, Schaumburg, Illinois, St.-Hubert, Quebec and Bangalore, India.

Intellectual Property

Our success depends in part on proprietary technology and know-how. We rely primarily on a combination of trade secret and copyright laws and restrictions on access to protect our trade secrets and proprietary rights and we hold 32 issued patents and have filed an additional 24 patent applications. We distribute our software products under license agreements, which grant customers a non-exclusive license to use the software and contain certain terms and conditions prohibiting its unauthorized reproduction or transfer. We enter into confidentiality agreements with our suppliers and customers when we disclose proprietary information to them. In addition, we enter into confidentiality agreements and assignment of invention agreements with our employees and consultants. Despite these precautions, unauthorized third parties may copy aspects of our products or obtain information that we regard as proprietary. We believe that our products and technology do not infringe on any existing proprietary rights of others.

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

Competition

Competition in the high growth markets that we target for our products is intense and diverse. There is always the potential for new competitors to enter the markets we serve in the future. A significant number of our target customers, both telecommunications operators and network equipment and application providers, currently use in-house development to provide products and solutions similar to our offerings. While we must compete against these companies’ in-house efforts, we believe that a trend towards outsourcing this type of development will continue to broaden our market opportunity. We also believe that the key competitive differentiators in these markets include product quality and functionality, ease-of-use, integration capabilities, price performance, cost of ownership, speed of deployment, technical support and integration and professional services. Current third party competitors for our product areas include:

Platform Solutions products:

Open Access and Vision Family—AudioCodes Ltd., Dialogic Corporation, and Cantata Corporation.

Mobile Applications:

MyCaller Ringback and MobilePlace—Comverse Inc. and WiderThan Co., Ltd. (recently acquired by Real Networks, Inc.).

Network Infrastructure:

AccessGate—Celtro Ltd., Carrier Access Corporation, Memotec Inc., and Cisco Systems, Inc.

Employees

As of December 31, 2006, we had 425 full-time employees, consisting of 68 in sales, 23 in marketing and business development, 214 in research and development, 21 in services, 35 in operations and 64 in administration and finance. None of our employees are represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

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

We experienced losses in 2006 and modest profitability in 2005 and 2004. We are not assured of profitability.

We experienced losses in 2006 and modest profitability in 2005 and 2004. We experienced operating losses in two of the four preceding fiscal years. Past operating losses have adversely affected our working capital, total assets and stockholders’ equity. We incurred losses in 2006 due to a decrease in demand for our Platform Solutions products, the adoption of Statement of Financial Accounting Standard No. 123R, “Stock-Based Compensation” (“SFAS 123R”), stock-based compensation costs and other costs  associated with the acquisition of Openera Technologies, Inc. (“Openera”),  and costs related to restructuring actions taken in the second half of 2006. Our current operating plan has established a cost structure that, based on expected revenue, will contribute to our profitability. If revenues do not improve, or if expenses are greater than we anticipate, we may experience losses again. Losses could force us to curtail our operations.

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

Our focus is on delivering or enabling mobile applications, particularly in the areas of next-generation voice messaging and video. Although we expect growth in these areas, each of these markets include many nascent segments, like mobile TV and video publishing, and they are at times characterized by rapid technological change. As a result of these uncertainties, we may fail to generate demand for our products at the levels we anticipate which could limit our future revenues and harm our business.

We have launched significant initiatives involving new markets, products and sales and marketing strategies. We may not be successful with these initiatives, which could result in reduced revenues and/or increased expenses.

Historically, our direct sales force has been focused on selling systems building blocks offered by our Platform Solutions business to network equipment and application developers. Over the past three years, we have evolved to selling more complex system-level products and applications to telecommunications operators and large network equipment providers. At the same time, we have recruited additional channel partners to expand the reach and improve coverage for all of our product lines. In addition to performing sales and some level of marketing support, these channel partners provide all or some of the following: pre- and post-sales support, systems integration, and fulfillment and credit services. These system level product sales and application product sales are more complex and have longer sales cycle. In order to succeed in this initiative, we must be successful in selling to our customers’ laboratories for evaluation and field trial, to their purchasing decision-makers, to their new services decision-makers, and to the appropriate network operations staff in order to achieve customer acceptance of our systems products. Repeated customer acceptance is required to achieve market acceptance of our systems offerings. There can be no assurance that we will be successful at implementing our initiatives, and if we fail, our revenues could be reduced and/or our expenses increased. Additionally, our channel partners may not perform as agreed or expected.

We are dependent on channel partners to sell a substantial portion of our revenues and on other third parties to perform other functions important to our business.

In concert with our greater emphasis on systems offerings, we shifted the primary sales method of our systems building blocks to indirect sales through channel partners and network equipment providers. These channel partners are companies in the business of reselling communications products like those we produce to application developers, systems integrators and others. In the past, we have sold the vast majority of these products directly with our own sales force. As a result, we are increasingly reliant on the effectiveness of channel partners’ and network equipment providers’ sales, marketing, and distribution capabilities to generate and fulfill demand for our products. In 2006, 52% of our revenues was attributable to channel partners.

We are also increasingly reliant on strategic alliances with hardware, software, technology, application, content and system integration partners to bring our offerings to market and to reach targeted customers.

Similarly, we permit and train certain channel partners to provide first line maintenance and technical support of our systems building blocks products to external suppliers. Therefore, we are increasingly reliant on these channel partners to maintain the quality of our systems building blocks products and to provide timely and effective technical support to a segment of our customer base. Moreover, we do not control the amount of resources that these channel partners commit to marketing our products or products incorporating our technologies or performing these other functions. If they do not commit sufficient resources to these activities, our revenues could suffer.

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

Many of our customers, including the large network equipment and application providers on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These organizations often consider in-house development of technologies and products as an alternative to doing business with us. We cannot be certain that these customers will resolve these “make-buy” decisions in favor of working with us, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. If our customers choose to produce internally rather than purchase from us, it will decrease the size of the market for our products.

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

We acquired a business in 2006 and may acquire other businesses or technologies in the future; we may be unable to integrate our new business, or businesses we acquire in the future, with our business.

We acquired Openera on February 24, 2006. The process of integrating Openera’s business into ours may absorb significant management attention, produce unforeseen operating difficulties and expenditures and may not produce the favorable business and market opportunities the acquisition was intended to provide. While the integration process is ongoing to date, we have not experienced any operating difficulties or expenditures. Additionally, the 4,347,000 shares of common stock and options to buy common stock that we issued in connection with the acquisition will have a dilutive impact on the number of our shares outstanding. If we are presented with appropriate opportunities, we may acquire other businesses or technologies. We may not be able to identify, negotiate, or finance any future acquisition successfully. If we engage in an acquisition transaction, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities, or create additional expenses related to amortizing intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our net income.

We rely on third parties to assemble, and in certain cases, to ship, distribute and install our products. Failures or delays by such parties in executing their responsibilities could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products.

We do not have in-house manufacturing capabilities and currently rely on third-party contract manufacturers to assemble our systems building blocks and systems. Our manufacturing requirements are primarily fulfilled by Plexus Corp. In addition, Plexus ships some of our products directly to our customers from its fabrication facility. Our supply agreement with Plexus expires in October 2007 but automatically extends for consecutive one-year periods unless either party gives notice 120 days prior to the expiration date of the then-current term. We also rely on other third parties to provide distribution and installation services. This reliance could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products. Any problems that occur and persist in connection with the manufacture, delivery, quality or cost of the assembly of our products could affect our ability to ship product and recognize revenue and harm our relationship with our customers.

We depend on sole source suppliers for certain components used in our products; any interruption in our supplies could affect our ability to deliver products to our customers and record associated revenue.

We rely on vendors to supply components for our products, and we rely on sole source suppliers for certain custom integrated circuits and other devices that are components of one or more of our products. In particular, Texas Instruments, Inc. (“Texas Instruments”) is our sole source for the DSPs used in many of our products and customarily requires order lead times of 12 to 14 weeks or more to ensure delivery in desired quantities. In addition, Agere Systems, Inc. (“Agere”) is a sole source supplier for certain integrated circuit components used in many of our products and customarily requires order lead times of 13 weeks or more. Neither Texas Instruments nor Agere is under a contractual obligation to supply us with our needs for these devices. An interruption in supply from or a termination of the relationship with either Texas Instruments or Agere would disrupt production, thereby adversely affecting our ability to deliver products to our customers and record associated revenues. Converting to an alternative source for key components could require a large investment in capital and manpower resources and might cause significant delays in introducing replacement products. Although we believe we could identify alternative sources for all of our components, the process to qualify our suppliers could take several months, and any interruption in our supplies could affect our ability to deliver products to our customers and record associated revenue. Additionally, our agreement with Plexus specifies that if Plexus’ inventory related to manufacture of our products is not turned eight times per year, we are required to purchase enough inventory to bring Plexus up to eight turns. This is assessed on a quarterly basis.

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

We will need to continue to improve existing operational and financial systems, procedures and controls and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed ERP software and are in the midst of upgrading our operational and financial systems. Phase one of the implementation which included corporate operating activities was completed in April 2006. We are currently engaged in phase two of the implementation, which includes additions to the functionality of our ERP system. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. As a result of the conversion from prior systems and processes, data integrity problems may be discovered that if not corrected could impact our business or financial results. As we add functionality to the ERP software and improve our procedures, new issues could arise that we have not foreseen. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and negatively impact our results of operations, cash flows and stock price.

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

Because we derive a significant portion of our revenues from international sales, our business could be adversely affected by downturns in economic conditions in countries outside North America and other risks associated with international operations.

Sales to customers outside North America accounted for approximately 59% of our revenues in 2006, and we believe a material portion of our domestic sales results in the use of our products outside North America. Because of our dependence upon international sales, we are subject to a number of risks, including volatility in currency exchange rates, political and economic instability in other countries, the imposition of trade and tariff regulations by foreign governments and the difficulties in managing operations across disparate geographic areas. These or other factors may limit our ability to sell our products in other countries, which could result in lost revenues and negatively impact our financial condition.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease two facilities totaling approximately 145,000 square feet for our corporate headquarters in Framingham, Massachusetts. The leases on these facilities expire in May 2012. We sublease approximately 46,000 square feet of our corporate headquarters in Framingham Massachusetts to several third parties. We previously used the subleased office space as supplementary conference, training and corporate office space. The subleases on these facilities expire in May 2012.

We lease facilities in Bangalore, India (primarily used in connection with our Mobile Applications business unit),  St. Hubert, Quebec (used in connection with our Platform Solutions and Network Infrastructure business units), and Schaumburg, Illinois, in which we conduct design and engineering operations. We also lease a facility in Reading, United Kingdom that serves as our European sales and service headquarters. In addition, we have short-term leases for 9 sales offices throughout North America, Europe and Asia.

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

None during the fourth quarter of 2006.

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

Year Ended December 31, 2005	High	Low
First Quarter	$6.90	$4.11
Second Quarter	4.38	2.51
Third Quarter	3.94	2.76
Fourth Quarter	4.04	3.21

Year Ended December 31, 2006	High	Low
First Quarter	$4.19	$3.32
Second Quarter	5.00	3.35
Third Quarter	3.72	2.20
Fourth Quarter	2.89	1.65

As of March 9, 2007, we had approximately 201 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Comparison of Cumulative Stockholder Return

The following performance graph assumes an investment of $100 on December 31, 2001 and compares the change to December 31, 2006 in the market price of the Common Stock with a broad market index (S&P 500) and an industry index (S&P Communications Equipment). The Company paid no dividends during the periods shown. The performance of the indices is shown on a total return (dividend reinvestment basis). The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

	Cumulative Total Return ($)
	12/01	12/02	12/03	12/04	12/05	12/06
NMS COMMUNICATIONS CORP.	100.00	39.83	129.46	130.91	72.41	42.53
S&P 500	100.00	77.90	100.25	111.15	116.61	135.03
S&P COMMUNICATIONS EQUIPMENT	100.00	45.83	76.12	78.42	80.08	92.50

THE COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN ABOVE SHALL NOT BE DEEMED “SOLICITING MATERIAL” OR INCORPORATED BY REFERENCE INTO ANY OF THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

Issuance of Unregistered Securities

We acquired Inno Media Logic Company (IML) of St.-Hubert, Quebec in July 2000 for a combination of cash and stock. We and our wholly owned Canadian subsidiaries issued to the stockholders of IML 982,296 shares of our common stock and shares exchangeable into an additional 1,653,004 shares of our common stock. As of December 31, 2006, an aggregate of 1,377,500 additional shares of our common stock had been issued in exchange for these exchangeable shares. The shares of our common stock and the exchangeable shares were issued, as to acquirers in the United States, in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 (the Act) and, as to acquirers outside the United States, pursuant to Regulation S under the Act. We registered on Form S-3 under the Act, effective August 25, 2000, for public sale in the United States, all the shares of our common stock which were or are to be issued to the former shareholders of IML.

Issuer Repurchase of Equity Securities

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

Our stock repurchase activity for the year ended December 31, 2006 was as follows:

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

*                    275,212 of these shares were repurchased on May 2, 2006 in a privately negotiated transaction not part of a publicly announced program for $0.8 million from an entity that had acquired those shares at fair value in connection with the Company’s acquisition of Openera.

ITEM 6.                SELECTED FINANCIAL DATA

Components of selected financial information consist of the following:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Revenues	$99,606	$109,474	$101,512	$87,147	$102,693
Gross profit	63,560	70,054	63,460	38,796	44,907
Impairment charges	—	—	—	18,319	66,482
Restructuring and other related charges	5,469	—	—	6,948	5,010
Operating income (loss)	(16,457)	3,985	5,800	(54,332)	(120,106)
Income (loss) before income taxes	(15,513)	5,340	4,168	(55,891)	(99,975)
Income tax expense (benefit)	238	368	66	115	(1,436)
Net income (loss)	(15,751)	4,972	4,102	(56,006)	(98,539)
Earnings (loss) per share:
Basic and diluted	$(0.33)	$0.10	$0.09	$(1.54)	$(2.73)
Weighted average common shares used in computing net earnings (loss) per share:
Basic	48,467	47,884	44,709	36,430	36,069
Diluted	48,467	48,285	46,894	36,430	36,069

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Total assets	$69,330	$93,303	$108,427	$86,328	$155,083
Long-term debt	—	—	—	57,742	69,067

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

The Company operates in the large and rapidly evolving telecommunications industry. Our products include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer. We sell our products through channel partners, distributors, and system integrators and directly to end users. We have established businesses in North and South America (Americas), Europe, the Middle East, Africa (EMEA) and Asia. The majority of our products are manufactured by a third party manufacturer, Plexus. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP.

As part of our strategy to grow revenues in the area of mobile applications and to reduce costs associated with our research and development activities, on February 24, 2006, we purchased Openera Technologies, Inc. (“Openera”). Openera, whose operations are based primarily in Bangalore, India, is a provider of mobile application handset solutions for converged mobile networks. In connection with the acquisition, we issued 3,977,518 shares of our common stock, approximately 51% of which will vest over the 30-month period following the closing contingent on the continued employment of certain key employees of Openera over the same period. In addition, we issued options to certain employees of Openera to purchase an aggregate of 369,175 additional shares of our Common Stock. The operating results of Openera are included in our consolidated financial statements since the acquisition date.

In order to manage the cost structure of the Company, management took restructuring actions in the last half of 2006 including the closure of our New Jersey facility, workforce reductions and the sublease of certain of our corporate headquarters office space. In 2007, management expects an improvement in operating results as a result of these cost reductions coupled with a goal to strengthen sales. Management continually monitors the activities of our competitors and analyzes the future of our industry to appropriately align our business focus. Management also reviews the risks presented by the volatile telecommunications industry to ensure our actions are within the scope of our objectives.

In order to achieve focus and domain knowledge in the market segments where we choose to compete, we have organized our product management and development activities around specific target markets. Our Platform Solutions (PS) business unit focuses on systems building blocks or enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators. The PS business unit also manages our voice quality systems (VQS) product lines, because we increasingly see these technologies being delivered to customers as systems building blocks or enabling technologies. The Mobile Applications (MA) business unit, previously referred to as Network Solutions (NS), is aimed at delivering mobile solutions and related services to mobile operators, and the Network Infrastructure (NI) business unit is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure. In 2007, Management plans to begin increasing its service offerings in the area of Mobile Applications and introducing new product offerings related to mobile video applications that will modestly contribute to revenues in 2007.

Our 2006 net loss was primarily due to declines in sales of our VQS products and Open Access products, recognition of stock-based compensation expense attributable to the adoption of SFAS 123R and restructuring actions taken to reduce our infrastructure and certain operating expenses. Our net loss was partially offset by growth in our MyCaller and AccessGate revenues. As noted in Note 2 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, effective January 1, 2006 we adopted the provisions of SFAS 123R, which resulted in stock-based compensation expense of $2.3 million during the year ended December 31, 2006. We also recorded $2.5 million of stock-based compensation expense as a result of the acquisition of Openera, as vesting of certain awards given to former employees of Openera is subject to continued employment at the Company. As described in Note 6 in the Notes to the Consolidated Financial Statements, we incurred $5.5 million of restructuring and other related charges associated with the closure of our New Jersey facility in the third quarter of 2006, and additional workforce reductions in the fourth quarter of 2006. We also entered into an agreement to sublease office space located at our headquarters in Framingham, Massachusetts. This sublease resulted in a change in estimate of a previously recognized restructuring charge.

In 2006, we utilized $5.5 million of cash to support operations and we utilized $23.3 million to repurchase common stock. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. As of December 31, 2006, we had $32.3 million in cash, cash equivalents and short-term marketable securities. We believe the Company has sufficient cash available to execute on its business objectives in 2007.

We expect 2007 revenues to be lower than 2006 revenues primarily due to a significant decrease in VQS sales as discussed in more detail below. Growth in other product lines, particularly Mobile Applications as we expand our service offerings, is expected to partially offset the anticipated decline in VQS demand.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition,  allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, see also our discussion under the heading “Risk Factors” in this Annual Report on Form 10-K.

We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition.   We derive revenue primarily from two sources: (1) sales of products, including hardware and software licenses, and (2) services, including maintenance, support and professional services. Maintenance and support services consist of on-site support, telephone support, and training. Professional services consist of multiple elements of hardware and/or software customization projects provided to customers. We sell our products and services through direct sales and through channel partners, which includes resellers, distributors and system integrators. Our products are sold together as a bundled hardware and software solution. When the software is essential to the functionality of the hardware, we recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and related interpretations. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We reduce revenue by provisions for estimated sales returns associated with rights offered to a limited number of channel partners. These rights allow the channel partner to exchange a percentage of its inventory based on the volume of its prior quarter purchases. We provide for these return rights each quarter in an amount equal to estimated returns. On a quarterly basis, we review our estimates and compare our actual returns to our previous estimations. Our actual results have been in line with our expectations. We do not offer rights of return on sales made through our direct sales force. An increase in our allowance for sales returns would reduce our revenue in the period for which the increase is recorded.

We evaluate our revenue recognition policies based on the specific facts and circumstances related to each of our channel partners. When selling to resellers and distributors, we generally do not recognize revenue upon shipment, since many of these customers are thinly capitalized and their ability to pay is, in substance, contingent upon their resale of our product. In these cases, we defer revenue until collectibility is probable. When revenue is deferred, if reliable reporting from the reseller or distributor exists, we will recognize revenue when the reseller or distributor sells the product to an end-user (“sell through”). When reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances receipt of a letter of credit. We further monitor the payment history of our resellers and distributors and overall days sales outstanding. We believe this revenue recognition policy minimizes the risk that product is shipped in excess of end-user demand and allows us to reasonably and reliably estimate product returns.

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

When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, we allocate the entire sale price to each respective element based on vendor specific objective evidence (“VSOE”) of fair value for each element. When arrangements contain multiple elements and VSOE of fair value exists only for all undelivered elements, we recognize revenue for the delivered elements using the residual method. We base our determination of VSOE of fair value of the undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price we charge when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

Service revenue represented 9.1%, 7.4% and 8.8% of revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Service revenue is primarily comprised of engineering services and maintenance and support services. Professional services consist of hardware and/or software customization projects provided to customers. We recognize revenue allocated to professional service elements as the services are performed for time and materials contracts. When the customization is essential to the functionality of the licensed software, both the software license and professional services revenue are recognized under the percentage of completion method, which requires revenue to be recognized as services are performed. We recognize revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements. Maintenance and support services, which are typically sold separately from products, consist of on-site support, telephone support and training. We defer maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months. When maintenance and support services are not sold separately we determine VSOE on maintenance and support services based on substantive renewal price as a percentage of the sale price of arrangements.

When there are shipping and handling fees, we invoice customers for such fees. We recognize the invoiced amounts as revenue. The related costs are recognized in cost of revenue.

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts based upon our historical experience and any specifically identified customer collection issues. We monitor and analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, and current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts of $0.8 million recorded as of December 31, 2006, and this difference may have a material effect on our financial position and results of operations.

Write-down of Excess and Obsolete Inventories.   We value our inventories at the lower of cost (first-in, first-out method) or market. We regularly review our inventories and record charges for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 months. Actual excess and obsolete inventory could differ from the write-down of excess and obsolete inventories of $7.0 million recorded as of December 31, 2006.

Goodwill and Other Intangible Assets.   In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. During 2006, we performed our annual test of goodwill to determine if there was an impairment. These tests determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. No impairment was required to be recorded related to the annual impairment testing in 2006. Estimating future cash flows requires us to make projections that can differ materially from actual results.

Also in accordance with SFAS No. 142, management evaluated the useful lives assigned to other intangible assets, which resulted in no changes to such useful lives. Other intangible assets arose from the acquisition of Openera in February 2006, which are amortized over their respective economic useful lives proportionate to their expected cash flow.

Long-lived Assets.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, known as SFAS No. 144, we evaluate the carrying value of our long-lived assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2006, we did not believe any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Stock-based Compensation Expense.   On January 1, 2006, we implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and related interpretations. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. We selected the modified prospective transition method for implementing SFAS 123R and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of SFAS 123R. Stock-based compensation related to any unvested awards granted prior to January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of our stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R. SAB 107 provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have incorporated the provisions of SAB 107 in our adoption of SFAS 123R.

Prior to the adoption of SFAS 123R on January 1, 2006, we accounted for the costs of our stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the market value of the underlying common stock on the date of grant.

The fair value of each option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under SFAS 123R, we establish the volatility assumption based exclusively on historical volatility, and the expected life assumption is established based upon an analysis of historical option exercise behavior. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to our expected term assumption. We have never declared or paid any cash dividends on our common stock and have no current plans to pay cash dividends on our common stock. The payment of any future cash dividends will be determined by the our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, tax laws, certain corporate law requirements and various other factors.

The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect our assessment of the most accurate method of valuing the stock options we issue, based on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available, or the facts underlying the assumptions change over time. Any change in judgments could have a material impact on our financial statements. We believe that these estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Severance and Restructuring Accrued Liabilities.   We continually evaluate our staffing levels to meet our business objectives and our strategy to reduce our cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”). The provisions of SFAS No. 112 require us to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of benefits such as health and life insurance.

From time to time, we announce reorganization plans that may include eliminating positions within the Company. Each plan is reviewed to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”). The provisions of SFAS No. 146 require us to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan.

Also from time to time, we cease to use certain facilities prior to expiration of the underlying lease agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146. The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements.

Subsequent to recording such accrued liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded valuation allowance of $144.5 million as of December 31, 2006 due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carry forwards. We establish valuation allowances based on historical levels of profitability and on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

The provision for income taxes is computed based on pre-tax income included in the Consolidated Statements of Operations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We determine our effective tax rate by dividing our income tax expense by our income before taxes as reported in its Consolidated Statement of Operations. For reporting periods prior to the end of the fiscal year, we record income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of non-deductible expenses.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

We are required to adopt the provisions of FIN 48 related to all of our tax positions for the fiscal year beginning January 1, 2007. The adoption of the provisions of FIN 48 is not expected to have a material impact on the Company’s financial position or results of operation.

Restructuring and Other Related Charges.   During 2006, we reduced our workforce and ceased use of two of our U.S. offices, in order to reduce operating expenses. We continue to monitor and assess our facility obligations, real estate markets and our operating expenses. These restructuring charges require us to make estimates based upon real estate market conditions, rental rates, future corporate requirements, general economic conditions and estimated cash flows. We review exit costs in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS No. 146 require us to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements. We base estimates related to anticipated sublease market rates for excess facilities on assumptions regarding the time period required to locate and contract with suitable subtenants and base these assumptions on market trend information analysis. Subsequent to recording a reserve, changes in market or other conditions may result in changes to assumptions upon which the original reserve was recorded that could result in an adjustment to the reserve and, depending on the circumstances, such adjustment could be material.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of revenues.

	Year Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	36.2	36.0	37.5
Gross profit	63.8	64.0	62.5
Operating expenses:
Selling, general and administrative	49.0	36.5	33.3
Research and development	25.8	23.9	23.5
Restructuring and other related charges	5.5	—	—
Total operating expenses	80.3	60.4	56.8
Operating income (loss)	(16.5)	3.6	5.7
Other income (expense), net	0.9	1.2	(1.6)
Income (loss) before income taxes	(15.6)	4.8	4.1
Income tax expense	0.2	0.3	0.1
Net income (loss)	(15.8)%	4.5%	4.0%

Revenues.   Revenues consist primarily of product sales and, to a lesser extent, sales of services provided to our customers by our PS, MA and NI business units. The PS business unit revenues consist of sales of our building block products and services and video server products and services as well as our voice quality enhancement and echo cancellation products, systems and services. The MA business unit revenues consist of sales of our MyCaller and Openera products and related services. The NI business unit revenues consist of sales of our wireless backhaul optimizer product, AccessGate, and related services.

Cost of revenues.   Cost of revenues consists primarily of product cost, cost of services provided to our customers and overhead associated with testing and fulfillment operations. The Company’s manufacturing process is outsourced to a contract manufacturer. In 2006, the amortization of certain acquired intangible assets and stock-based compensation expense as a result of the adoption of SFAS 123R were included in cost of revenues.

Selling, general and administrative expenses.   Selling, general and administrative expenses consist primarily of salaries, commissions and related personnel and overhead expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. In 2006, the amortization of intangible assets related to acquired customer relationships from Openera, stock-based compensation expense related to the Openera acquisition and stock-based compensation expense as a result of the adoption of SFAS 123R were included in selling, general and administrative expenses.

Research and development expenses.   Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred. In 2006, stock-based compensation expense was included in research and development expenses.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
PS	$87.1	87.5%	$101.8	93.0%	(14.4)%
MA	8.9	8.9	6.8	6.2	31.3%
NI	3.6	3.6	0.9	0.8	296.9%
Total revenues	$99.6	100.0%	$109.5	100.0%	(9.0)%

We experienced a decrease in PS business unit revenue in the year ended December 31, 2006, as compared to the year ended December 31, 2005. The change resulted primarily from a 47.5% decrease of sales of our VQS products and services as described below. This decrease was partially offset by increases in revenues earned by our MA and NI business units. Sales of our VQS products and services decreased in 2006 compared to 2005 based primarily on fewer deployments of our products in the 3G network of a major Japanese operator. This deployment started in the second quarter of 2005 and diminished through 2006. We do not expect to continue to earn any more revenues on such deployments in the future. Sales to this customer were made through a reseller agreement with Lucent Technologies Inc. (“Lucent”) which expired on December 31, 2006. The functionality incorporated in our VQS products has become an embedded rather than stand alone technology. The anticipated revenue stream, comprised of component level product and service revenue from maintenance of the installed base, is expected to be modest in 2007.

In 2006, we continued to see growth in the MA business unit through new operator deployments and expansions around the world. We expect our MA business to grow in 2007 with continued market adoption and introduction of new applications and expanded service capabilities.

We experienced growth in the NI business unit for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to an increase in channel partner agreements. In 2007, we will continue to focus our sales efforts on emerging markets and execute agreements with channel partners to assist with the execution of our strategy.

We experienced a 12.2% increase in service revenue from $8.1 million to $9.1 million in 2006 due to an increase in service contracts, primarily related to the MyCaller product offering.

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Americas	$40.6	40.8%	$41.2	37.6%	(1.3)%
Europe, Middle East and Africa	28.8	28.9	24.3	22.2	18.4%
Asia	30.2	30.3	44.0	40.2	(31.4)%
Total revenues	$99.6	100.0%	$109.5	100.0%	(9.0)%

Revenues generated from the Americas in 2006 remained flat in comparison to 2005. Revenue from Europe, the Middle East and Africa increased in the year ended December 31, 2006 due to growth in the sales of our Mobile Applications and Network Infrastructure products. The Asia market experienced decline in the year ended December 31, 2006, as the Japanese mobile operator completed its deployment of our VQS products in its 3G network, as described more fully above.

Gross Profit and Cost of Revenues

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Revenues	$99.6	100.0%	$109.5	100.0%	(9.0)%
Cost of revenues	36.0	36.4	39.4	36.0	(8.6)%
Gross profit	$63.6	63.6%	$70.1	64.0%	(9.3)%

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
PS	$27.5	27.7%	$32.7	29.9%	(15.8)%
MA	5.4	5.4	4.5	4.1	19.6%
NI	3.1	3.1	2.2	2.0	41.4%
Total cost of revenues	$36.0	36.2%	$39.4	36.0%	(8.6)%

We experienced a decrease in gross profit margin in the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily due to a decrease in annual sales of our VQS products and services as described above. Although we incurred decreased profit margins as compared to prior years in the MA and NI our costs associated with these business units increased due to the labor effort required to put the products to use. In 2007, we expect gross profit as a percent of revenue to decline due to an increase in MyCaller and AccessGate sales, which generate lower product margins than our PS products. During 2006, we wrote off approximately $0.8 million of excess and obsolete inventory. This charge relates to the purchase of NI related raw materials that could not be utilized. Service costs, which represent primarily sales technical support activities, decreased as a result of fewer employees. During 2006, we recognized $1.1 million of amortization expense related to the core technology acquired from Openera, and $0.1 million of stock-based compensation expense due to the adoption of SFAS 123R.

Selling, General and Administrative

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Selling, general and administrative	$48.8	49.0%	$39.9	36.5%	22.3%

Selling, general and administrative expenses increased during the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase for the year ended December 31, 2006 was primarily comprised of $5.0 million of increased payroll expense due to an increase in headcount, $1.8 million of stock-based compensation expense due to the adoption of SFAS 123R and $2.5 million of stock-based compensation expense associated with the Openera acquisition, a $1.0 million increase of travel expenses primarily related to our international customers and Openera, and $0.1 million of amortization related to acquired intangibles. These increases were partially offset by a $1.5 million decrease in sales commissions due to the decrease in 2006 annual sales. We expect selling, general and administrative spending to decrease throughout 2007 due to the effect of the restructuring actions taken in 2006 as described below and other initiatives to reduce operating costs.

Research and Development

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Research and development	$25.7	25.8%	$26.2	23.9%	(1.7)%

Our research and development spending decreased slightly in 2006 in comparison to 2005. This decrease was primarily attributable to a decrease in personnel costs. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, radio access networks and emerging IP-based services, including VoIP. Our research and development spending is currently directed to enhance our existing board and software families, next generation board and related software offerings incorporating for example, video capabilities, our Vision series of application ready media servers, and our newer product families, MyCaller and AccessGate. During the year ended December 31, 2006 we invested approximately $7.6 million and $4.5 million, respectively, in the MyCaller and AccessGate products. In 2006, we incurred $0.3 million of stock-based compensation expense associated with the adoption of SFAS 123 R , which is reflected in research and development. In 2007, we expect research and development spending to decrease due to decreases in payroll related costs due to the restructuring actions taken in the third and fourth quarters of 2006 and to transferring a portion of our research and development activities to India. We expect to continue to invest in existing and new products.

Restructuring and Other Related Charges

During the third and fourth quarter of 2006, in order to reduce operating costs, the Company terminated 57 employees, and  ceased using its Red Bank, New Jersey facility, and part of one of its facilities in Framingham, Massachusetts. These actions resulted in restructuring and other related charges of $5.5 million. We expect these actions to result in annual costs savings of approximately $8.0 million from these restructuring actions.

The following table illustrates the components of the restructuring and other related charges:

Year Ended December 31,
2006
(In millions)
Involuntary severance related costs	$2.7
Facility related costs	2.7
Write-down of fixed assets	0.1
Total restructuring and other related charges	$5.5

Other Income (Expense), Net

Interest income increased due to a rise in interest rates in 2006. The decrease in interest expense was attributable to the repurchase and retirement of outstanding convertible debt in 2005. There was no third-party debt outstanding as of December 31, 2006. Included in “Other” in the year ended December 31, 2006, are $0.4 million of foreign exchange expense related to the remeasurement of our inter-company debt.

	Year Ended December 31,
	2006	2005
	(In millions)
Interest income	$1.7	$1.6
Interest expense	—	(0.8)
Other	(0.8)	0.6
Total other income (expense), net	$0.9	$1.4

Income Tax Expense

	Year Ended December 31,
	2006	2005
	(In millions)
Income tax expense	$0.2	$0.4

Income tax expense is primarily due to foreign income taxes incurred by foreign subsidiaries offset by tax credits earned related to our research and development activities performed at our Canadian facility.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $176.2 million at December 31, 2006. Of this amount $21.1 million relates to deductions from the exercise of stock options of which approximately $1.5 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with FAS 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provision of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2007 if unutilized. We also had foreign net operating loss carryforwards of approximately $28.4 million. As of December 31, 2006, we had approximately $6.4 million of tax credits in the U.S. that are composed of federal research and development credits and state and local credits. These credits will begin to expire in 2007 if unutilized. In addition, we had Canadian investment tax credits of approximately $4.4 million. These credits begin to expire in 2014 if unutilized.

We have established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. We will continue to assess the valuation allowance and to the extent it is determined that any allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future.

United States income taxes were not provided on cumulative undistributed earnings for certain non-U.S. subsidiaries of approximately $3.2 million. We intend to reinvest these earnings indefinitely in our operations outside the United States.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

	Year Ended December 31,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
PS	$101.8	93.0%	$100.9	99.4%	0.9%
MA	6.8	6.2	0.3	0.3	1857.0%
NI	0.9	0.8	0.3	0.3	192.4%
Total revenues	$109.5	100.0%	$101.5	100.0%	7.8%

We experienced a slight increase in PS business unit revenue in the year ended December 31, 2005, as compared to the year ended December 31, 2004. The change resulted from a 15.4% decrease in sales of our natural access products offset by an 85.1% increase in our voice quality products. The decrease in natural access sales was a result of a decrease in volume sales attributable to original equipment manufacturers (“OEMs”) and solution provider customers, primarily in North America, and a slowdown in the Chinese telecommunications equipment market during the first half of 2005. The decrease in sales to our customers is directly related to lower demand they experienced from their operator, service provider and enterprise customers. We believe the enterprise sector had the largest impact on demand during this period. In 2005, demand from our customers increased during the third quarter of 2005 and was stable through the remainder of the year. Sales of our voice quality products and services were up significantly in 2005, based primarily on deployments of our products in the 3G network of a major Japanese operator. This deployment started in the second quarter and concluded in the second quarter of 2006, with the fourth quarter of 2005 representing the volume peak. Sales to this customer are made through a reseller agreement with Lucent Technologies Inc. (“Lucent”) which expired on December 31, 2006. During 2004, we received royalty fees from Lucent in connection with our VQS technology of $2.4 million. Our royalty agreement expired in late 2004.

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

We experienced a 9.2% decrease in service revenue from $8.9 million in 2004 to $8.1 million in 2005 due to a decrease in consulting projects in 2005.

	Year Ended December 31,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Americas	$41.2	37.6%	$54.5	53.7%	(24.4)%
Europe, Middle East and Africa	24.3	22.2	20.4	20.1	18.8%
Asia	44.0	40.2	26.6	26.2	65.5%
Total revenues	$109.5	100.0%	$101.5	100.0%	7.8%

We experienced growth in the year ended December 31, 2005 as compared to the year ended December 31, 2004 in our international markets due primarily to growth in the Asian market. The Asian market experienced the strongest growth during the latter half of 2005, due in large part to the deployment of our VQS products by a major Japanese mobile operator, as described above. The increase in Asia was partially offset by lower sales of PS products in Europe and the Americas. The Americas market declined when compared to the previous year due primarily to lower sales of our PS products as described in the preceding section.

Gross Profit and Cost of Revenues

	Year Ended December 31,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Revenues	$109.5	100.0%	$101.5	100.0%	7.8%
Cost of revenues	39.4	36.0	38.0	37.5	3.6%
Gross profit	$70.1	64.0%	$63.5	62.5%	10.4%

We experienced an improvement in gross profit margin for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to higher product margins and product volume increases in our VQS products which were partially attributable to the sale of approximately $0.7 million of previously written-down inventory.

	Year Ended December 31,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Product	$28.3	25.9%	$26.0	25.6%	8.9%
Service	6.7	6.1	7.1	7.0	(6.2)%
Overhead	4.4	4.0	4.9	4.9	(10.5)%
Total cost of revenues	$39.4	36.0%	$38.0	37.5%	3.6%

Product costs vary with revenues and to a lesser extent due to fluctuations in product mix as discussed in the previous paragraph. Service costs which represent primarily pre and post sales technical support activities did not change significantly during 2005. Substantially all manufacturing activities are outsourced to a contract manufacturer.

Selling, General and Administrative

	Year Ended December 31,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Selling, general and administrative	$39.9	36.5%	$33.8	33.3%	18.2%

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

Research and Development

	Year Ended December 31,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Research and development	$26.2	23.9%	$23.9	23.5%	9.4%

Our research and development spending and headcount increased 9.4% during the year ended December 31, 2005 in comparison to the year ended December 31, 2004. Our research and development activities in 2005 were primarily focused on opportunities relating to emerging wireless applications, radio access networks and emerging IP-based services, including VoIP. Our research and development spending is currently directed to product extensions to our CG and TX board families, next generation board and related software offerings incorporating for example, video capabilities, our recently announced Vision series of application ready media servers, and our more recent product families, MyCaller and AccessGate. During 2005 we invested approximately $10.7 million in the MyCaller and AccessGate products.

Restructuring and Other Related Charges

There were no restructuring and other related charges in either 2004 or 2005.

Other Income (Expense), Net

	Year Ended December 31,
	2005	2004
	(In millions)
Interest income	$1.6	$1.2
Interest expense	(0.8)	(2.2)
Gain (loss) on extinguishment of debt	—	(0.3)
Other	0.6	(0.3)
Total other income (expense), net	$1.4	$(1.6)

The increase in interest income earned for the year ended December 31, 2005 compared to that earned during the year ended December 31, 2004 were primarily due to an increase in our cash, cash equivalents and marketable securities as a result of proceeds of $49.5 million from our underwritten public offering in March 2004. The decrease in interest expense in the year ended December 31, 2005 compared to the year ended December 31, 2004 is attributable to the repurchase and retirement of outstanding convertible debt throughout 2005 and 2004. Included in “Other” in the year ended December 31, 2005 is a $0.2 million franchise tax refund and a $0.2 million gain related to net foreign currency translation.

Income Tax Expense

	Year Ended December 31,
	2005	2004
	(In millions)
Income tax expense	$0.4	$0.1

Income tax expense for the years ended December 31, 2005 and 2004 was $368,000 and $66,000, respectively. Income tax expense is primarily due to foreign taxes incurred by foreign subsidiaries.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $149.4 million at December 31, 2005. Under the provision of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which may be used in future years. These carryforwards began to expire in 2006. We also had foreign net operating loss carryforwards of approximately $36.9 million. As of December 31, 2005, we had approximately $6.9 million of tax credits in the U.S. that are composed of federal research and development credits, foreign tax credits and state and local credits. These credits began to expire in 2006. In addition, we had Canadian investment tax credits of approximately $3.5 million. These credits begin to expire in 2014.

We have established a valuation allowance against net deferred tax assets, in certain jurisdictions including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. During fiscal year 2005, the deferred tax asset valuation allowance decreased by approximately $6.2 million, primarily as the result of net operating losses and credits that expired during 2005. We will continue to assess the valuation allowance and, to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. Approximately $7.5 million of the valuation allowance for deferred tax assets relates to the tax benefit from stock option deductions, which, if realized, will be allocated directly to additional paid-in capital.

In the years ended December 31, 2005 and 2004, United States income taxes were not provided on cumulative undistributed earnings for certain non-U.S. subsidiaries of approximately $1.9 million. We will reinvest these earnings indefinitely in our operations outside the United States.

Liquidity and Capital Resources

	December 31,
	2006	2005
	(In millions)
Cash, cash equivalents and marketable securities	$32.3	$62.2
Working capital	$35.8	$67.0

As of December 31, 2006, our liquid assets included cash, cash equivalents and marketable securities of $32.3 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures, share repurchases and potential acquisitions. As of December 31, 2006, we had no significant capital spending or purchase commitments other than facility leases and purchase orders in the ordinary course of business.

During the third and fourth quarter of 2006, in order to reduce operating costs, the Company terminated 57 employees and ceased using its Red Bank, New Jersey facility, and part of one of its facilities in Framingham, Massachusetts. These actions resulted in restructuring and other related charges of $5.5 million. We expect these actions to result in annual costs savings of approximately $8.0 million.

In December, 2006, the Company entered into a sublease agreement to sublease headquarters office space located in Framingham, Massachusetts, which was formerly used as supplementary conference, training and corporate office space. The Company exited this facility as of December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to the difference between committed lease payments and the estimated sublease rental income for other exited space in this facility. During the fourth quarter of 2006, the Company updated its estimates of the sublease rental income based on the signing of the Sublease and the current and expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $900,000. The total pre-tax restructuring charges that the Company recognized in the fourth quarter of fiscal year 2006 related to these actions were $2.3 million.

During 2006, the Company’s Board of Directors authorized stock repurchase programs to buy back shares of the Company’s common stock. The programs were completed in September 2006. We used $23.3 million of cash to repurchase 7,888,985 shares of the Company’s common stock during the year ended December 31, 2006.

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

Cash Flow

Sources and uses of cash for the 2006, 2005 and 2004 years are summarized in the table below.

	Year Ended December 31,
	2006	2005	2004
	(In millions)
Net cash provided by (used in) operating activities	$(5.5)	$3.6	$7.1
Net cash provided by (used in) investing activities	$1.4	$32.8	$(49.6)
Net cash provided by (used in) financing activities	$(22.4)	$(18.0)	$16.1

The principal driver in the change in cash flows used in operations is net income (loss) adjusted by certain non-cash items such as amortization  and stock-based compensation. Net income (loss), decreased $20.7 million from net income of $5.0 million for the year ended December 31, 2005 to a net loss of $15.8 million for the year ended December 31, 2006. Amortization, a non-cash item used to reconcile cash flows to net loss, was higher in the year ended December 31, 2006, in comparison to the years ended December 31, 2005 and 2004, as a result of the acquisition of Openera. We also incurred stock-based compensation expense of $1.9 million with the adoption of SFAS 123R on January 1, 2006. We incurred additional stock-based compensation expense of $2.9 million related to the restricted stock and common stock consideration used to purchase Openera in February 2006. There was no stock-based compensation expense in 2005 and $0.1 million in 2004.

As of December 31, 2006, 2005 and 2004 days sales outstanding (DSO) were 54 days, 48 days and 49 days, respectively. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. For some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized. These shipments relate to the inventory at customer sites in 2006. As MyCaller and AccessGate revenues become a larger proportion of overall revenues, both the deferred revenue and the inventory at customer sites is expected to grow and affect cash flows accordingly. In 2006, cash flows utilized by inventory activity and deferred revenue activity were $0.8 million and $1.2 million, respectively.

In connection with the acquisition of Openera we acquired debt of $0.7 million which was repaid in 2006. During the years ended December 31, 2005 and 2004 we used $20.4 million and $38.5 million, respectively, to repurchase debt obligations which were fully retired in October, 2005.

As part of the Company’s Board of Director’s plan to repurchase the Company’s common stock, we used $23.3 million during 2006 to repurchase 7,888,985 shares of our common stock. The stock repurchase programs were completed in September, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, other than property and equipment operating leases that are disclosed in the contractual obligations table below and in our consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit. The following table details our future contractual payment obligations.

Contractual Obligations

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Property and equipment operating leases	$4,745	$3,921	$3,513	$3,178	$3,229	$2,207	$20,793
Open purchase orders	6,288	—	—	—	—	—	6,288
Total contractual obligations	$11,033	$3,921	$3,513	$3,178	$3,229	$2,207	$27,081

Property and equipment operating lease contractual obligations do not include estimated sublease income of $2.8 million which will be earned in the next five years. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to components, software licenses and services and equipment maintenance services. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory at least eight times per year. If this condition is not met, the Company must purchase enough inventory to bring Plexus up to eight turns. During 2006, the Company satisfied the eight turn goal in all interim periods. As such, we have not included any amounts in the table of contractual obligations related to our commitment with Plexus at December 31, 2006. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on facts and circumstances. The Company has no such arrangements with its other third-party contract manufacturer.

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment,” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”

(“SFAS 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The adoption of the provisions of EITF 06-3 in 2007 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of the provisions of FIN 48 in 2007 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of the provisions of SAB 108 had no material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Quarterly Information (Unaudited)

	Quarter Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$21,685	$20,783	$26,440	$30,698	$31,684	$30,271	$24,919	$22,600
Cost of revenues	8,511	8,358	9,335	9,841	10,425	10,083	9,394	9,518
Gross profit	13,174	12,425	17,105	20,857	21,259	20,188	15,525	13,082
Operating expenses:
Selling, general and administrative	11,779	11,124	13,114	12,833	11,565	10,078	9,344	8,942
Research and development	6,023	6,317	6,799	6,559	6,788	6,837	6,323	6,192
Restructuring and other related charges	4,161	1,308	—	—	—	—	—	—
Total operating expenses	21,963	18,749	19,913	19,392	18,353	16,915	15,667	15,134
Operating income (loss)	(8,789)	(6,324)	(2,808)	1,465	2,906	3,273	(142)	(2,052)
Other income (expense), net	25	336	313	270	603	117	485	150
Income (loss) before income taxes	(8,764)	(5,988)	(2,495)	1,735	3,509	3,390	343	(1,902)
Income tax expense (benefit)	171	(113)	130	51	(180)	63	285	200
Net income (loss)	(8,935)	(5,875)	$(2,625)	1,684	3,689	3,327	$58	(2,102)
Basic and diluted net earnings (loss) per common share	$(0.21)	$(0.12)	$(0.05)	$0.03	$0.08	$0.07	$0.00	$(0.04)

	Quarter Ended
(As a percent of revenues)	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.2	40.2	35.3	32.1	32.9	33.3	37.7	42.1
Gross profit	60.8	59.8	64.7	67.9	67.1	66.7	62.3	57.9
Operating expenses:
Selling, general and administrative	54.3	53.5	49.6	41.8	36.5	33.3	37.5	39.6
Research and development	27.8	30.4	25.7	21.4	21.4	22.6	25.4	27.4
Restructuring and other related charges	19.2	6.3	—	—	—	—	—	—
Total operating expenses	101.3	90.2	75.3	63.2	57.9	55.9	62.9	67.0
Operating income (loss)	(40.5)	(30.4)	(10.6)	4.7	9.2	10.8	(0.6)	(9.1)
Other income (expense), net	0.1	1.6	1.2	0.9	1.9	0.4	1.9	0.1
Income (loss) before income taxes	(40.4)	(28.8)	(9.4)	5.6	11.1	11.2	1.3	(9.0)
Income taxes expense (benefit)	0.8	(0.5)	0.5	0.2	(0.5)	0.2	1.1	0.1
Net income (loss)	(41.2)%	(28.3)%	(9.9)	5.4	11.6%	11.0%	0.2%	(9.1)%

During 2006, we experienced a decrease in quarterly revenue in comparison to prior quarters of 2005. We attribute this decrease to a decline in our PS business unit and to a decrease in VQS sales to Lucent. During 2006 revenue and gross margin related to  MyCaller and AccessGate products and services increased over 2005.

Selling, general and administrative expenses have generally increased during 2006 and 2005 primarily due to increases in payroll and related expenses and stock-based compensation expense related to the adoption of SFAS 123R on January 1, 2006 and amortization expense related to intangible assets acquired from Openera in the first quarter of 2006.

Research and development expenses increased throughout 2005 and the first half of 2006. For the remainder of 2006 decreases in research and development expense were attributable to workforce reductions and increased leverage of lower cost development resources, which includes our Bangalore India engineering resources associated with our acquisition of Openera. As noted earlier, our research and development spending is currently directed to product extensions to certain board families, next generation board and related software offerings incorporating, for example, video capabilities, and our more recent product families, Vision, MyCaller, MobilePlace and AccessGate.

During the third and fourth quarters of 2006, in order to reduce operating costs, the Company terminated 57 employees, ceased using its Red Bank, New Jersey facility, and part of its headquarter facility in Framingham, Massachusetts. These actions resulted in restructuring and other related charges of $5.5 million.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NMS Communications:

We have completed integrated audits of NMS Communications Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NMS Communications Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Openera Technologies, Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Openera Technologies, Inc. from our audit of internal control over financial reporting. Openera Technologies, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2007

NMS Communications Corporation
Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$25,176	$51,212
Marketable securities	7,082	11,002
Accounts receivable, net of allowance for doubtful accounts of $829 and $794, respectively	13,270	16,895
Inventories	3,649	2,844
Prepaid expenses and other assets	3,100	4,092
Total current assets	52,277	86,045
Property and equipment, net	6,625	6,535
Goodwill	5,469	—
Other intangible assets, net	3,782	—
Other assets	1,177	723
Total assets	$69,330	$93,303
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,849	$4,855
Accrued expenses and other liabilities	5,952	9,319
Accrued restructuring	2,228	916
Deferred revenue	4,431	3,959
Total current liabilities	16,460	19,049
Accrued restructuring	2,104	—
Accrued warranty expense	122	159
Total liabilities	18,686	19,208
Commitments and contingencies (note 16)
Stockholders’ equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at December 31, 2006 and 2005, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 52,991,435 shares issued and 45,441,183 shares outstanding at December 31, 2006 and 48,412,589 shares issued and outstanding at December 31, 2005.	530	484
Additional paid-in capital	428,717	414,939
Accumulated deficit	(353,511)	(337,760)
Accumulated other comprehensive loss	(2,762)	(3,568)
Treasury stock, at cost, 7,550,252 shares at December 31, 2006 and 0 shares at December 31, 2005	(22,330)	—
Total stockholders’ equity	50,644	74,095
Total liabilities and stockholders’ equity	$69,330	$93,303

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands except for per share data)
Revenues	$99,606	$109,474	$101,512
Cost of revenues	36,046	39,420	38,052
Gross profit	63,560	70,054	63,460
Operating expenses:
Selling, general and administrative	48,849	39,929	33,776
Research and development	25,699	26,140	23,884
Restructuring and other related charges	5,469	—	—
Total operating expenses	80,017	66,069	57,660
Operating income (loss)	(16,457)	3,985	5,800
Other income (expense):
Interest income	1,730	1,643	1,223
Interest expense	—	(878)	(2,186)
Loss on extinguishment of debt	—	—	(369)
Other	(786)	590	(300)
Other income (expense), net	944	1,355	(1,632)
Income (loss) before income taxes	(15,513)	5,340	4,168
Income tax expense	238	368	66
Net income (loss)	$(15,751)	$4,972	$4,102
Basic earnings (loss) per common share	$(0.33)	$0.10	$0.09
Weighted average basic shares outstanding	48,467	47,884	44,709
Diluted earnings (loss) per common share	$(0.33)	$0.10	$0.09
Weighted average diluted shares outstanding	48,467	48,285	46,894

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		other	Treasury stock		Total
	Common Stock		paid-in	Accumulated	comprehensive		Amount	stockholders’	Comprehensive
(In thousands)	Shares	Amount	capital	deficit	income (loss)	Shares	(at cost)	equity	Income (loss)
Balance, December 31, 2003	36,738	$367	$359,316	$(346,834)	$(2,326)	52,444	$(285)	$10,238	$(55,628)
Issuance of common stock under employee purchase plan	149	2	535					537
Amortization of deferred compensation			102					102
Exercise of common stock options	1,282	13	3,620			(52,444)	285	3,918
Issuance of common stock under secondary offering	9,200	92	49,416					49,508
Change in market value of securities available for sale					(108)			(108)	(108)
Foreign currency translation adjustment					134			134	134
Net income				4,102				4,102	4,102
Balance, December 31, 2004	47,369	$474	$412,989	$(342,732)	$(2,300)	—	$—	$68,431	$4,128
Exercise of common stock options	898	8	1,560					1,568
Issuance of common stock under employee purchase plan	145	2	390					392
Change in market value of securities available for sale					95			95	95
Foreign currency translation adjustment					(1,363)			(1,363)	(1,363)
Net income				4,972				4,972	4,972
Balance, December 31, 2005	48,412	$484	$414,939	$(337,760)	$(3,568)	—	$—	$74,095	$3,704
Repurchase of common stock						7,889	(23,332)	(23,332)
Exercise of common stock options	534	5	518			(275)	812	1,335
Issuance of common stock under employee purchase plan	67	1	141			(64)	190	332
Issuance of common stock and restricted stock under Openera acquisition	3,978	40	7,774					7,814
Issuance of vested common stock options under Openera acquisition			577					577
Stock based compensation			4,768					4,768
Change in market value of securities available for sale					15			15	15
Foreign currency translation adjustment					791			791	791
Net loss				(15,751)				(15,751)	(15,751)
Balance, December 31, 2006	52,991	$530	$428,717	$(353,511)	$(2,762)	7,550	$(22,330)	$50,644	$(14,945)

The accompanying notes are an integral part of the consolidated financial statements

NMS Communications Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(15,751)	$4,972	$4,102
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of property and equipment	2,832	2,774	3,578
Amortization (accretion) of marketable securities	(484)	(210)	320
Amortization of other intangibles	1,218	—	—
Stock based compensation expense	4,768	—	102
Loss on disposal of property and equipment	367	164	137
Foreign exchange translation loss (gain)	433	(378)	(180)
Loss on extinguishment of long-term debt	—	—	369
Write-off and amortization of debt issuance costs	—	131	320
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,218	(2,580)	(5,046)
Inventories	(805)	602	(254)
Prepaid expenses and other assets	907	(1,160)	2,454
Accounts payable	(285)	514	(371)
Accrued expenses and other liabilities	(5,117)	(129)	558
Accrued restructuring	3,416	(393)	(2,019)
Deferred revenue	(1,170)	(661)	2,982
Cash (used in) provided by operating activities	(5,453)	3,646	7,052
Cash flow from investing activities:
Purchases of property and equipment	(3,088)	(3,337)	(2,368)
Purchases of marketable securities	(23,580)	(42,321)	(61,492)
Proceeds from the maturity of marketable securities	28,000	78,440	14,250
Cash acquired through acquisition of a business	42	—	—
Cash provided by (used in) investing activities	1,374	32,782	(49,610)
Cash flow from financing activities:
Repayment of debt	(715)	(19,942)	(37,849)
Repurchase of common stock	(23,332)	—	—
Proceeds from issuance of common stock	1,667	1,960	53,963
Cash (used in) provided by financing activities	(22,380)	(17,982)	16,114
Effect of exchange rate changes on cash	423	(1,038)	331
Net increase (decrease) in cash and cash equivalents	(26,036)	17,408	(26,113)
Cash and cash equivalents, beginning of year	51,212	33,804	59,917
Cash and cash equivalents, end of year	$25,176	$51,212	$33,804
Supplemental cash flow information:
Interest paid	$—	$997	$2,304
Taxes paid	$276	$251	$332
Acquisition of Openera:
Fair value of assets acquired, net of cash acquired	$11,485	$—	$—
Fair value of liabilities acquired	$2,775	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1—Summary of Significant Accounting Policies

Business Description

NMS Communications Corporation is a provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. The Company’s products, which include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer, and services address a wide range of customers’ needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use the Company’s products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use the Company’s products to help deploy leading technology solutions for their telecommunication operators and enterprise customers in a timely and cost-effective manner. The Company sells its products worldwide through its direct sales force as well as through channel partners and system integrator partners. The Company’s customers include leading telecommunications operators and network equipment and application providers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates related to the allowance for doubtful accounts, write-down of excess and obsolete inventories to the lower of cost or market value, the realizability of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. Management established these estimates based on historical experience and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company derives its revenue from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support and professional services. Maintenance and support services consist of on-site support, telephone support, system hosting and training. Professional services consist of multiple-elements of hardware and/or software customization projects provided to customers. The Company sells its products and services through direct sales and through channel partners, which include resellers, distributors and system integrators. The Company’s products are sold as bundled hardware and software solution. When the software is essential to the functionality of the hardware the Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and related interpretations. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable.

When selling to resellers, distributors and systems integrators, the Company defers revenue until collectibility is probable. When revenue is deferred, if reliable reporting from the reseller or distributor exists, the Company will recognize revenue when the reseller or distributor sells the product to an end-user (“sell through”). Where reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances receipt of a letter of credit.

For arrangements with customers that include acceptance provisions, the Company recognizes revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the contractual acceptance period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists,” the Company recognizes revenue upon shipment of product to its stocking distributors, net of estimated returns. The Company offers quarterly return rights to a limited number of channel partners that allow the channel partner to exchange a percentage of their inventory based on its prior quarter purchases. The Company provides for these return rights each quarter in an amount equal to estimated returns. The Company does not offer rights of return on sales made through its direct sales force.

When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, the Company allocates the entire sale price to each respective element based on vendor specific objective evidence (“VSOE”) of fair value for each element. When arrangements contain multiple elements and VSOE of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. The Company bases its determination of VSOE of fair value of the undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price the Company charges when the same element is sold separately or the price established by management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, the Company defers revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

The Company defers maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognizes it ratably over the term of the maintenance contract, generally twelve months. When maintenance and support services are not sold separately the Company determines VSOE on maintenance and support services by establishing a substantive renewal price in the multiple element arrangements.

The Company recognizes revenue allocated to professional service elements as the services are performed. When the customization is essential to the functionality of the licensed software, both the software license and professional services revenue are recognized under the percentage of completion method, which requires revenue to be recognized as services are performed. The Company recognizes revenue and gross profit using labor hours as an input measure of progress to completion on these arrangements.

Maintenance and support services and professional service revenue represents 9.1%, 7.4% and 8.8% of revenue for the years ended December 31, 2006, 2005 and 2004, respectively

When there are shipping and handling fees, the Company invoices customers for such fees and  recognizes the invoiced amounts as revenue and the related costs as costs of revenue.

Cash Equivalents

Cash equivalents include short-term investments with remaining maturities of three months or less at date of purchase.

Accounts Receivable

The Company’s accounts receivable balances are composed of trade receivables. The Company has recorded receivables associated with product and services that have been delivered but not yet accepted.

The Company establishes allowances against doubtful accounts for potential credit losses when it determines receivables are at risk for collection based upon the length of time the receivables are outstanding, as well as various other criteria. Receivables are written off against these allowances in the period they are determined to be uncollectible.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of raw materials, work in process, finished goods and inventory at customer sites. Inventory at customer sites represents inventory associated with product that has not yet been accepted by the customer. Write-downs of inventory to lower of cost or market value are based primarily on estimated forecast of product demand and production requirements over the next twelve months.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. During 2006, the Company performed its annual test of goodwill to determine if there was an impairment. These tests determined that each reporting unit’s fair value exceeded the carrying value of the net assets of each respective reporting unit, using projected discounted cash flow modeling. No impairment was required to be recorded related to the Company’s annual impairment testing in 2006. Estimating future cash flows requires management to make projections that can differ materially from actual results.

Also in accordance with SFAS No. 142, the Company evaluated the useful lives assigned to its other intangible assets, which resulted in no changes to such useful lives. Other intangible assets arose from the acquisition of Openera in February 2006, which are amortized over their respective estimated economic useful lives proportionate to their expected cash flows.

Long-Lived Assets

The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If future expected undiscounted cash flows are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis.

The Company also reviews any legal and contractual obligations associated with the retirement of its long-lived assets and records assets and liabilities, as necessary, related to the cost of such obligations. Costs associated with such obligations that are reasonably estimable and probable are accrued and expensed, or capitalized as appropriate. The asset recorded shall be recorded during the period in which it occurs and shall be amortized over the useful life of the related long-lived tangible asset. The liability recorded is relieved when the costs are incurred to retire the related long-lived tangible asset.

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

Financial Instruments

The Company’s financial instruments include cash, marketable securities, accounts receivable, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at December 31, 2006 and 2005. Debt obligations were repaid in 2006 and 2005. Debt is recorded at its face value.

Severance and Restructuring Accrued Liabilities

The Company continually evaluates its staffing levels to meet its business objectives and its strategy to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”). The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of benefits such as health and life insurance.

From time to time, the Company will announce reorganization plans that may include eliminating positions within the Company. Each plan is reviewed to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”). The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan.

Also from time to time, the Company ceases to use certain facilities prior to expiration of the underlying lease agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146. The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements.

Subsequent to recording such accrued liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material.

Income Taxes

The provision for income taxes is computed based on pre-tax income included in the Consolidated Statements of Operations. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company determines its effective tax rate by dividing its income tax expense by its income before taxes as reported in its Consolidated Statement of Operations. For reporting periods prior to the end of the Company’s fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of non-deductible expenses.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

The Company is required to adopt the provisions of FIN 48 related to all of the Company’s tax positions for the fiscal year beginning January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The adoption of the provisions of FIN 48 is not expected to have a material impact on the Company’s financial position or results of operation.

Stock Option and Stock Purchase Plans

Effective January 1, 2006, the Company implemented the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and related interpretations. (See Note 4 of Notes to Consolidated Financial Statements). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing SFAS 123R, and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of SFAS 123R. Stock-based compensation related to any unvested awards granted prior to January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123R. SAB 107 provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of SFAS 123R.

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the market value of the underlying common stock on the date of grant.

The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under SFAS 123R, the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected life assumption was established based upon an analysis of historical option exercise behavior. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid any cash dividends on the Common Stock and has no current plans to pay cash dividends on the Common Stock. The payment of any future cash dividends will be determined by the Company’s board of directors in light of conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, tax laws, certain corporate law requirements and various other factors.

The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options the Company issues, based on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. The Company’s judgments could change over time as additional information becomes available, or the facts underlying the assumptions change over time. Any change in judgments could have a material impact on the Company’s financial statements. The Company believes that these estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Basic and Diluted Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common stock equivalents had been issued. Outstanding treasury stock is excluded from the computations of basic and diluted net earnings (loss) per share.

Recent Accounting Pronouncements

As noted in Note 2, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment,” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of: so abnormal. In addition, SFAS 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The adoption of the provisions of EITF 06-3 in 2007 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of the provisions of FIN 48 in 2007 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) expressing the Staff’s views regarding the process of quantifying financial statement misstatements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The provisions of SAB 108 should be applied to annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of the provisions of SAB 108, effective January 1, 2006, had no material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

2—Stock-Based Compensation

The following table presents the effect of recording stock-based compensation expense under SFAS 123R:

Year ended December 31, 2006
(In thousands, except per share data)
Stock-based compensation expense by type of award:
Stock options	$1,939
Restricted stock	2,548
Employee stock purchase plan	307
Total stock-based compensation	$4,794
Effect on earnings per share
Increase to basic and diluted loss per share	$0.10
Effect of stock-based compensation on income by line item:
Cost of revenues	$98
Selling, general and administrative	4,393
Research and development	303
Stock-based compensation expense	$4,794

As a result of adopting SFAS 123R, the Company’s net loss increased $4.8 million for the year ended December 31, 2006. Basic and diluted loss per share for the year ended December 31, 2006 was $0.10 greater due to the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material impact on the Company’s cash flows.

The Company estimates the fair value of each award using the Black-Scholes valuation model. This valuation model uses the exercise price of the award, and the following significant assumptions:  the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation method and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s equity awards on respective grant dates during the year ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of stock options granted during the year ended December 31, 2006, using a Black-Scholes valuation model were:

Year Ended December 31, 2006
Expected term(1)	3.25 to 3.5 years
Expected stock price volatility (2)	69 to 73%
Risk-free interest rate(3)	4.4% to 5.2%
Expected dividend yield	0%

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

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan was determined using the Black-Scholes valuation model. The compensation expense is recorded over the period in which the awards are earned. During the year ended December 31, 2006 the Company recorded stock-based compensation expense based on actual shares issued and an estimate of 23,000 shares to be issued under the Company’s Employee Stock Purchase Plan in the second fiscal quarter of 2007.

Proforma information for periods prior to adopting SFAS 123R:

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB 25 and disclosed the pro-forma stock-based compensation and its impact on net loss and net loss per share in accordance with SFAS 123. The following table illustrates the effects on net loss and net loss per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Year ended December 31, 2005	Year ended December 31, 2004
	(In thousands, except per share data)
Net income as reported	$4,972	$4,102
Add: Stock-based employee compensation expense included in net income	—	102
Less: Total stock-based employee compensation expense determined under the fair value method	(8,449)	(5,625)
Pro forma net loss	$(3,477)	$(1,421)
Net income (loss) per share:
Basic and Diluted net income per common share—as reported	$0.10	$0.09
Basic and Diluted net loss per common share—pro-forma	$(0.07)	$(0.03)

In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company estimated the fair value of each stock option award using the Black-Scholes valuation model. Assumptions used to determine the fair value of options granted under SFAS 123 during the years ended December 31, 2005 and 2004 were:

	Year ended December 31, 2005	Year ended December 31, 2004
Expected term	3.5 years	5.0 years
Expected stock price volatility	82%	115%
Risk-free interest rate	4.0%	3.4%
Expected dividend yield	0%	0%

In the fourth quarter of 2005, the Company accelerated the vesting of options to purchase 589,499 shares of common stock with exercise prices greater than or equal to $4.03 per share that were awarded to employees, officers and other eligible participants under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The Company disclosed $2.9 million of pro-forma stock-based compensation for those modifications during the year ended December 31, 2005. These modifications were made in anticipation of adopting SFAS No. 123R to avoid stock-based compensation expense.

Stock Incentive Plans

The Company has stock option and stock purchase plans authorizing various types of stock option awards that may be granted to officers and employees. The following is a summary of all of the plans of the Company:

1993 Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Stock Option Plan (the “1993 Plan”). The 1993 Plan permits both incentive and non-statutory options to be granted to employees,

directors and consultants. Options granted under the 1993 Plan generally vest over four years. The terms of options granted under the 1993 Plan do not exceed ten years. In March 1998, the Board of Directors adopted, and in April 1998 the Company’s stockholders approved, (i) an increase in the number of shares available under the 1993 Plan from 3,000,000 to 3,800,000 and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company’s common stock on the date of grant. In March 2000, the Board of Directors superseded the 1993 Plan with the Company’s 2000 Equity Incentive Plan (the “2000 Plan”) and no further grants under the 1993 Plan will be made. Options granted previously under the 1993 Plan will continue to be governed by the terms of the 1993 Plan. As of December 31, 2006 there were 384,000 options outstanding under the 1993 Plan. The outstanding options under the 1993 Plan were fully vested as of December 31, 2006. As of December 31, 2006, 384,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1993 Plan.

1993 Non-Employee Directors Stock Option Plan

In October 1993, the Company’s Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”) which provides for the purchase of up to 240,000 shares of common stock pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. Options granted under the Directors Plan generally vest over four years. The terms of options granted under the Directors Plan do not exceed ten years. In March 1996 the Board of Directors adopted, and in May 1996 the Company’s stockholders approved, (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted annually to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted, and in April 1999 the Company’s stockholders approved, an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Equity Incentive Plan and no further grants under the Directors Plan will be made. As of December 31, 2006, there were 105,000 options outstanding under the Directors Plan. The outstanding options under the Directors Plan were fully vested as of December 31, 2006. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan. As of December 31, 2006, 105,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the Directors Plan.

1995 Non-Statutory Stock Option Plan

In October 1995, the Company’s Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the “1995 Plan”). The 1995 Plan expired in October 2005. The exercise price of options outstanding under the 1995 Plan is not less than 100% of the fair market value of the Company’s common stock on the date of grant. Options outstanding under the 1995 Plan generally vest over two years. The terms of options granted under the 1995 Plan do not exceed ten years. As of December 31, 2006, there were 1,725,734 options outstanding under the 1995 Plan. As of December 31, 2006, there were 1,693,134 options vested under the 1995 Plan. As of December 31, 2006, 1,725,734 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1995 Plan.

2000 Equity Incentive Plan

In March 2000, the Company’s Board of Directors adopted, and in April 2000 the Company’s stockholders approved, the 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company’s common stock (collectively, “Stock Awards”) to employees, non-employee directors and consultants. On April 28, 2005, the Company’s stockholders approved amendments to the 2000 Plan to (i) increase the number of shares which may be issued under the 2000 Plan by 2,050,000 shares, (ii) eliminate the Company’s ability to grant non-statutory stock options at an exercise price less than fair market value of the Company’s common stock on the date of grant and (iii) amend certain other terms and conditions of the 2000 Plan. The aggregate number of shares which may be issued under the 2000 Plan, as amended, is 7,050,000 plus any shares of the Company’s common stock covered by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of options granted pursuant to the 2000 Plan may not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan generally vest over two years except that, options granted to new hires generally vest over three years. The terms of options granted under the 2000 Plan do not exceed ten years. The terms of options granted during 2006 do not exceed 5 years. As of December 31, 2006, there were 5,370,560 options outstanding under the 2000 Plan. As of December 31, 2006, there were 2,456,744 options vested under the 2000 Plan. As of December 31, 2006, 7,398,353 shares of common stock have been reserved for issuance upon the exercise of stock options under the 2000 Plan.

2003 Employee Stock Purchase Plan

In March 2003, the Board of Directors adopted, and in April 2003 the Company’s stockholders approved, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. In May 2006, the Board of Directors adopted the Indian Supplement to the Purchase Plan. As a result, the Company allocated 150,000 shares from the Purchase Plan to be used for the Indian Supplement. The Company has reserved a total of 750,000 shares for the Purchase Plan. The Company issued 130,639 shares under the Purchase Plan during the year ended December 31, 2006. As of December 31, 2006, 233,458 shares of common stock have been reserved for issuance upon the exercise of stock options under the Purchase Plan.

2005 Openera Plan

In connection with the acquisition of Openera Technologies, Inc. (“Openera”) on February 24, 2006, the Company assumed the Openera 2005 Equity Incentive Plan (the “Openera Plan”). The Openera Plan provides for the grant of incentive stock options to employees and non-statutory stock options to employees, non-employee directors and advisors and consultants. A total of 762,065 shares may be issued under the Openera Plan. The exercise price of incentive stock options granted pursuant to the Openera Plan may not be less than the fair market value of the company’s common stock on the date of grant. Options granted under the Openera Plan generally vest over two years except that, options granted to new hires generally vest over three years. The terms of options granted under the Openera Plan do not exceed ten years. The terms of options granted during 2006 do not exceed five years. As of December 31, 2006, there were 401,823 options outstanding under the Openera Plan. As of December 31, 2006, there were 3,184 options vested under the Openera Plan. As of December 31, 2006, 406,808 shares of common stock have been reserved for issuance upon the exercise of stock options under the Openera Plan.

2006 India Stock Option Plan

In May 2006, the Company’s Board of Directors adopted the 2006 India Stock Option Plan (the “2006 India Plan”). The 2006 India Plan provides for the grant of non-statutory stock options to purchase shares of the Company’s common stock to India resident, non-executive office employees of and consultants to the Company or any of its subsidiaries. A total of 600,000 options may be issued under the 2006 India Plan.

Options granted under the 2006 India Plan generally vest over two years except that, options granted to new hires generally vest over three years. The terms of options granted under the 2006 India Plan do not exceed five years. As of December 31, 2006, there were 74,450 options outstanding under the 2006 India Plan. As of December 31, 2006, there were no options vested under the 2006 India Plan. As of December 31, 2006, 600,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the India Plan.

A summary of the Company’s stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	7,679,308	$4.90	8,626,392	$8.03	8,901,814	$8.54
Granted	3,467,476	2.55	2,401,202	3.49	1,818,944	6.30
Exercised	(808,922)	1.64	(908,086)	1.74	(1,337,299)	2.91
Forfeited and cancelled	(2,276,295)	5.44	(2,440,200)	15.74	(757,067)	19.10
Outstanding at end of period	8,061,567	4.06	7,679,308	4.90	8,626,392	8.03
Exercisable at end of period	4,642,062	5.07	5,551,917	5.52	6,016,546	9.37

The following table summarizes outstanding stock options as of December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Average Exercise Price
$0.01—$5.00	6,613,335	3.5	$2.91	3,198,555	$3.15
$5.01—$10.00	1,185,294	2.0	6.71	1,180,569	6.71
$10.01—$20.00	151,508	1.0	15.18	151,508	15.18
$20.01—$30.00	63,000	1.3	25.08	63,000	25.08
$30.01—$40.00	43,330	0.6	33.12	43,330	33.12
$40.01—$50.00	5,100	0.8	45.19	5,100	45.19
	8,061,567	3.2	$4.06	4,642,062	$5.07

As of December 31, 2006, a total of 10,619,895 shares of common stock have been reserved for issuance upon the exercise of stock options. As of December 31, 2006, a total of 2,558,328 shares of common stock have been reserved for grants of stock options.

During the year ended December 31, 2006, the Company granted 3,098,301 options with exercise prices equal to the fair market value of the Company’s common stock on the grant date. In connection with the acquisition of Openera, the Company issued 369,175 options with exercise prices less than fair market value of the Company’s common stock on the grant date (the “Openera Options”). The Openera Options vest 40% at the time of acquisition and 20% at the 12, 24 and 30 month anniversaries of the acquisition date (February 24, 2006). Openera Options to purchase 147,670 shares were vested at the acquisition date. The exercise prices of such options ranged from $0.01 to $0.03 per option. Options granted during the year ended December 31, 2006 had a weighted average grant date fair value of $2.55.

At December 31, 2006, the aggregate intrinsic values of options outstanding and options exercisable were $1.0 million and $0.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $1.7 million.

At December 31, 2006, unrecognized compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.6 million, which is expected to be recognized over a weighted average period of 2.9 years.

The Company’s non-vested stock option activity for the year ended December 31, 2006 was as follows:

	Number of Options	Weighted Average Exercise Price
Non-vested options at December 31, 2005	2,127,391	$3.27
Granted	3,319,806	2.55
Vested	(1,214,064)	3.21
Forfeited	(813,628)	3.33
Non-vested options at December 31, 2006	3,419,505	$2.69

As described in Note 4, the Company issued 3,977,518 restricted shares of common stock in connection with the acquisition of Openera. The shares vest 40% at the time of acquisition and 20% at the 12, 24 and 30 month anniversaries of the acquisition date (February 24, 2006). A total of 1,591,007 shares vested at the acquisition date. The following table summarizes the activity associated with the unvested restricted shares of common stock issued in connection with the Openera acquisition for the year ended December 31, 2006:

	Number of Shares	Weighted Average Issuance Fair Value
Non-vested restricted shares at December 31, 2005	—	$—
Issued in connection with the Openera acquisition	2,386,511	3.48
Vested	—	—
Forfeited or cancelled	(2,212)	3.48
Non-vested restricted shares at December 31, 2006	2,384,299	$3.48

At December 31, 2006, unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock was $4.6 million, which is expected to be recognized over a weighted average period of 1.7 years.

3—Earnings (Loss) per Share

The following table provides the basic and diluted income (loss) per share computations:

	Year Ended December 31,
	2006	2005	2004
	(In thousands except per share data)
Numerator:
Net income (loss)	$(15,751)	$4,972	$4,102
Denominator:
Weighted average basic shares outstanding	48,467	47,884	44,709
Dilutive stock options	—	401	2,185
Weighted average diluted shares outstanding	48,467	48,285	46,894
Basic and diluted earnings (loss) per share	$(0.33)	$0.10	$0.09

The number of options that were excluded from the calculation of diluted earnings (loss) per common share, as their inclusion would have been anti-dilutive, for the years ended December 31, 2006, 2005 and 2004 were 5,869,098, 4,547,354 and 4,294,968, respectively. All of the Company’s outstanding options were anti-dilutive for the year ended December 31, 2006 due to the net loss position of the Company. Additional common stock equivalents related to the Company’s Convertible Notes of 315,289 at December 31, 2004 have been excluded from the calculation of diluted earnings per common share as their inclusion would have been anti-dilutive. There was no outstanding debt at December 31, 2006 and 2005.

4—Acquisitions

Effective February 24, 2006, the Company acquired Openera Technologies, Inc. a Delaware corporation with operations based primarily in Bangalore, India (“Openera”), for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and liabilities assumed of $2.8 million.

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

In connection with the acquisition of Openera, the Company issued 3,977,518 shares of its common stock to both employee and non-employee stockholders of Openera, subject to certain restrictions. The shares vest 40% at the effective date of the acquisition and 20% at the 12, 24 and 30 month anniversaries of such date. A total of 1,981,047 shares issued to employees are subject to their continued employment over the 30-month period following the effective date of the acquisition, and therefore have been excluded from the purchase price of the acquisition. The fair value of the shares issued was determined based on a five-day average market price of the Company’s common stock for the two days before and ending two days after the acquisition was publicly announced. The table below summarizes the allocations of the shares issued:

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

The acquisition was accounted for as a purchase business combination. Accordingly, the results of the operations of Openera were included with those of the Company for periods subsequent to the date of acquisition. Pro forma results of operations are not presented as the acquisition of Openera was determined not to be significant to the Company’s condensed consolidated financial statements at the time of the transaction. The Company has preliminarily allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on February 24, 2006. The allocation of the purchase price is preliminary because final analysis of the deferred revenue is not yet complete. The final allocation will be complete in the first quarter of 2007 when a sales contract is expected to be amended in order to clarify the obligations the Company assumed in the Openera acquisition.

The following table presents the allocation of the purchase price and the lives of the acquired intangible assets.

	Amount	Estimated Life
	(In thousands)	(In years)
Consideration exchanged:
Fair value of restricted shares issued	$7,814
Fair value of stock options issued	577
Transaction costs	361
	8,752
Liabilities assumed	2,775
Total purchase price	$11,527
Less estimated fair value of identifiable assets acquired:
Cash and cash equivalents	42
Accounts receivable	592
Prepaid expenses and other current assets	217
Fixed assets	198
Core technology	4,000	1.8—4.8
Customer relationships	1,000	6.8
Goodwill	5,469
Other assets	9
Total assets acquired	$11,527

In connection with the Openera acquisition, the Company assumed short-term debt of $0.7 million and repaid the obligation in March 2006. There were no expenses associated with the retirement of the debt for the year ended December 31, 2006.

5—Goodwill and Other Intangible Assets

The following table sets forth activity related to goodwill during 2006:

(In thousands)
Goodwill at December 31, 2005	$—
Goodwill from purchase of Openera	5,561
Additions (reductions) to goodwill	(93)
Effect of foreign exchange	1
Goodwill at December 31, 2006	$5,469

The Company reduced goodwill subsequent to the acquisition date due to the collection of an account receivable where payment was not expected as of the acquisition date. Goodwill is deductible for tax purposes.

The components of other intangible assets are as follows as of December 31, 2006:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8—4.8	$4,000	$(1,118)	$2,882
Customer relationships	6.8	1,000	(100)	900
Other intangible assets		$5,000	$(1,218)	$3,782

The following table presents amortization expense of the intangible assets for the year ended December 31, 2006:

(In thousands)
Cost of revenues	$1,118
Selling, general and administrative	100
$1,218

There was no intangible asset amortization for the years ended December 31, 2005 and 2004. The following table summarizes the expected remaining amortization of acquired other intangible assets as of December 31, 2006:

Fiscal Year	Expected Amortization Expense
(In thousands)
2007	$1,168
2008	1,044
2009	778
2010	522
2011	150
Thereafter	120
$3,782

At December 31, 2006, the Company’s goodwill of $5.5 million and other intangible assets of $3.8 million were allocated to the Mobile Applications business unit.

6—Restructuring and Other Related Charges Accruals

In September, 2006, in order to reduce operating costs, the Company eliminated 17 employee positions and closed its engineering facility in Red Bank, New Jersey, which resulted in the recording of restructuring and other related charges of $1.3 million. These charges consist of $0.8 million of involuntary employee severance related costs, $0.4 million of lease termination and $0.1 million of fixed asset write-offs.

In November, 2006, in order to further reduce operating costs, the Company eliminated 40 employee positions, which resulted in the recording of restructuring charges of $2.1 million. These charges consist of $1.9 million of involuntary severance related costs.

In December 2006, the Company entered into an agreement to sublease headquarter office space located in Framingham, Massachusetts, which was formerly used as supplementary conference, training and corporate office space.The Company exited this facility as of December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to the difference between committed lease payments and the estimated sublease rental income for other exited space in this facility. During the fourth quarter of 2006, the Company updated its estimates of the sublease rental income based on the signing of the Sublease and the current and expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $900,000. The total pre-tax restructuring charges that the Company recognized in the fourth quarter of fiscal year 2006 related to these actions were $2.3 million.

The following table sets forth activity during the years ended December 31, 2004, 2005 and 2006, related to restructuring and other action taken in fiscal years 2002, 2003 and 2006:

	Employee Related	Facility Related	Fixed Asset Write-offs	Other	Total
	(In thousands)
Restructuring accrual balance at December 31, 2003	$1,515	$1,692	$—	$121	$3,328
Cash payments	(1,413)	(496)	—	(110)	(2,019)
Restructuring accrual balance at December 31, 2004	$102	$1,196	$—	$11	$1,309
Cash payments	(102)	(280)	—	(11)	(393)
Restructuring accrual balance at December 31, 2005	$—	$916	$—	$—	$916
Restructuring and other related charges	2,653	2,710	106	—	5,469
Cash payments	(1,862)	(702)	—	—	(2,564)
Reclassification of deferred rent	—	617	—	—	617
Write-off of property and equipment	—	—	(106)	—	(106)
Restructuring accrual balance at December 31, 2006	$791	$3,541	$—	$—	$4,332

The remaining accrual balance includes employee related charges, which are expected to be settled in cash during the first quarter of 2007, and facility related charges, which are expected to be settled in cash over the next five years.

7—Business and Credit Concentration

At December 31, 2006, Ericsson represented 17.2 % of the Company’s outstanding net accounts receivable balance. At December 31, 2005, Lucent Technologies Inc. (“Lucent”) and Ericsson represented 26.2 % and 17.0%, respectively, of the Company’s outstanding net accounts receivable balance.

During 2006, 2005 and 2004, Lucent represented 13.2%, 22.6% and 11.7%, respectively, of the Company’s total revenues.

8—Marketable Securities

Investments in marketable securities categorized as available for sale are carried at fair value and consist of the following:

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market fund	$5,268	$—	$—	$5,268
Certificate of deposit	2,000	—	—	2,000
U.S. government and agency bonds	12,060	3	—	12,063
	$19,328	$3	$—	$19,331
Included in cash and cash equivalents	12,247	2	—	12,249
Marketable securities	$7,081	$1	$—	$7,082

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market mutual funds	$5,063	$—	$—	$5,063
U.S. government and agency bonds	36,688	3	(15)	36,676
	$41,751	$3	$(15)	$41,739
Included in cash and cash equivalents	30,734	3	—	30,737
Marketable securities	$11,017	$—	$(15)	$11,002

At December 31, 2006 and 2005, all marketable securities were due to mature within one year. Proceeds from maturity of securities for the years ended December 31, 2006, 2005 and 2004 were $28.0 million, $78.4 million and $14.3 million, respectively. There were no gross realized gains or losses from sale of securities for the years ended December 31, 2006, 2005 and 2004.

The Company has made equity investments in certain privately held entities. The Company accounts for these investments under the cost method of accounting since the Company does not have the ability to exercise significant influence over these entities and there is not a readily determinable market value for these investments. The Company periodically evaluates the carrying value of these investments for other than temporary impairment. The Company did not realize any gains or losses related to equity investments for the years ended December 31, 2006 and 2005. In 2004, the Company realized a gain of $0.1 million associated with an equity investment whose carrying value had been reduced to zero in prior years.

9—Inventories

	December 31,
	2006	2005
	(In thousands)
Raw materials	$1,474	$490
Work in process	127	228
Finished goods	739	658
Inventories at customer sites	1,309	1,468
Inventory	$3,649	$2,844

10—Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)
Computer equipment	$20,735	$19,123
Computer software	10,653	10,405
Furniture and fixtures	2,954	2,652
Machinery and equipment	2,456	2,211
Leasehold improvements	6,250	5,547
Software in process	—	509
Property and equipment, gross	43,048	40,447
Less accumulated depreciation	(36,423)	(33,912)
Property and equipment, net	$6,625	6,535

Depreciation and amortization expense related to property and equipment was $2.8 million, $2.8 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

11—Income Taxes

The components of income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current income tax expense (benefit):
Federal	$—	$—	$—
State	22	20	—
Foreign	216	348	66
	238	368	66
Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total income tax provision	$238	$368	$66
Deferred tax assets (liabilities) consist of the following:
Net operating loss carryforwards	$75,227	$71,411	$75,103
Research and development tax credit carryforwards	9,772	9,330	5,340
Capital loss carryforwards	2,966	2,885	2,657
Inventories	512	505	514
Fixed assets	854	845	—
Intangible assets	52,886	60,522	67,136
Accrued expenses	1,942	400	362
Other	292	299	320
Acquisition costs	2,121	1,681	2,684
	$146,572	$147,878	$154,116
Acquired intangible assets	(1,419)	—	—
Fixed assets	(644)	(592)	(635)
Less: valuation allowance:	(144,509)	(147,286)	(153,481)
Net deferred taxes	$—	$—	$—

For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce taxable income of approximately $176.2 million at December 31, 2006. Of this amount $21.1 million relates to deductions from the exercise of stock options of which approximately $1.5 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with FAS 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provisions of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2007 if unutilized. The Company also had foreign net operating loss carryforwards of approximately $28.4 million expire. As of December 31, 2006, the Company had approximately $6.4 million of tax credits in the U.S. that are composed of federal research and development credits and state and local credits. These credits begin to expire in 2007 if unutilized. In addition, the Company has Canadian investment tax credits of approximately $4.4 million. These credits begin to expire in 2014.

The Company has established valuation allowances against net deferred tax assets, in certain jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future.

United States income taxes were not provided on permanently reinvested undistributed earnings for certain non-U.S. subsidiaries of approximately $3.2 million. The Company will reinvest these earnings indefinitely outside the United States in its operations.

	Year Ended December 31,
	2006	2005	2004
Computed expected tax expense at U.S. federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax expense (benefit)	(12.7)	(19.1)	(30.2)
Tax rate and tax law differential of foreign operations	8.3	(22.6)	(38.1)
U.S. federal research and development credits	—	5.6	(12.0)
Foreign tax deductions	(0.4)	(7.0)	(5.7)
Other tax credits	7.2	(11.2)	(7.6)
Change in valuation allowance	(23.9)	26.8	51.2
Foreign loss disallowance	(12.9)	—	—
Nondeductible expenses	(1.0)	(0.3)	4.4
Other	(0.1)	0.7	5.6
Effective tax rate	(1.5)%	6.9%	1.6%

The domestic and foreign components of income (loss) before income taxes were:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Domestic	$(13,376)	$8,106	$5,741
Foreign	(2,137)	(2,766)	(1,573)
	$(15,513)	$5,340	$4,168

12—Accrued Expenses and Other Liabilities

Components of accrued expenses and other liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)
Accrued compensation and related expenses	$2,664	$5,153
Income taxes payable	309	556
Deferred rent	754	1,927
Other liabilities	2,225	1,683
	$5,952	$9,319

13—Indebtedness

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

For the years ended December 31, 2005 and 2004, the Company paid $20.9 million and $38.5 million, respectively, to extinguish $19.9 million and $37.8 million, respectively, of face value of the Notes. As a result, in the years ended December 31, 2005 and 2004, the Company wrote off $0.1 million and $0.9 million, respectively, of unamortized debt issuance costs and recorded a related loss of $0.3 million in other income and expense on the income statement in 2004. In 2005, the Company did not incur any related losses or gains associated with the repayment of its debt.

Short-Term Debt

In connection with the Openera acquisition, the Company assumed short-term debt of $0.7 million and repaid the obligation in March 2006.

14—Profit Sharing Plans

The Company has established a 401(k) cash or deferred profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The Company currently matches contributions each pay period at 50% of the employee’s contributions up to 6% of employee’s compensation, not to exceed the federal limit of $15,000 per calendar year. The employer contribution for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.6 million and $0.5 million, respectively.

15—Equity

Common Stock Offering

On March 17, 2004, the Company completed the sale of 9,200,000 shares of common stock through an underwritten public offering at $5.75 per share. The net proceeds of the offering were $49.5 million. In April 2004, the Company invested the net proceeds of this offering in interest-bearing, investment-grade securities.

Stock Repurchase Program

During 2001, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its outstanding common stock for an aggregate purchase price not to exceed $5.0 million. As of December 31, 2006, the Company had repurchased 915,000 shares for an aggregate purchase price of $4.7 million. The Company made no repurchases during 2004 or 2005.

In July, 2006, the Company’s Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s common stock by March 31, 2007 (the “July Program”). The July Program superseded the stock repurchase program previously authorized by the Board of Directors in April, 2006, for the repurchase of up to 1,100,000 shares of the Company’s common stock by December 31, 2006 (the “April Program”). All repurchases under the July Program and the April Program were made in open-market transactions. As of December 31, 2006 the Company had repurchased 7,613,773 shares of its outstanding common stock for an aggregate purchase price of $22.5 million, which included $0.2 million of broker fees.

Other Stock Repurchases

In May, 2006, the Company repurchased 275,212 shares of the Company’s common stock in a private negotiated transaction for $0.8 million from an entity that had acquired those shares at fair value in connection with the Company’s acquisition of Openera. This transaction was not pursuant to the publicly announced stock repurchase program described above.

During 2006, the Company issued 338,733 treasury shares in conjunction with the exercise of stock options and issuance of stock under the employee stock purchase plan.

Preferred Stock

Under its restated certificate of incorporation the Company has authorized 3,000,000 shares of preferred stock, par value $0.05 per share. As of December 31, 2006 and 2005, the Company had no shares of preferred stock issued and outstanding. In connection with its stockholder rights plan, 15,000 of such shares have been designated “Series A Junior Preferred Stock”, none of which are issued and outstanding. The Company’s board of directors has the authority to issue preferred stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series or the designation of such class or series, without any further action by the stockholders.

Stockholders Rights Plan

The Company’s Board of Directors adopted a Stockholders Rights Plan (“the Rights Plan”) on December 23, 1998, under which a dividend of one Common Stock Purchase Right (each a “Right”) was declared for and attached to each outstanding share of the Company’s Common Stock, $0.01 par value per share (“Common Stock”) held by stockholders of record as of January 4, 1999. The Rights Plan was amended on April 22, 1999. Shares of Common Stock issued after December 23, 1998 also contain such Rights. The Rights become exercisable following the tenth day after a person or group (a) acquires beneficial ownership of 15% or more of the Company’s outstanding shares of Common Stock; or (b) announces a tender of exchange offer or exchange offer, the consummation of which would result in ownership by a person or group of 30% or more of the Company’s Common Stock (an “Acquiring Person”). The plan entitles Right holders to purchase a one-one thousandth of a share of the Company’s Series A Junior Preferred Stock for $60 (the “Purchase Price”). Under some circumstances, the Plan entitles Right holders (other than an Acquiring Person) to purchase Common Stock having a value equal to two times the Purchase Price of the Right for the Purchase Price, once the Rights become exercisable. Under some circumstances, the Board of Directors of the Company may exchange the Rights at an exchange rate of one Share of Common Stock per Right. Rights are redeemable at the Company’s option for $0.01 per Right at any time after the acquisition of 15% or more of the Company’s Common Stock. As of December 31, 2006, none of the Rights are exercisable. The Rights expire on the earliest of (a) December 23, 2008, (b) exchange or redemption of the Rights as described above, or (c) consummation of a merger or consolidation or sale of assets resulting in termination of the Rights.

16—Commitments and Contingencies

Leases

The Company leases its current corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities, which serve as sales offices throughout North America, Europe and Asia, under leases that expire within one to four years. Rental expenses under all operating lease agreements during the years ended December 31, 2006, 2005 and 2004 were approximately $3.1 million, $4.5 million and $5.2 million, respectively.

At December 31, 2006, commitments under operating leases for minimum future payments consist of the following, of which $3.5 million of these future operating lease payments have been accrued as part of the Company’s restructuring charges and will not impact the Company’s results of operations in future periods:

Year ending December 31,	(In thousands)
2007	$4,745
2008	3,921
2009	3,513
2010	3,178
2011	3,229
Thereafter	2,207
$20,793

The amounts presented in the table above do not include future sublease income of $2.8 million which will be earned in the next five years.

Litigation

The Company is party to various legal proceedings incidental to its business. However, the Company has no material legal proceedings currently pending.

Purchase Commitments

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. During 2006, 2005 and 2004, the Company had met the eight turn goal.. As such, the Company does not have any contractual obligations related to a commitment with Plexus at December 31, 2006. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. The Company has no such arrangements with its other third-party manufacturers.

Guarantees

The Company’s products are generally sold with a 18-24 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region. Current warranty provisions are related to the past one and a half to two years’ revenues and warranty consumption is associated with current and prior year’s revenues.

Changes in the aggregate warranty liability were as follows:

	December 31,
	2006	2005
	(In thousands)
Beginning balance	$370	$342
Provisions for warranty	44	196
Expenditures	(129)	(168)
Ending balance	$285	$370

Indemnification

The Company enters into indemnification agreements with certain of its customers in its ordinary course of business. Pursuant to these agreements the Company agrees that in the event its products infringe upon any proprietary right of a third party, the Company will indemnify its customer against any loss, expense or liability from any damages that may be awarded against the customer. As described in FASB Statement of Position No. FIN 45-1, indemnifications related to infringement on intellectual property, such as the ones the Company has entered into, are considered guarantees and therefore within the scope of FIN 45. These arrangements have been recorded at a fair value of zero as there have been no claims brought against the Company under such arrangements in the past five years.

The Company provides an indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at the Company’s request in such capacity. As a matter of practice, the Company maintains directors and officer liability insurance coverage.

17—Segment and Geographic Information

The Company has organized the Company’s product management and development activities around specific target markets. The Company’s Platform Solutions (PS) business unit focuses on systems building blocks or enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators. The PS business unit also manages the Company’s voice quality systems (VQS) product lines, as the Company increasingly sees these technologies being delivered to customers as systems building blocks or enabling technologies. The Mobile Applications (MA) business unit is aimed at delivering mobile solutions and related services to mobile operators and the NI business unit is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure. Corporate and unallocated costs include corporate marketing and general and administrative functions of the Company and all charges and expenses related to amortization of intangible assets and restructuring actions.

As of December 31, 2006 the Company had operations established in 11 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table presents the Company’s revenues, operating loss and long-lived assets by business unit and geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. For the years ended December 31, 2006, 2005 and 2004 the income (loss) from operations for the Mobile Applications business unit and “Americas” includes all acquisition related amortization expenses.

	For the year ended December 31,
	2006	2005	2004
	(In thousands)
Revenues
Platform Solutions	$87,077	$101,790	$100,830
Mobile Applications	8,897	6,769	369
Network Infrastructure	3,632	915	313
Total revenues	$99,606	$109,474	$101,512
Operating income (loss)
Platform Solutions	$31,557	$37,232	$32,267
Mobile Applications	(13,522)	(8,303)	(9,438)
Network Infrastructure	(8,927)	(11,243)	(9,663)
Corporate and unallocated costs	(25,926)	(13,701)	(7,366)
Total operating income (loss)	$(16,818)	$3,985	$5,800
Long-lived assets
Platform Solutions	$882	$1,211	$1,223
Mobile Applications	9,691	256	12
Network Infrastructure	379	648	657
Corporate and unallocated assets	4,923	4,420	4,255
Total long-lived assets	$15,875	$6,535	$6,147
Revenues by geographic area
Americas	$40,634	$41,156	$54,464
Europe, Middle East and Africa	28,773	24,295	20,446
Asia	30,199	44,023	26,602
Total revenues	$99,606	$109,474	$101,512
Operating income (loss) by geographic area
Americas	$(18,809)	$(20,989)	$(20,477)
Europe, Middle East and Africa	1,237	(510)	9,055
Asia	754	25,484	17,222
Total operating income (loss)	$(16,818)	$3,985	$5,800
Long-lived assets by geographic area
Americas	$5,585	$6,317	$6,018
Europe, Middle East and Africa	709	79	110
Asia	331	139	19
Total long-lived assets	$6,625	$6,535	$6,147

18—Quarterly Information (Unaudited)

	Quarter Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$21,685	$20,783	$26,440	$30,698	$31,684	$30,271	$24,919	$22,600
Cost of revenues	8,511	8,358	9,335	9,841	10,425	10,083	9,394	9,518
Gross profit	13,174	12,425	17,105	20,857	21,259	20,188	15,525	13,082
Operating expenses:
Selling, general and administrative	11,779	11,124	13,114	12,833	11,565	10,078	9,344	8,942
Research and development	6,023	6,317	6,799	6,559	6,788	6,837	6,323	6,192
Restructuring and other related charges	4,161	1,308	—	—	—	—	—	—
Total operating expenses	21,963	18,749	19,913	19,392	18,353	16,915	15,667	15,134
Operating income (loss)	(8,789)	(6,324)	(2,808)	1,465	2,906	3,273	(142)	(2,052)
Other income (expense), net	25	336	313	270	603	117	485	150
Income (loss) before income taxes	(8,764)	(5,988)	(2,495)	1,735	3,509	3,390	343	(1,902)
Income tax expense (benefit)	171	(113)	130	51	(180)	63	285	200
Net income (loss)	(8,935)	(5,875)	$(2,625)	1,684	3,689	3,327	$58	(2,102)
Basic and diluted net earnings (loss) per common share	$(0.21)	$(0.12)	$(0.05)	$0.03	$0.08	$0.07	$0.00	$(0.04)

VALUATION AND QUALIFYING ACCOUNTS

Schedule II
(In thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of Year
12/31/06	$794	$64	$(29)	$829
12/31/05	$1,004	$23	$(233)	$794
12/31/04	$995	$151	$(142)	$1,004

(1)          Amounts include write-offs of accounts receivable deemed to be uncollectible.

Deferred Tax Asset Valuation Allowance

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
12/31/06	$(147,286)	$—	$2,777	$(144,509)
12/31/05	$(153,481)	$—	$6,195	$(147,286)
12/31/04	$(148,442)	$(5,039)	$—	$(153,481)

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES

A.                Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective.

B.     Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In accordance with SEC responses to frequently asked questions regarding the evaluation of internal controls of entities subject to a business combination (SEC Release No. 34-47986), our evaluation excludes Openera Technologies, Inc. (“Openera”), of which we acquired all issued and outstanding capital stock on February 24, 2006, from our assessment of internal controls over financial reporting as of December 31, 2006. Openera is a wholly-owned subsidiary whose total assets and total revenues represent 2 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

C.               Attestation Report of the Independent Registered Public Accounting Firm

See Report on Page 42.

D.              Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our directors as of December 31, 2006:

Name	Age	Position
Robert P. Schechter	58	Chairman of the Board, President and Chief Executive Officer
William E. Foster(2)	62	Director
Ofer Gneezy(1)	55	Director
W. Frank King, Ph.D.(1)(3)	67	Director
Pamela D. A. Reeve(1)(3)	57	Director
Ronald W. White(2)	66	Director

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

William E. Foster has served as a director of our Company since 2000. Mr. Foster has been, since 1997, a private investor. In 1980, Mr. Foster co-founded Stratus Computer, Inc., a manufacturer of fault-tolerant computer systems and served as its Chairman and Chief Executive Officer until 1997. Prior to 1980, Mr. Foster spent 14 years in the computer industry, serving as Vice President of Software for Data General Corporation and in management and technical positions with Hewlett Packard Company. Mr. Foster is a director of several privately held companies.

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

W. Frank King, Ph.D. has served as a director of our Company since 1997. Dr. King has been, since 1998, a private investor. From 1992 to 1998, he was Chief Executive Officer and a director of PSW Technologies, Inc., a provider of software services. From 1988 to 1992, Dr. King was a Senior Vice President of Development of Lotus Development Corporation and for the previous 19 years served in various positions with IBM Corporation, including his last position as Vice President Development for the entry system division. He is a director of eOn Communications Corporation., a provider of telecommunications applications, Concero Inc., formerly known as PSW Technologies, Inc., and iBasis, Inc., a provider of Internet-based communications services

Pamela D. A. Reeve has served as a director of our Company since 1997. Ms. Reeve has served as the CEO of The Boston Wireless Initiative, building a wholesale wireless network in the city of Boston since 2006. From 1993 to 2004 she served as Chief Executive Officer and a director and, from 1989 to 1993, as President, Chief Operating Officer and a director of Lightbridge, Inc., a provider of products and services which enable wireless telecommunications carriers to improve customer acquisition and retention processes, and the leading internet payment gateway. From 1978 to 1989, she was with The Boston Consulting Group, a management consulting firm. Ms. Reeve is a director of American Tower Corporation, a provider of infrastructure facilities and services to the wireless, Internet and broadcasting industries.

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

The following table lists our executive officers as of December 31, 2006:

Name	Age	Position
Robert P. Schechter	58	Chairman of the Board, President and Chief Executive Officer
Herbert Shumway	59	Treasurer, Senior Vice President of Finance and Operations and Chief Financial Officer
Joel Hughes	42	Vice President and General Manager
Daniel Daly	50	Vice President and General Manager

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

Herbert Shumway has served as the Company’s Treasurer, Senior Vice President of Finance and Operations and Chief Financial Officer since 2005. Prior to that, Mr. Shumway served as the Company’s

Vice President, Operations, which included Corporate Quality, Technical Services, and Information Technology from 2000 to 2005. Mr. Shumway has over 20 years experience in the high-tech industry, including executive positions in operations and business development with Compaq Computer and Digital Equipment Corporation.

Joel Hughes joined our Company in 2006 as a Vice President and General Manager, as part of the acquisition of IMS handset applications provider Openera Technologies Inc., where he was President and Chief Executive Officer since 2004. Mr. Hughes founded SnowShore Networks, a pioneering IP media server company, and served as its President and Chief Executive Officer from 2000 to 2004 when it was acquired by Brooktrout.

Daniel Daly has served as the Company’s Vice President and General Manager responsible for NMS’s AccessGate product offerings since 2005. Prior to that, Mr. Daly served as the Company’s Vice President of Business Development, Network Infrastructure from 2004 to 2005 and as the Company’s Vice President of Engineering from 1995 to 2004. Prior to joining NMS, Mr. Daly held various engineering and management positions for Pitney Bowes and Wang Laboratories, Inc.

The information appearing under the captions “Board of Directors and Committee Meetings” and “Section 16 Reporting” of our Proxy Statement for our Annual Meeting of Stockholders to be held May 2, 2007 is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information appearing under the captions  “Board of Directors and Committee Meetings,” “Compensation Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement for our Annual Meeting of Stockholders to be held May 2, 2007 is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Stock Ownership of Directors, Executive Officers and Principal Stockholders” of our Proxy Statement for our Annual Meeting of Stockholders to be held May 2, 2007 is incorporated herein by reference.

EQUITY COMPENSATION PLANS

The following table sets forth information about the shares of the Company’s Common Stock that may be issued upon the exercise of options and other rights under all of its existing equity compensation plans as of December 31, 2006.

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in first column)
Plans approved by stockholders
1993 Stock Option Plan	384,000	$6.24	—
1993 Non-Employee Directors Stock Option Plan	105,000	$14.96	—
2000 Equity Incentive Plan	5,375,423	$3.52	1,813,888
2005 Openera Incentive Plan	397,510	$1.69	4,985
2006 India Incentive Plan	73,900	$1.94	525,550
2003 Employee Stock Purchase Plan	6,335,833	$3.74	233,458
Plans not approved by stockholders
1995 Non-Statutory Stock Option Plan (1)	1,725,734	$5.14	—
	1,725,734	$5.14
	8,061,567	$4.04	2,577,881

(1)          The 1995 Non-Statutory Stock Option Plan expired in October 2005.  There are no shares remaining for future issuances.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Board of Directors and Committee Meetings” and “Related Person Transactions” of our Proxy Statement of our Annual Meeting of Stockholders to be held May 2, 2007 is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the caption “Information Regarding Independent Registered Public Accounting Firm” is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held May 2, 2007.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          (1) FINANCIAL STATEMENTS

The following are included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to the Consolidated Financial Statements.

(a)          (2) FINANCIAL STATEMENT SCHEDULES

The following are included on the indicated pages of this report:

Page No.
Schedule II—Valuation and Qualifying Accounts	77

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

Name	Title	Date
/s/ ROBERT P. SCHECHTER	President, Chief Executive Officer and	March 16, 2007
Robert P. Schechter	Chairman of the Board of Directors (Principal Executive Officer)
/s/ HERBERT SHUMWAY	Senior Vice President of Finance, Chief	March 16, 2007
Herbert Shumway	Financial Officer and Treasurer (Principal Financial Officer)
/s/ WILLIAM E. FOSTER	Director	March 16, 2007
William E. Foster
/s/ OFER GNEEZY	Director	March 16, 2007
Ofer Gneezy
/s/ W. FRANK KING, PH.D.	Director	March 16, 2007
W. Frank King, Ph.D.
/s/ PAMELA D. A. REEVE	Director	March 16, 2007
Pamela D. A. Reeve
/s/ RONALD W. WHITE	Director	March 16, 2007
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

10.31*

Form of NMS Communications Corporation Non-Qualified Stock Option Agreement for Openera Technologies, Inc. 2005 Equity Incentive Plan (filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.32#*	Offer Letter from NMS Communications Corporation to Todd Donahue, entered into as of January 12, 2007 (filed with the Registrant’s Form 8-K dated January 12, 2007).
10.33	Sublease dated December 28, 2006 between NMS Communications Corporation and Genzyme Corporation
10.34	2006 Management Bonus Program.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Previously filed with the registration statement or report indicated.

#                 Management contract or compensatory plan or arrangement.