Form 10-Q
period 2007-03-31
NMS COMMUNICATIONS CORP
filed 2007-05-10
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                              Yes ☐                               No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2007
Common Stock, $0.01 par value per share	45,541,576 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$30,193	$25,176
Marketable securities	—	7,082
Accounts receivable, net of allowance for doubtful accounts of $823 and $829, respectively	12,126	13,270
Inventories	3,775	3,649
Prepaid expenses and other assets	2,952	3,100
Total current assets	49,046	52,277
Property and equipment, net	7,147	6,625
Goodwill	5,459	5,469
Other intangible assets, net	3,490	3,782
Other assets, net	1,195	1,177
Total assets	$66,337	$69,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,576	$3,849
Accrued expenses and other liabilities	5,113	5,952
Accrued restructuring	1,746	2,228
Deferred revenue	5,849	4,431
Total current liabilities	17,284	16,460
Accrued restructuring	2,031	2,104
Accrued warranty	118	122
Total liabilities	19,433	18,686

Commitments and contingencies (note N)

Stockholders’ equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized at March 31, 2007 and December 31, 2006; 52,991,435 shares issued and 45,517,576 shares outstanding at March 31, 2007 and 52,991,435 shares issued and 45,441,183 shares outstanding at December 31, 2006	530	530
Additional paid-in capital	429,886	428,717
Accumulated deficit	(358,629)	(353,511)
Accumulated other comprehensive loss	(2,779)	(2,762)
Treasury Stock, at cost, 7,473,859 shares at March 31, 2007 and 7,550,252 shares and December 31, 2006	(22,104)	(22,330)
Stockholders’ equity	46,904	50,644
Total liabilities and stockholders’ equity	$66,337	$69,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Revenues	$19,002	$30,698

Cost of revenues	7,761	9,841

Gross profit	11,241	20,857

Operating expenses:
Selling, general and administrative	11,078	12,833
Research and development	5,520	6,559
Total operating expenses	16,598	19,392

Operating income (loss)	(5,357)	1,465

Other income (expense):
Interest income	420	500
Interest expense	—	(2)
Other expense, net	(154)	(228)
Other income, net	266	270

Income (loss) before income taxes	(5,091)	1,735

Income tax expense	27	51

Net income (loss)	$(5,118)	$1,684

Basic earnings (loss) per share	$(0.12)	$0.03

Weighted average basic shares outstanding	43,546	49,076

Diluted earnings (loss) per share	$(0.12)	$0.03

Weighted average diluted shares outstanding	43,546	51,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$(5,118)	$1,684
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of property and equipment	730	651
Accretion of marketable securities	(19)	(75)
Amortization of other intangibles	292	122
Stock-based compensation expense	1,379	786
(Gain) loss on disposal of property and equipment	10	8
Foreign exchange translation loss	83	95
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,144	(3,134)
Inventories	(126)	(1,581)
Prepaid expenses and other assets	240	1,002
Income tax receivable	(79)	146
Accounts payable	722	1,476
Accrued expenses and other liabilities	(865)	(3,602)
Accrued restructuring	(555)	(53)
Deferred revenue	1,418	3,446
Cash (used in) provided by operating activities	(744)	971
Cash flow from investing activities:
Purchases of property and equipment	(1,251)	(1,044)
Purchases of marketable securities	—	(8,497)
Proceeds from maturity of marketable securities	7,100	4,200
Cash acquired through acquisition of a business	—	42
Cash provided by (used in) investing activities	5,849	(5,299)
Cash flow from financing activities:
Repayment of debt	—	(705)
Proceeds from issuance of common stock	15	193
Cash provided by (used in) financing activities	15	(512)
Effect of exchange rate changes on cash	(103)	(38)
Net (decrease) increase in cash and cash equivalents	5,017	(4,878)
Cash and cash equivalents, beginning of period	25,176	51,212
Cash and cash equivalents, end of period	$30,193	$46,334

Supplemental cash flow information:
Acquisition of Openera:
Fair value of assets acquired, net of cash acquired	$—	$11,371
Fair value of liabilities acquired	$—	$2,725
Reclassification of inventory to property and equipment	$246	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

A.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”). The financial information included herein is unaudited. The consolidated balance sheet at December 31, 2006 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2006.

In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006. Certain disclosures related to reportable segments have been reclassified to conform to the current period’s presentation.

B.   STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Stock-based Compensation

The following table presents the effect of recording stock-based compensation expense:

	Three months ended	Three months ended
(In thousands, except per share data)	March 31, 2007	March 31, 2006
Stock-based compensation expense by type of award:
Stock options	$624	$488
Restricted stock and options (issued in connection with the Openera acquisition)	752	258
Employee stock purchase plan	3	40
Total stock-based compensation	$1,379	$786

Effect on earnings per share
Decrease to basic and diluted (loss) earnings per share	$(0.03)	$(0.01)

Effect of stock-based compensation on income by line item:
Cost of revenues	$45	$20
Selling, general and administrative	1,200	702
Research and development	134	64
Stock-based compensation expense	$1,379	$786

The Company estimates the fair value of each award using the Black-Scholes valuation model. This valuation model uses the exercise price of the award and the following significant assumptions:  the expected term of the award, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation method and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s equity awards on respective grant dates in the three months ended March 31, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the three months ended March 31, 2007 and 2006, using the Black-Scholes valuation model were:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

Expected term (1)	3.34 to 4.0 years	3.25 to 3.5 years
Expected stock price volatility (2)	66 to 71%	72 to 77%
Risk-free interest rate (3)	4.5% to 4.9%	4.3% to 4.8%
Expected dividend yield	—	—

(1)          The expected term of options granted during the three months ended March 31, 2007 is determined based on our historical stock option exercise experience. The expected term for options granted during the three months ended March 31, 2006 was estimated based on the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating the expected term, as described by Staff Accounting Bulletin No. 107 (“SAB 107”).

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

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan was determined using a Black-Scholes valuation model. During the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense based on an estimate of shares to be issued under the Company’s Employee Stock Purchase Plan in the second fiscal quarter of 2007 and 2006, respectively.

A summary of the Company’s stock option activity for the three months ended March 31, 2007 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2006	8,061,567	$4.06
Granted	112,200	1.92
Exercised	(76,893)	0.20
Cancelled and forfeited	(416,532)	4.37
Outstanding at March 31, 2007	7,680,342	$4.05
Exercisable at March 31, 2007	4,755,391	$4.96

All options granted during the three months ended March 31, 2007 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $1.92.

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

At March 31, 2007, the aggregate intrinsic values of options outstanding and options exercisable were $0.7 million and $0.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 was $0.1 million.

The Company’s non-vested stock option activity for the three months ended March 31, 2007 was as follows:

		Weighted
	Number of	Average Fair
	Options	Value

Non-vested options at December 31, 2006	3,419,505	$2.69
Granted	112,200	1.92
Vested	(486,562)	2.97
Cancelled and forfeited	(120,192)	3.36
Non-vested options at March 31, 2007	2,924,951	2.58

At March 31, 2007, unrecognized compensation expense related to non-vested stock options was $1.6 million, which is expected to be recognized over a weighted average period of 0.9 years.

C.   EARNINGS (LOSS) PER SHARE

The following table provides the basic and diluted income (loss) per share computations:

	Three months ended March 31,
	2007	2006
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(5,118)	$1,684

Denominator:
Weighted average basic shares outstanding	43,546	49,076

Dilutive stock options	—	2,301

Weighted average diluted shares outstanding	43,546	51,377

Basic and diluted earnings (loss) per share:	$(0.12)	$0.03

The number of options that were excluded from the calculation of diluted earnings (loss) per common share, at March 31, 2007 and 2006 were 7,031,945 and 3,862,125, respectively, as their inclusion would have been anti-dilutive. All of the Company’s outstanding stock options were anti-dilutive at March 31, 2007 due to the net loss position of the Company.

D.   ACQUISITIONS

Effective February 24, 2006, the Company acquired Openera Technologies, Inc., a Delaware corporation with operations based primarily in Bangalore, India (“Openera”), for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and liabilities assumed of $2.8 million.

Openera developed mobile application handset solutions for converged mobile networks. Openera has developed a set of applications aimed at Internet Protocol Multimedia Subsystems (IMS) and peer-to-peer communications services. These applications include peer-to-peer video, push-to-talk over cellular, active phonebook, instant message and location-based services. Openera was allocated into the Mobile Applications product line, a product line of the former Mobile Applications business unit of the Company.

In connection with the acquisition of Openera, the Company issued 3,977,518 shares of its common stock to employee and non-employee stockholders of Openera, subject to certain restrictions. The shares vest 40% at the effective date of the acquisition and 20% at the 12, 24 and 30 month anniversaries of such date. A total of 1,981,047 shares issued to employees are subject to their continued employment over the 30-month period following the effective date of the acquisition, and have been excluded from the purchase price of the acquisition. The fair value of the shares issued was determined based on a five-day average market price of the Company’s common stock two days before and ending two days after the acquisition was publicly announced. The table below summarizes the allocations of the shares issued:

	Shares	Fair Value
		(In thousands)
Shares issued to employees	3,301,747	$12,061
Shares issued to non-employees	675,771	2,645
Total shares issued	3,977,518	$14,706
Shares issued and included in the purchase price of Openera	1,996,471	$7,814
Shares issued and excluded from the purchase price of Openera	1,981,047	6,892
Total shares issued	3,977,518	$14,706

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

	Options	Fair Value
		(In thousands)
Options granted and included in the purchase price of Openera	147,670	$577
Options granted and excluded from the purchase price of Openera	221,505	771
Total options granted	369,175	$1,348

The value of the vested portion of the shares and options issued in connection with the acquisition was recorded as part of the purchase price. The unvested portion is being amortized as compensation expense ratably over the 30-month period following the date of acquisition.

The acquisition was accounted for as a purchase business combination. Accordingly, the results of the operations of Openera were included with those of the Company for periods subsequent to the date of acquisition. Proforma results of operations are not presented as the acquisition of Openera was determined not to be significant to the Company’s condensed consolidated financial statements at the time of the transaction. The Company has allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on February 24, 2006. The allocation of the purchase price related to deferred revenue was finalized in the first quarter of 2007.

The following table presents the allocation of the purchase price and the lives of the acquired intangible assets.

	Amount	Estimated Life
	(In thousands)	(In years)
Consideration exchanged:
Fair value of restricted shares issued	$7,814
Fair value of options issued	577
Transaction costs	361
	8,752
Liabilities assumed	2,775
Total purchase price	11,527

Less estimated fair value of identifiable assets acquired:
Cash and cash equivalents	42
Accounts receivable	592
Prepaid expenses and other current assets	217
Fixed assets	198
Core technology	4,000	1.8 – 4.8
Customer relationships	1,000	6.8
Goodwill	5,469
Other assets	9
Total assets acquired	$11,527

In connection with the Openera acquisition, the Company assumed short-term debt of $0.7 million and repaid the obligation in March 2006. There were no expenses associated with the retirement of the debt for the three months ended March 31, 2006.

E.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth activity related to goodwill:

(In thousands)
Goodwill at December 31, 2006	5,469
Effect of foreign exchange	(10)
Goodwill at March 31, 2007	$5,459

Goodwill is not deductible for tax purposes.

The components of other intangible assets are as follows as of March 31, 2007:

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8—4.8	$4,000	$(1,383)	$2,617
Customer relationships	6.8	1,000	(127)	873
Other intangible assets		$5,000	$(1,510)	$3,490

The following table presents amortization expense of the intangible assets:

	Three months ended	Three months ended
(In thousands)	March 31, 2007	March 31, 2006
Cost of revenues	$264	$112
Selling, general and administrative	28	10
Total amortization expense of intangible assets	$292	$122

The following table summarizes the expected remaining amortization of acquired other intangible assets as of March 31, 2007:

Expected
Amortization
Fiscal Year	Expense
(In thousands)
Remainder of 2007	$876
2008	1,044
2009	778
2010	522
2011	150
2012	120
$3,490

At March 31, 2007, the Company’s goodwill of $5.5 million and other intangible assets of $3.5 million were allocated to the Mobile Applications product line, a product line of the former Mobile Applications business unit.

F.   RESTRUCTURING AND OTHER RELATED CHARGES ACCRUALS

In the third quarter of 2006, in order to reduce operating costs, the Company eliminated 17 employee positions and closed its engineering facility in Red Bank, New Jersey, which resulted in restructuring and other related charges of $1.3 million. These charges consisted of $0.8 million of employee severance-related costs, $0.4 million of lease termination costs and $0.1 million of fixed asset write-offs.

In the fourth quarter of 2006, in order to further reduce operating costs, the Company eliminated 40 employee positions, which resulted in restructuring charges of $2.1 million. These charges primarily consisted of $1.9 million of severance-related costs. The Company also entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the “2006 sublease”). The Company exited this facility as of

December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, the Company updated its estimates of the sublease rental income based on the signing of the 2006 sublease, and expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges the Company recognized in 2006 related to these actions were $2.3 million.

The following table sets forth activities related to restructuring and other actions taken in fiscal years 2002, 2003 and 2006:

	Employee	Facility	Fixed Asset
	Related	Related	Write-offs	Total

Restructuring accrual balance at December 31, 2006	791	3,541	—	4,332
Cash payments	(145)	(379)	—	(524)
Other adjustments	(81)	50	—	(31)
Restructuring accrual balance at March 31, 2007	$565	$3,212	$—	$3,777

The employee related restructuring is expected to be settled in cash during the second quarter of 2007, and facility related accrual is expected to be settled in cash over the next five years.

G.    BUSINESS AND CREDIT CONCENTRATION

At March 31, 2007, Ericsson and Comverse Networks represented 18% and 10%, respectively, of the Company’s outstanding net accounts receivable. At December 31, 2006, Ericsson represented 17% of the Company’s outstanding net accounts receivable balance.

No one customer represented more than 10% of the Company’s revenues for the three months ended March 31, 2007. Lucent and Cisco represented 16% and 11%, respectively, of the Company’s revenues for the three months ended March 31, 2006.

 H.   MARKETABLE SECURITIES

Investments in marketable securities categorized as available-for-sale are carried at fair value and consist of the following:

	March 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Money market fund	$7,704	$—	$—	$7,704
Certificates of deposit	1,800	—	—	1,800
U.S. government and agency bonds	8,127	1	—	8,128
	$17,631	$1	$—	$17,632
Included in cash and cash equivalents	17,631	1	—	17,632
Marketable securities	$—	$—	$—	$—

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Money market fund	$5,268	$—	$—	$5,268
Certificates of deposit	2,000	—	—	2,000
U.S. government and agency bonds	12,060	3	—	12,063
	$19,328	$3	$—	$19,331
Included in cash and cash equivalents	12,247	2	—	12,249
Marketable securities	$7,081	$1	$—	$7,082

At March 31, 2007, all U.S. government and agency bonds have original holding periods of 90 days or less, and therefore have been included in cash and cash equivalents. At December 31, 2006, all marketable securities were due to mature within one year. There were no gross realized gains or losses from the sale of securities for the three months ended March 31, 2007 and 2006.

I.  INVENTORIES

Inventories were comprised of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Raw materials	$1,359	$1,474
Work in process	—	127
Finished goods	734	739
Inventories at customer sites	1,682	1,309
Inventory	$3,775	$3,649

Inventories at customer sites represents inventories associated with products that have not yet been accepted by the customer.

J.   SEGMENT AND GEOGRAPHIC INFORMATION

Effective January 1, 2007, the Company consolidated two of its existing reportable segments into a single segment and re-organized its business primarily according to functional business area. Prior to this date, the Company had been organized into three business units, which constituted the Company’s reportable segments.

The Company’s new reportable segments consist of the Technology and Mobile Applications segment, which combines the previously reported Platforms and Mobile Applications business units, and the Network Infrastructure (NI) segment.  The Technology and Mobile Applications segment focuses on enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators as well as delivering mobile solutions and related services to mobile operators. The Company’s Network Infrastructure segment is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure. Corporate and unallocated costs include corporate marketing, general and administrative functions of the Company. Prior period amounts have been reclassified to conform to current year presentation.

As of March 31, 2007 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table includes information about the Company’s reportable segments and geographic regions:

	For the three months ended March 31,
	2007	2006
	(In thousands)
Revenues
Technology and Mobile Applications	$17,975	$30,011
Network Infrastructure	1,027	687
Total revenues	$19,002	$30,698

Operating income
Technology and Mobile Applications	$(1,131)	$9,244
Network Infrastructure	(1,047)	(1,991)
Corporate and unallocated costs	(3,179)	(5,788)
Total operating income (loss)	$(5,357)	$1,465

Revenues by geographic area
Americas	$7,219	$13,527
Europe, Middle East and Africa	6,477	7,260
Asia	5,306	9,911
Total revenues	$19,002	$30,698

The following table includes information about the Company’s long-lived assets by reportable segment and by geographic region as of:

	March 31,	December 31,
	2007	2006
	(In thousands)
Long-lived assets
Technology and Mobile Applications	$10,262	$10,573
Network Infrastructure	288	379
Corporate and unallocated assets	5,546	4,924
Total long-lived assets	$16,096	$15,876

Long-lived assets by geographic area
Americas	$6,301	$5,585
Europe, Middle East and Africa	464	709
Asia	382	331
Total long-lived assets	$7,147	$6,625

K.    COMPREHENSIVE INCOME (LOSS)

The following table presents the Company’s comprehensive income (loss) for the stated periods.

	Three Months ended
	March 31,
(In thousands)	2007	2006
Net income (loss)	$(5,118)	$1,684
Other comprehensive income (loss) items:
Change in market value of available for sale securities	(1)	(9)
Foreign currency translation adjustment	(16)	64
Comprehensive income (loss)	$(5,135)	$1,739

L. INCOME TAXES

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109”. There were no adjustments to retained earnings as a result of the implementation of FIN 48. All of the Company’s deferred tax assets have a full valuation allowance recorded against them as their realization does not meet the “more likely than not” criteria under SFAS No. 109 based on the Company’s current financial status.  As of March 31, 2007 and December 31, 2006, the Company had recorded approximately $0.5 million of gross unrecognized tax benefits, all of which will impact the Company’s effective tax rate when recognized. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying consolidated statements of operations. At March 31, 2007 the Company had approximately $85,000 of accrued interest expense related to uncertain tax positions, of which $10,000 was recognized in the first quarter of 2007.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999. The Company is currently undergoing an audit by an authority of the Company’s French subsidiary for the years of 2003 through 2005. The Company has received a preliminary advisory letter from the French tax authorities proposing certain adjustments to previously reported profits and losses of the statutory accounts of the French subsidiary. The Company requires additional time to evaluate this advisory and to provide additional information to the authority. The Company believes its reported results are appropriate, but cannot determine the final outcome of this audit.

For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce taxable income of approximately $176.2 million at December 31, 2006. Of this amount, $21.1 million relates to deductions from the exercise of stock options of which approximately $1.5 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with FAS 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provisions of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2007 if unutilized. The Company also had foreign net operating loss carryforwards of approximately $28.4 million which expired in 2006. As of December 31, 2006, the Company had approximately $6.4 million of tax credits in the U.S. that are comprised of federal research and development credits and state and local credits, which begin to expire in 2007 if unutilized. In addition, the Company has Canadian investment tax credits of approximately $4.4 million, which begin to expire in 2014.

The Company has established valuation allowances against net deferred tax assets, in certain jurisdictions including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowances and to the extent it is determined that any such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future.

United States federal income taxes were not provided on permanently reinvested undistributed earnings for certain non-U.S. subsidiaries of approximately $3.2 million. The Company will reinvest these earnings indefinitely in its operations outside the United States. The Company has deemed it impracticable to determine the amount of tax payable if any monies were to be returned to the Company in the United States.

M.   EQUITY

Employees, including certain executive officers, of the Company exercised 0.1 million stock options during each of the three-month periods ended March 31, 2007 and 2006. Cash proceeds provided by the issuance of common stock related to employee stock option exercises were $15,000 and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the Company issued 76,393 treasury shares in conjunction with the exercise of stock options.

N.   COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities, which serve as sales offices throughout North America, Europe and Asia, under leases that expire within one to eight years.

Litigation

The Company is party to various legal proceedings in the normal course of its business. However, the Company has no legal proceedings currently pending that are expected to be material to its operations or financial results.

Purchase Commitments

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At March 31, 2007, the Company had met the eight turn goal. As such, the Company does not have any contractual obligations related to a commitment with Plexus at March 31, 2007. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. The Company has no such arrangements with its other third-party manufacturers.

Guarantees

The Company’s products are generally sold with an 18-24 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region. Current warranty provisions are related to the past one and a half to two years’ revenues. Warranty expenditures are associated with current and prior years’ revenues.

Changes in the aggregate warranty liability were as follows:

	Three months ended March 31,
	2007	2006
	(In thousands)
Beginning balance	$285	$370
Provisions for warranty	1	2
Expenditures	(10)	(11)
Ending balance	$276	$361

O.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company operates in the large and rapidly evolving telecommunications industry. Our products include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems and a wireless backhaul optimizer. We sell our products through channel partners, distributors, system integrators and directly to end users. We have established businesses in North and South America (Americas), Europe, the Middle East, Africa (EMEA) and Asia. The majority of our products are manufactured by third party manufacturers. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP.

In response to weak market conditions, in the second half of 2006, management took restructuring actions to reduce the cost structure of the Company. These actions included the closure of our New Jersey facility, workforce reductions and the sublease of a portion of our corporate headquarters office space. Management continually monitors the activities of our competitors and analyzes the future of our industry to appropriately align our business focus.

Effective January 1, 2007, the Company consolidated two of its existing reportable segments into a single segment and re-organized its business primarily according to functional business area. Prior to this date, the Company had been organized into three business units, which constituted the Company’s reportable segments. The Company’s new reportable segments consist of the Technology and Mobile Applications segment, which combines the previously reported Platforms and Mobile Applications business units, and the Network Infrastructure (NI) segment.  The Technology and Mobile Applications segment focuses on enabling technology solutions that are targeted toward communications solution providers such as network equipment providers, application developers and systems integrators as well as delivering mobile solutions and related services to mobile operators. The Company’s Network Infrastructure segment is focused on solutions targeted at the radio access network (RAN) portion of mobile operators’ infrastructure. Corporate and unallocated costs include corporate marketing, general and administrative functions of the Company. Prior period amounts have been reclassified to conform to current year presentation.

During the first quarter of 2007, we incurred a net loss. Our net loss was partially offset by marginal growth in our NI revenues and cost savings realized from our 2006 restructuring activities. As noted in Note B in the Notes to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, effective January 1, 2006, we adopted the provisions of SFAS 123R, which resulted in stock-based compensation expense of $1.4 million and $0.8 million during the three months ended March 31, 2007 and 2006, respectively. As part of this amount, during the three months ended March 31, 2007 and 2006, we also recorded $0.8 million and $0.3 million, respectively, of stock-based compensation expense as a result of the 2006 acquisition of Openera, as vesting of certain awards given to former employees of Openera is subject to continued employment at the Company.

During the three months ended March 31, 2007, we utilized $0.7 million of cash to support operations. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. As of March 31, 2007, we had $30.2 million in cash, cash equivalents and short-term marketable securities. We believe the Company has sufficient cash available to execute on its business objectives for at least the next twelve months.

We expect 2007 revenues to be lower than 2006 revenues primarily due to a significant decrease in voice quality product sales and weakness in Technology product line sales in the first half of 2007 as compared to the first half of 2006. Growth in other product offerings, particularly our mobile application, MyCaller Ringback Solution, is expected to partially offset the anticipated decline in voice quality and platform product demand.

Critical Accounting Policies and Estimates

The following information updates, and should be read in conjunction with, the information disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2006.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, see also our discussion under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.

Income Taxes

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”).. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. There was no material impact on our financial statements as a result of the implementation of FIN 48. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We recognize interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. Technology revenues consist of sales of our systems building block products and services and video products and services as well as, voice quality enhancement and echo cancellation products, systems and services. Mobile Applications revenues consist of sales of our MyCaller products and related services. The NI revenues consist of sales of our wireless backhaul optimizer product, AccessGate, and related services.

	For the three months ended March 31,
	2007		2006
		% of		% of
(In millions)	Amount	revenue	Amount	revenue	Change
Technology	$16.7	87.7%	$28.5	92.7%	(41.5)%
Mobile Applications	1.3	6.9	1.5	5.0	(15.3)%
NI	1.0	5.4	0.7	2.2	49.5%
Total revenues	$19.0	100.0%	$30.7	100.0%	(38.1)%

We experienced a decrease in Technology revenue in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The decrease in our Technology product sales was due to a $3.2 million sale of an end-of-life product during the three months ended March 31, 2006 and softer demand from our customers during the first quarter of 2007 as compared to the first quarter of 2006. Additionally, sales of our voice quality products decreased significantly in the first quarter of 2007 compared to the first quarter of 2006, based primarily on deployments of our products in the 3G network of a major Japanese operator that concluded in 2006. Sales to this customer were made through a reseller agreement with Lucent Technologies Inc. (“Lucent”) which expired on December 31, 2006.

During the three months ended March 31, 2007, we experienced a slight decrease in our Mobile Applications revenue as a result of timing of revenue recognition associated with MyCaller deals as compared to the three months ended March 31, 2006. Orders and shipments of MyCaller systems were greater than total revenues recognized for the first quarter of 2007. As a result, the excess shipments resulted in deferred revenues until the criteria for revenue recognition are met.

We experienced growth in NI revenues during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. In 2007, we continue to focus sales efforts on emerging markets and have signed agreements with channel partners to assist with the execution of our strategy.

We experienced a 17.7% decrease in service revenue from $1.6 million during the three months ended March 31, 2006 to $1.3 million during the three months ended March 31, 2007. The decrease was caused by a decrease in service and consulting contracts in 2007 associated with sales of our Mobile Applications product MyCaller.

	For the three months ended March 31,
	2007		2006
		% of		% of
	Amount	Revenues	Amount	Revenues	Change
	(In millions)		(In millions)
Americas	$7.2	38.0%	$13.5	44.1%	(46.6)%
Europe, Middle East and Africa	6.5	34.1	7.3	23.6	(10.8)%
Asia	5.3	27.9	9.9	32.3	(46.5)%
Total revenues	$19.0	100.0%	$30.7	100.0%	(38.1)%

The Americas market decreased during the three months ended March 31, 2007 when compared to the three months ended March 31, 2006 due primarily to an unusually large $3.2 million sale of an end-of-life product during the three months ended March 31, 2006 and the expected loss of a major channel partner. We experienced a decrease in the Europe, Middle East and Africa market due to the expected loss of a major channel partner. The Asia market declined during the three months ended March 31, 2007, as a Japanese mobile operator completed its deployment of our voice quality products in its 3G network in 2006.

Gross Profit and Cost of Revenues

Cost of revenues consists primarily of product costs, cost of services provided to our customers and overhead associated with testing and fulfillment operations. The Company’s manufacturing process is outsourced to contract manufacturers. The amortization of certain acquired intangible assets and stock-based compensation expense are also included in cost of revenues.

	For the three months ended March 31,
	2007		2006
		% of		% of
	Amount	Revenues	Amount	Revenues	Change
	(In millions)		(In millions)
Revenues	$19.0	100.0%	$30.7	100.0%	(38.1)%
Cost of revenues	7.8	40.8	9.8	32.1	(21.1)%
Gross profit	$11.2	59.2%	$20.9	67.9%	(46.1)%

We experienced a decrease in gross profit margin in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily due to a decrease in quarterly sales of our Technology products, specifically platform products and voice quality products, which typically carry higher product margins than our other products. This decrease was also a result of increased costs associated with investments in our services delivering capabilities, primarily in support of the Mobile Applications product line. During the three months ended March 31, 2007, we recognized $0.3 million of amortization expense related to the core technology acquired in connection with the Openera acquisition compared to $0.1 million of amortization expense during the three months ended March 31, 2006.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, stock-based compensation, commissions and related personnel and overhead expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. The amortization of intangible assets related to acquired customer relationships from Openera and stock-based compensation expense are also included in selling, general and administrative expenses.

	For the three months ended March 31,
	2007		2006
		% of		% of
(In millions)	Amount	revenue	Amount	revenue	Change
Selling, general and administrative expenses	$11.1	58.3%	$12.8	41.8%	(13.7)%

Selling, general and administrative expenses decreased 13.7% during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The components of the decrease in the first quarter of 2007 were a $0.4 million decrease in personnel costs, a decrease of $0.7 million in the Company’s bonus accrual compared to Q1 2006, $0.6 million of travel and entertainment expense, $0.4 million related to a decrease in sales commissions and $0.1 million related to a decrease in marketing spending. These decreases were partly offset by increases related to $0.5 million of additional stock-based compensation expense and $0.2 million of additional depreciation and amortization expense. We expect quarterly selling, general and administrative spending to remain approximately flat relative to the three months ended March 31, 2006 throughout the remainder of 2007.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses, stock-based compensation and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

	For the three months ended March 31,
	2007		2006
		% of		% of
(In millions)	Amount	revenue	Amount	revenue	Change
Research and development expenses	$5.5	29.0%	$6.6	21.4%	(15.8)%

Our research and development spending and headcount decreased during the three months ended March 31, 2007 in comparison to the three months ended March 31, 2006. This decrease was primarily attributable to a decrease in personnel costs as a result of the restructuring actions taken in the second half of 2006. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, radio access networks and emerging IP-based services, including VoIP. Our research and development spending is currently directed to enhance our existing board and software families, next generation board and related software offerings incorporating for example, video capabilities, our Vision series of application ready media servers, and our newer product families, MyCaller and AccessGate. During the three months ended March 31, 2007 we invested approximately $1.3 million and $1.0 million, respectively, in the MyCaller and AccessGate products. In the remainder of 2007, we expect quarterly research and development spending to remain flat resulting from reductions in payroll related costs due to the restructuring actions taken in the third and fourth quarters of 2006 and transferring a portion of our research and development activities to India. We expect to continue to invest in existing and new products.

Other Income, Net

Other income, net consists primarily of interest income, interest expense and foreign currency translation gains and losses.

	For the three months ended March 31,
(In millions)	2007	2006
Interest income	$0.4	$0.5
Other expense, net	(0.1)	(0.2)
Other income (expense), net	$0.3	$0.3

The decrease in interest income is attributable to our decrease in our cash, cash equivalents and marketable securities. Included in other expense, net in the three months ended March 31, 2007, is a $0.1 million expense related to the remeasurement of our intercompany debt.

Income Tax Expense

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Income tax expense for the three months ended March 31, 2007 and 2006 was $27,000 and $51,000, respectively. Income tax expense is primarily due to foreign income taxes incurred by foreign subsidiaries offset by tax credits earned related to our research and development activities performed at our Canadian facility.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company is currently undergoing an audit by an authority of the Company’s French subsidiary for the years of 2003 through 2005. The Company has received a preliminary advisory letter from the French tax authorities proposing certain adjustments to previously reported profits and losses of the statutory accounts of the French subsidiary. The Company requires additional time to evaluate this advisory and to provide additional information to the authority. The Company believes its reported results are appropriate, but cannot determine the final outcome of this audit.

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

We have established valuation allowances against net deferred tax assets in certain jurisdictions including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. We will continue to assess the valuation allowance and to the extent it is determined that any allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(In millions)	2007	2006
Cash, cash equivalents and marketable securities	$30.2	$32.3
Working capital	$31.8	$35.8

As of March 31, 2007, our liquid assets included cash and cash equivalents of $30.2 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures, share repurchases and potential acquisitions. As of March 31, 2007, we had no significant capital spending or purchase commitments other than facility leases and purchase orders in the ordinary course of business.

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

	For the three months ended March 31,
(In millions)	2007	2006
Net cash provided by (used in):
Operating activities	$(0.7)	$1.0
Investing activities	$5.8	$(5.3)
Financing activities	$—	$(0.5)

The principal driver in the change in cash flows used in operations is net income (loss) adjusted by certain non-cash items such as amortization and stock-based compensation. Net income (loss) decreased $6.8 million from net income of $1.7 million for the three months ended March 31, 2006 to a net loss of $5.1 million for the three months ended March 31, 2007. Amortization and stock-based compensation, a non-cash item used to reconcile cash flows to net loss, was higher in the three months ended March 31, 2007, in comparison to the three months ended March 31, 2007, as a result of the acquisition of Openera in February 2006.

As of March 31, 2007 and 2006 days sales outstanding (DSO) were 57 days and 60 days, respectively. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. For some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized. These shipments relate to the inventory at customer sites in 2007. As MyCaller product and services revenues are expected to become a larger proportion of overall revenues, accounts receivable may increase and affect cash flows accordingly. During the three months ended March 31, 2007, cash flows provided by accounts receivable and deferred revenue activity were $1.1 million and $1.4 million, respectively. Cash flows utilized by inventory activity were $0.1 million.

Our marketable securities matured in the first quarter of 2007 providing $7.1 million of cash flow from investing activities. In connection with the acquisition of Openera in February 2006, we acquired debt of $0.7 which was repaid in the first quarter of 2006.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

Contractual Obligations

	Remaining Payments Due by Period
	(In thousands)
Contractual Obligations	2007	2008	2009	2010	2011	2012	Thereafter	Total
Property and equipment leases	$3,507	$3,923	$3,530	$3,184	$3,235	$1,440	$786	$19,605
Open purchase orders	6,338	—	—	—	—	—	—	6,338
Total contractual obligations	$9,845	$3,923	$3,530	$3,184	$3,235	$1,440	$786	$25,943

Property and equipment operating lease contractual obligations do not include estimated sublease income of $2.7 million which will be earned in the next five years. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to components, software licenses and services and equipment maintenance services. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory at least eight times per year. If this condition is not met, the Company must purchase enough inventory to bring Plexus up to eight turns. During the three months ended March 31, 2007, the Company satisfied the eight turn goal. As such, we have not included any amounts in the table of contractual obligations related to our commitment with Plexus at March 31, 2007. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on facts and circumstances. The Company has no such arrangements with its other third-party contract manufacturer.

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

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness or decline in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors, a failure to, or a delay in effectively integrating businesses we acquire with our business, and other risks. These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006. We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in our 2006 Annual Report on Form 10-K.

Our financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at March 31, 2007 and December 31, 2006. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity. There was no debt outstanding either as of March 31, 2007 or as of December 31, 2006.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to the Company’s business. However, we have no legal proceedings currently pending that are expected to be material to our operations or financial presentation.

Item 1A. Risk Factors

The risks disclosed in Item 1A “Risk factors” of our Form 10-K for the year ended December 31, 2006 may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industry in which we compete is very competitive and changes rapidly. Sometimes new risks emerge, and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

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

NMS Communications Corporation

Dated: May 10, 2007	By:	/S/ ROBERT P. SCHECHTER
Robert P. Schechter
President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: May 10, 2007	By:	/S/ HERBERT SHUMWAY
Herbert Shumway
Senior Vice President of Finance,
Chief Financial Officer and Treasurer