Form 10-Q
period 2007-06-30
NMS COMMUNICATIONS CORP
filed 2007-08-09
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                               No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common Stock, $0.01 par value per share	45,597,053 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$28,752	$25,176
Marketable securities	1,627	7,082
Accounts receivable, net of allowance for doubtful accounts of $809 and $829, respectively	10,099	13,270
Inventories	3,552	3,649
Prepaid expenses and other assets	2,878	3,100
Total current assets	46,908	52,277
Property and equipment, net	6,836	6,625
Goodwill	5,441	5,469
Other intangible assets, net	3,198	3,782
Other assets, net	1,230	1,177
Total assets	$63,613	$69,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,334	$3,849
Accrued expenses and other liabilities	6,376	5,952
Accrued restructuring	1,129	2,228
Deferred revenue	4,365	4,431
Total current liabilities	16,204	16,460
Accrued restructuring	1,958	2,104
Accrued warranty	115	122
Total liabilities	18,277	18,686

Commitments and contingencies (note O)

Stockholders’ equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 52,991,435 shares issued and 45,595,353 shares outstanding at June 30, 2007 and 52,991,435 shares issued and 45,441,183 shares outstanding at December 31, 2006	530	530
Additional paid-in capital	431,056	428,717
Accumulated deficit	(361,684)	(353,511)
Accumulated other comprehensive loss	(2,692)	(2,762)
Treasury Stock, at cost, 7,396,082 shares at June 30, 2007 and 7,550,252 shares and December 31, 2006	(21,874)	(22,330)
Total stockholders’ equity	45,336	50,644
Total liabilities and stockholders’ equity	$63,613	$69,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Operations

(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$21,389	$26,440	$40,391	$57,138

Cost of revenues	8,368	9,335	16,129	19,176

Gross profit	13,021	17,105	24,262	37,962

Operating expenses:
Selling, general and administrative	10,839	13,114	21,917	25,946
Research and development	5,386	6,799	10,906	13,359
Total operating expenses	16,225	19,913	32,823	39,305

Operating loss	(3,204)	(2,808)	(8,561)	(1,343)

Other income (expense):
Interest income	310	582	730	1,081
Other	(166)	(269)	(320)	(498)
Other income, net	144	313	410	583

Loss before income taxes	(3,060)	(2,495)	(8,151)	(760)

Income tax (benefit) expense	(5)	130	22	181

Net loss	$(3,055)	$(2,625)	$(8,173)	$(941)

Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.19)	$(0.02)

Weighted average basic and diluted shares outstanding	44,084	50,027	43,674	49,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flow from operating activities:
Net loss	$(8,173)	$(941)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of property and equipment	1,524	1,352
Amortization (accretion) of marketable securities	5	(64)
Amortization of other intangibles	584	487
Stock-based compensation expense	2,680	2,202
Loss on disposal of property and equipment	95	8
Foreign exchange translation loss	108	199
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,170	(547)
Inventories	96	6
Prepaid expenses and other assets	122	670
Income tax receivable	167	90
Accounts payable	477	(470)
Accrued expenses and other liabilities	350	(3,042)
Accrued restructuring	(1,245)	(129)
Deferred revenue	(66)	369
Cash (used in) provided by operating activities	(106)	190
Cash flow from investing activities:
Purchases of property and equipment	(1,797)	(2,005)
Purchases of marketable securities	(1,650)	(16,902)
Proceeds from maturity of marketable securities	7,100	6,900
Cash acquired through acquisition of a business	—	42
Cash provided by (used in) investing activities	3,653	(11,965)
Cash flow from financing activities:
Repayment of debt	—	(705)
Repurchase of common stock	—	(3,125)
Proceeds from issuance of common stock	117	1,058
Cash provided by (used in) financing activities	117	(2,772)
Effect of exchange rate changes on cash	(88)	138
Net increase (decrease) in cash and cash equivalents	3,576	(14,409)
Cash and cash equivalents, beginning of period	25,176	51,212
Cash and cash equivalents, end of period	$28,752	$36,803

Supplemental cash flow information:
Acquisition of Openera:
Fair value of assets acquired, net of cash acquired	$—	$11,450
Fair value of liabilities acquired	$—	$2,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

A.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”, “we” or “us). The financial information included herein is unaudited. The consolidated balance sheet at December 31, 2006 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2006.

In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

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

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support, professional services and managed services. Maintenance and support services consist of on-site support, telephone support, and training. Professional services consist of multiple elements of hardware and/or software installation, configuration and customization projects provided to customers. Managed services consist of supplying, outsourcing and/or maintaining Company-owned systems for the benefit of customers.

The Company sells its products and services through its direct sales force and through channel partners, which include resellers, distributors and system integrators. The Company’s products are sold as a bundled hardware and software platform. When the software is essential to the functionality of the hardware, the Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable.

When selling to resellers and distributors, the Company defers revenue until collectability is deemed probable. When revenue is deferred, if reliable reporting from the reseller or distributor exists, the Company will recognize revenue when the reseller or distributor sells the product to an end-user (“sell-through”). Where reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances, upon receipt of a letter of credit or similar arrangement.

For arrangements with customers that include acceptance provisions, the Company recognizes revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the contractual acceptance period.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition when Right of Return Exists, the Company recognizes revenue upon shipment of products to its stocking distributors, net of estimated returns. The Company offers quarterly return rights to a limited number of channel partners that allow the channel partner to exchange a percentage of its inventory based on its prior purchases. The Company provides for these return rights each quarter in an amount equal to estimated returns. When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, the Company allocates the entire sale price to each respective element based on vendor specific objective evidence (“VSOE”) of fair value for each element. When arrangements contain multiple elements and VSOE of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. The Company bases its determination of VSOE of fair value of the undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price the Company charges when the same element is sold separately, or the price established by management, who have the relevant authority to set prices for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, the Company defers revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

The Company defers maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognizes it ratably over the term of the maintenance and support contract, generally twelve months. When maintenance and support services are not sold separately, the Company determines VSOE on maintenance and support services by establishing a substantive renewal price in the multiple element arrangements. The Company recognizes revenue from professional services as the services are performed. The Company provides managed services under long term arrangements, typically three to five years. The arrangements contain provisions requiring customer acceptance of the set-up activities, which may include installation and implementation activities, prior to the commencement of the ongoing services arrangement. The Company recognizes services revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SEC SAB No. 104, Revenue Recognition. Accordingly, service revenue is earned when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the customer; the amount of fees to be paid by the customer is fixed or determinable; and the collection of fees from the customer is reasonably assured.

When there are shipping and handling fees, the Company invoices customers for such fees and  recognizes the invoiced amounts as revenue and the related costs as costs of revenue.

Capitalization of Managed Service Costs

The Company capitalizes certain costs associated with the set-up activities of managed services arrangements. These costs represent direct and incremental external costs or internal costs, including labor and other costs that are directly related to the set-up of the managed service systems. The types of costs that may be capitalized include labor and related fringe benefits, subcontractor costs, consulting costs, travel costs, inventory costs and third party product costs. The Company begins to capitalize costs in the period when there is existence of an arrangement. The Company amortizes these capitalized costs upon acceptance of the initial set-up of the service over the expected relationship period or the expected economic useful life, as appropriate, using the straight-line method. Expenses incurred to maintain and sustain the service delivery after the initial setup of a managed services arrangement are expensed as incurred. The Company evaluates the lives and realizability of the capitalized costs on a periodic basis or as needed.

In the event indications exist that a managed services cost balance to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term and compared to the unamortized managed service contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s fair value in the period such determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the bid model that was developed as part of the original proposal process and subsequent annual budgets.

C.   STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Stock-based Compensation

The following table presents stock-based compensation expense by type of award and the effect of recording stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data	2007	2006	2007	2006

Stock-based compensation expense by type of award:
Stock options	$548	$658	$1,172	$1,146
Restricted stock and options (issued in connection with the Openera acquisition)	750	734	1,502	992
Employee stock purchase plan	3	24	6	64
Total stock-based compensation	$1,301	$1,416	2,680	$2,202

Effect on loss per share
Increase in basic and fully diluted loss per share	$0.03	$0.03	$0.06	$0.04

Effect of stock-based compensation on income by line item:
Cost of revenues	$43	$30	88	50
Selling, general and administrative	1,131	1,290	2,331	1,992
Research and development	127	96	261	160
Total stock-based compensation expense	$1,301	$1,416	$2,680	$2,202

The Company estimates the fair value of each award (i.e. stock options, restricted stock and options and options related to employee stock purchase plan) using the Black-Scholes option pricing model. This valuation model uses the exercise price of the award and the following significant assumptions: the expected term of the award, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation method and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s equity awards on respective grant dates in the three and six months ended June 30, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the three and six months ended June 30, 2007 and 2006, using the Black-Scholes valuation model were:

Six Months Ended June 30,
	2007	2006

Expected term (1)	3.3 to 4.2 years	3.25 to 3.5 years
Expected common stock price volatility (2)	65% to 71%	71 to 77%
Risk-free interest rate (3)	2.4% to 4.9%	4.3% to 5.3%
Expected dividend yield	—	—

(1)             The expected term of options granted during the three and six months ended June 30, 2007 is determined based on our historical stock option exercise experience. The expected term for options granted during the three and six months ended June 30, 2006 was estimated based on the midpoint between the vesting date and the end of the contractual term, known as the “simplified method” for estimating the expected term, as described by SAB No. 107.

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

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan was also determined using the Black-Scholes valuation model. During the three and six months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense based on actual shares issued in the second quarter of 2007 and 2006, and an estimate of additional shares to be issued under the Company’s Employee Stock Purchase Plan in the fourth fiscal quarter of 2007 and 2006, respectively.

During the six months ended June 30, 2006, the Company granted options to purchase 1,595,930 shares of its common stock with exercise prices equal to the fair market value of the Company’s common stock on the grant date. In connection with the acquisition of Openera, the Company issued options to purchase 369,175 shares of its common stock with exercise prices less than fair market value of the Company’s common stock on the grant date. The exercise prices of such options ranged from $0.01 to $0.03 per share.

At June 30, 2007, the aggregate intrinsic values of options outstanding and options exercisable were $0.6 million and $0.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 was $0.1 million.

At June 30, 2007, unrecognized compensation expense related to non-vested stock options was $2.1 million, which is expected to be recognized over a weighted average period of 0.8 years.

D.               LOSS PER SHARE

The following table provides the basic and diluted loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands except per share data)
Numerator:
Net loss	$(3,055)	$(2,625)	$(8,173)	$(941)

Denominator:
Weighted average basic shares outstanding	44,084	50,027	43,674	49,633

Unvested portion of restricted shares	—	—	—	—
Dilutive stock options	—	—	—	—

Weighted average diluted shares outstanding	44,084	50,027	43,674	49,633

Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.19)	$(0.02)

All of the Company’s outstanding common stock options were anti-dilutive during the three months and six months ended June 30, 2007 and 2006 due to the net loss position of the Company. The Company’s outstanding common stock options at June 30, 2007 and 2006, were 7,327,695 and 8,498,020, respectively.

E.                 ACQUISITIONS

Effective February 24, 2006 (the “effective date”), the Company acquired Openera Technologies, Inc., a Delaware corporation with operations based primarily in Bangalore, India (“Openera”), for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and assumed liabilities of $2.8 million. Openera was allocated into the Mobile Applications product line, a product line of the former Mobile Applications business unit of the Company.

In connection with the acquisition of Openera, the Company issued 3,977,518 shares of its common stock to employee and non-employee stockholders of Openera, subject to certain restrictions. The shares vest 40% at the effective date of the acquisition and 20% each at 12, 24 and 30 months subsequent to the effective date. A total of 1,981,047 shares issued to employees are subject to their continued employment over the 30-month period following the effective date of the acquisition, and have been excluded from the purchase price of the acquisition.

In addition, the Company granted options to purchase 369,175 shares of its common stock to certain employees of Openera. The options vest 40% at the effective date of the acquisition and 20% each at 12, 24 and 30 months subsequent to the effective  date. Options to purchase 221,505 shares are subject to the employees’ continued employment with the Company over the 30-month period following the acquisition, and therefore have been excluded from the purchase price of the acquisition. The fair value of the options was estimated using the Black-Scholes valuation model.

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

F.                 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded goodwill and other intangible assets as a result of the acquisition of Openera. The following table sets forth the change in the carrying amount of goodwill for the six month ended June 30, 2007:

(In thousands)
Goodwill at December 31, 2006	$5,469
Effect of foreign exchange	(28)
Goodwill at June 30, 2007	$5,441

Goodwill is not deductible for tax purposes.

The components of other intangible assets subject to amortization are as follows as of June 30, 2007:

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
	(In years)		(In thousands)

Core technology	1.8—4.8	$4,000	$(1,647)	$2,353
Customer relationships	6.8	1,000	(155)	845
Total		$5,000	$(1,802)	$3,198

The following table presents amortization expense of the intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Cost of revenues	$265	$335	$529	$447
Selling, general and administrative	27	30	55	40
Total amortization expense of other intangible assets	$292	$365	$584	$487

The following table summarizes the expected remaining amortization of other intangible assets as of June 30, 2007:

Expected
Amortization
Fiscal Year	Expense
(In thousands)
Remainder of 2007	$584
2008	1,044
2009	778
2010	522
2011	150
2012	120
$3,198

At June 30, 2007, the Company’s goodwill of $5.4 million and other intangible assets of $3.2 million were allocated to Technology and Mobile Applications segment.

G.               RESTRUCTURING AND OTHER RELATED CHARGES ACCRUALS

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

In the fourth quarter of 2006, in order to further reduce operating costs, the Company eliminated 40 employee positions, which resulted in restructuring charges of $2.1 million. These charges primarily consisted of $1.9 million of severance-related costs. The Company also entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the “2006 sublease”). The Company exited this facility as of

December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, the Company updated its estimates of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges the Company recognized in 2006 related to these actions were $2.3 million.

The following table sets forth activities related to restructuring and other actions taken in fiscal years 2002, 2003 and 2006:

	Employee	Facility
	Related	Related	Total

Restructuring accrual balance at December 31, 2006	$791	$3,541	$4,332
Cash payments	(679)	(543)	(1,222)
Other adjustments	(81)	58	(23)
Restructuring accrual balance at June 30, 2007	$31	$3,056	$3,087

The employee related restructuring accrual is expected to be settled in cash during the third quarter of 2007, and facility related accrual is expected to be settled in cash over the next five years.

H.             BUSINESS AND CREDIT CONCENTRATION

At June 30, 2007 and December 31, 2006, one customer represented 15% and 17%, respectively, of the Company’s outstanding net accounts receivable.

Two customers represented 17% and 10%, respectively, of the Company’s revenues for the three months ended June 30, 2007. One customer represented 12% of the Company’s revenues for the six months ended June 30, 2007. One customer represented 18% of the Company’s revenues for both the three and six months ended June 30, 2006.

I. MARKETABLE SECURITIES

Investments in marketable securities categorized as available-for-sale are carried at fair value and consist of the following:

	June 30, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Money market fund	$13,626	$—	$—	$13,626
Certificates of deposit	2,199	—	—	2,199
U.S. government and agency bonds	1,969	1	—	1,970
	$17,794	$1	$—	$17,795
Included in cash and cash equivalents	16,167	1	—	16,168
Marketable securities	$1,627	$—	$—	$1,627

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Money market fund	$5,268	$—	$—	$5,268
Certificates of deposit	2,000	—	—	2,000
U.S. government and agency bonds	12,060	3	—	12,063
	$19,328	$3	$—	$19,331
Included in cash and cash equivalents	12,247	2	—	12,249
Marketable securities	$7,081	$1	$—	$7,082

At June 30, 2007 and December 31, 2006, all marketable securities were due to mature within one year. There were no gross realized gains or losses from the sale of securities for the three and six months ended June 30, 2007 and 2006.

J.  INVENTORIES

Inventories were comprised of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Raw materials	$3,024	$1,823
Work in process	—	127
Finished goods	2,940	7,373
Inventory at customer sites	807	1,309
	$6,771	$10,632
Write-down of inventory to lower of cost or market value	(3,219)	(6,983)
Total inventory	$3,552	$3,649

Inventories at customer sites represent products that have not yet been accepted by the customer. During the six months ended June 30, 2007, the Company disposed of $3.6 million of inventory previously written down to zero market value. Also during the six months ended June 30, 2007, the Company wrote-down $0.2 million of inventory to lower of cost or market value.

K. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s reportable segments consist of the Technology and Mobile Applications segment and the Network Infrastructure (“NI”) segment.  The Technology and Mobile Applications segment has focused on enabling technology products for communications solution providers such as network equipment providers, application developers and systems integrators, as well as delivering mobile applications and related services to mobile operators. The Company’s NI segment has focused on solutions for the radio access network (“RAN”) portion of mobile operators’ infrastructure. Corporate and unallocated costs include corporate marketing, general and administrative functions of the Company. Effective January 1, 2007, the Company consolidated two of its existing reportable segments (Platforms and Mobile Applications) into a single segment and re-organized its business primarily according to its functional business area. Prior to this date, the Company had been organized into three business units, which constituted the Company’s reportable segments. Accordingly, prior period amounts have been reclassified to conform to current year presentation.

As of June 30, 2007 the Company had operations established in 12 countries outside the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table includes information about the Company’s reportable segments and geographic regions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Revenues
Technology and Mobile Applications	$20,626	$25,263	$38,601	$55,274
Network Infrastructure	763	1,177	1,790	1,864
Total revenues	$21,389	$26,440	$40,391	$57,138

Operating (loss) income
Technology and Mobile Applications	$928	$4,332	$(203)	$13,979
Network Infrastructure	(980)	(1,908)	(2,027)	(3,976)
Corporate and unallocated costs	(3,152)	(5,232)	(6,331)	(11,346)
Total operating (loss) income	$(3,204)	$(2,808)	$(8,561)	$(1,343)

Revenues by geographic area
Americas	$5,902	$8,506	$13,121	$22,033
Europe, Middle East and Africa	6,956	8,322	13,433	15,582
Asia	8,531	9,612	13,837	19,523
Total revenues	$21,389	$26,440	$40,391	$57,138

The following table includes information about the Company’s long-lived assets by reportable segment and by geographic region as of:

	June 30,	December 31,
	2007	2006
	(In thousands)
Long-lived assets
Technology and Mobile Applications	$9,869	$10,573
Network Infrastructure	220	379
Corporate and unallocated assets	5,386	4,924
Total long-lived assets	$15,475	$15,876

Long-lived assets by geographic area
Americas	$6,047	$5,585
Europe, Middle East and Africa	354	709
Asia	435	331
Total long-lived assets	$6,836	$6,625

Effective July 2, 2007, the Company reorganized the Technology and Mobile Applications segment into two separate business units: Communication Platforms and Mobile Applications. The Communication Platforms business unit will focus on enabling technology products for communications solution providers such as network equipment providers and application developers. The Mobile Applications business unit will focus on delivering mobile applications and related services, including the recently introduced managed services offerings, to mobile operators. The change in business units is the result of the Company’s efforts to organize product development, sales, services and marketing teams to better align these distinct markets. The NI business segment will remain unchanged.

L. COMPREHENSIVE LOSS

The following table presents the Company’s comprehensive income (loss) for the stated periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Net loss	$(3,055)	$(2,625)	$(8,173)	$(941)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	88	283	72	348
Net change in unrealized loss on marketable securities	(1)	(3)	(2)	(12)
Comprehensive loss	$(2,968)	$(2,345)	$(8,103)	$(605)

M. INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken on or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company had no adjustments to retained earnings as a result of the implementation of FIN 48. All of the Company’s deferred tax assets have a full valuation allowance recorded against them as their realization does not meet the “more likely than not” criteria under SFAS No. 109 based on the Company’s current financial status.  As of June 30, 2007 and December 31, 2006, the Company had recorded approximately $0.5 million of gross unrecognized tax benefits, all of which will impact the Company’s effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this Form 10-Q, an estimate of the range of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying consolidated statements of operations. At June 30, 2007, the Company had approximately $95,000 of accrued interest expense related to uncertain tax positions, of which $10,000 and $21,000 was recognized in the three and six months ended June 30, 2007, respectively.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999. The Company is currently undergoing an audit by an authority of the Company’s French subsidiary for the years 2003 and 2004. During the second quarter of 2007, the Company received an advisory letter from the French tax authorities proposing certain adjustments to previously reported profits and losses of the statutory accounts of the Company’s French subsidiary. The Company has evaluated this advisory and provided additional information to the authority supporting the positions taken by the Company in previous periods. Subsequent to June 30, 2007, the Company received further correspondence from the French Tax authorities reiterating its position. The Company believes the merits of its technical positions are appropriate. The Company will continue to defend its positions using the appeal methods available as necessary, but cannot determine the final outcome of this audit.

For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce taxable income of approximately $176.2 million at December 31, 2006. Of this amount, $21.1 million relates to deductions from the exercise of stock options of which approximately $1.5 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with SFAS No. 123R, Share-Based Payment, “SFAS 123R”). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provisions of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2007 if unutilized. The Company also had foreign net operating loss carryforwards of approximately $28.4 million which expired in 2006. As of December 31, 2006, the Company had approximately $6.4 million of tax credits in the U.S. that were comprised of federal research and development credits and state and local credits, which begin to expire in 2007 if unutilized. In addition, the Company has Canadian investment tax credits of approximately $4.4 million, which begin to expire in 2014.

The Company has established valuation allowances against net deferred tax assets, in certain jurisdictions including the United States and France, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowances and to the extent it is determined that any such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future.

United States federal income taxes were not provided on permanently reinvested undistributed earnings for certain non-U.S. subsidiaries of approximately $3.2 million as of December 31, 2006. The Company will reinvest these earnings indefinitely in its operations outside the United States. The Company has deemed it impracticable to determine the amount of tax payable if any monies were to be returned to the Company in the United States.

N.  EQUITY

Employees, including certain executive officers, of the Company exercised options to purchase 106,918 shares of the Company’s common stock under the Company’s various employee stock option plans, and exercised 47,252 shares of the Company’s common stock under the Company’s Employee Stock Purchase Plan, during the six-month period ended June 30, 2007. Cash proceeds provided by the issuance of common stock related to the employee stock option exercises and purchases were approximately $0.1 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, the Company issued 154,170 treasury shares in conjunction with the exercise of stock options and stock purchases under the Company’s stock incentive plans.

O.  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities, which serve as sales offices throughout North America, Europe and Asia, under leases that expire at various dates through March 30, 2015.

Litigation

The Company is party to various legal proceedings in the normal course of its business. However, the Company has no legal proceedings currently pending that are expected to be material to its business, results of operations or financial condition.

Purchase Commitments

The Company’s agreement with Plexus Services Corporation (“Plexus”) requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At June 30, 2007, the Company had met the eight turn goal. As such, the Company does not have any contractual obligations related to a commitment with Plexus at June 30, 2007. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. The Company has no such arrangements with its other third-party manufacturers.

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

Changes in the aggregate warranty liability during the six months ended June 30, 2007 and 2006 were as follows:

	Six months ended June 30,
	2007	2006
	(In thousands)
Beginning balance	$285	$361
Provisions for warranty	67	45
Expenditures	(85)	(106)
Ending balance	$267	$300

P.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the impact of SFAS 157 on our financial position and results of operations.

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

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the SEC, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness or decline in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors, a failure to, or a delay in effectively integrating businesses we acquire with our business, and other risks. These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006. We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We operate in the large and rapidly evolving telecommunications industry. Our products include system building blocks, media processing, signaling and service delivery systems, personalized mobile communications applications, voice quality systems and a wireless backhaul optimizer. We sell our products through channel partners, distributors, system integrators and directly to end customers. We have established businesses in North and South America (the “Americas”), Europe, the Middle East, Africa (“EMEA”) and Asia. The majority of our products are manufactured by third party manufacturers. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, network infrastructure efficiencies and emerging IP-based services, including VoIP.

In response to weak market conditions, in the second half of 2006, management took restructuring actions to reduce our cost structure. These actions included the closure of our New Jersey facility, workforce reductions and the sublease of a portion of our corporate headquarters office space. Management continually monitors the activities of our competitors and analyzes the future of our industry to appropriately align our business focus.

Effective January 1, 2007, we consolidated two of our existing reportable segments into a single segment and re-organized our business primarily according to functional business area. Prior to this date, the Company had been organized into three business units, which constituted the Company’s reportable segments. The Company’s reportable segments consist of the Technology and Mobile Applications segment, which combines the previously reported Platforms and Mobile Applications business units, and the NI segment.  The Technology and Mobile Applications segment has focused on enabling technology products for communications solution providers such as network equipment providers, application developers and systems integrators as well as delivering mobile applications and related services to mobile operators. The Company’s NI segment has focused on solutions for the RAN portion of mobile operators’ infrastructure.

During the three and six months ended June 30, 2007, we incurred a net loss. Our net loss was partially offset by growth in our mobile applications product line revenues and cost savings realized from our 2006 restructuring activities.  We recorded stock-based compensation expense of $1.3 million and $1.4 million during the three months ended June 30, 2007 and 2006, respectively. As part of this amount, during the three months ended June 30, 2007 and 2006, we recorded $0.7 million and $0.7 million, respectively, of stock-based compensation expense as a result of the 2006 acquisition of Openera, as vesting of certain awards given to former employees of Openera is subject to continued employment at the Company. During the six months ended June 30, 2007 and 2006, we recorded stock-based compensation expense of $2.7 million and $2.2 million, respectively. As part of this amount, during the six months ended June 30, 2007 and 2006, we recorded $1.5 million and $1.0 million, respectively, of stock-based compensation expense as a result of the 2006 acquisition of Openera, as vesting of certain awards given to former employees of Openera is subject to continued employment at the Company.

During the six months ended June 30, 2007, we utilized $0.1 million of cash to support operations. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. As of June 30, 2007, we had $30.4 million in cash, cash equivalents and short-term marketable securities. We believe the Company has sufficient cash available to execute on its business objectives for at least the next twelve months.

We expect year ended December 31, 2007 revenues to be lower than 2006 revenues for the same period, primarily due to a significant decrease in voice quality product sales in the first half of 2006, as compared to the first half of 2007, and weakness in Technology product line sales in the first half of 2007 as compared to the first half of 2006. Growth in other product offerings, particularly our mobile applications, including the MyCaller Ringback solution, is expected to continue to offset a portion of the anticipated decline in voice quality and platform product demand.

Effective July 2, 2007, we have reorganized the business units of the Technology and Mobile Applications segment into two separate business units: Communication Platforms and Mobile Applications. The Communication Platforms business unit will focus on enabling technology products for communications solution providers such as network equipment providers and application developers. The Mobile Applications business unit will focus on delivering mobile applications and related services, including a recently introduced managed services offering, to mobile operators. The change in business units is the result of the Company’s effort to organize product development, sales, services and marketing teams to better align to these distinct markets. The NI business segment will remain unchanged.

Critical Accounting Policies and Estimates

The following information updates, and should be read in conjunction with, the information disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2006.

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, see also our discussion under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition

We derive revenues from two sources: sales of products, including hardware and software licenses, and services, including maintenance, support, professional services and managed services. Maintenance and support services consist of on-site support, telephone support, and training. Professional services consist of multiple elements of hardware and/or software installation, configuration and customization projects provided to customers. Managed services consist of supplying, outsourcing and/or maintaining Company-owned systems for the benefit of customers.

We sell our products and services through our direct sales force and through channel partners, which include resellers, distributors and system integrators. Our products are sold together as a bundled hardware and software platform. When the software is essential to the functionality of the hardware, we recognize revenue in accordance with the provisions of SOP 97-2, and related interpretations. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We reduce revenue by provisions for estimated sales returns associated with rights offered to a limited number of channel partners. These rights allow the channel partner to exchange a percentage of its inventory based on the volume of its prior purchases. We provide for these return rights each quarter in an amount equal to estimated returns. On a quarterly basis, we review our estimates and compare our actual returns to our previous estimations. Our actual results have been in line with our expectations. An increase in our allowance for sales returns would reduce our revenue in the period for which the increase is recorded.

We evaluate our revenue recognition policies based on the specific facts and circumstances related to each of our channel partners. When selling to resellers and distributors, we generally do not recognize revenue upon shipment, since many of these customers are thinly capitalized and their ability to pay is, in substance, contingent upon their resale of our product. In these cases, we defer revenue until collectability is deemed probable. When revenue is deferred, if reliable reporting from the reseller or distributor exists, we will recognize revenue when the reseller or distributor sells the product to an end-user (“sell through”). When reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances upon receipt of a letter of credit or similar arrangement. We further monitor the payment history of our resellers and distributors and overall days sales outstanding. We believe this revenue recognition policy minimizes the risk that product is shipped in excess of end-user demand and allows us to reasonably and reliably estimate product returns.

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

We assess if collection is probable based on a number of factors, including past transaction history and the creditworthiness of the customer. If we determine that collection is not probable, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash or when payments become due.

For arrangements with customers that include acceptance provisions, we recognize revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, we allocate the entire sale price to each respective element based on VSOE of fair value for each element. When arrangements contain multiple elements and VSOE of fair value exists only for all undelivered elements, we recognize revenue for the delivered elements using the residual method. We base our determination of VSOE of fair value of the undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price we charge when the same element is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

Service revenue is primarily comprised of professional services, maintenance and support services, and managed services. Professional services consist of installation and commissioning services, integration services, training and hardware and/or software customization projects provided to customers. We recognize revenue from professional services as the services are performed.

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

We provide managed services under long term arrangements, typically three to five years. The arrangements contain provisions requiring customer acceptance of the set-up activities, which may include installation and implementation activities, prior to the commencement of the ongoing services arrangement. We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Accordingly, amounts are earned when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the customer; the amount of fees to be paid by the customer is fixed or determinable; and the collection of fees from the customer is reasonably assured.

When there are shipping and handling fees, we invoice customers for such fees. We recognize the invoiced amounts as revenue. The related costs are recognized in cost of revenue.

Capitalized Managed Services Costs

We capitalize certain costs associated with the set-up activities of a managed services arrangement. These costs represent direct and incremental external or internal costs that are directly related to the set-up of the managed service systems. The types of costs that may be capitalized include labor and related fringe benefits, subcontractor costs, consulting costs, travel costs, inventory costs and third party product costs. We begin to capitalize costs in the period when there is existence of an arrangement. We amortize these capitalized costs upon acceptance of the initial set-up of the service over the expected relationship period  or the expected economic useful life, as appropriate, using the straight-line method. Expenses incurred to maintain and sustain the service delivery after the initial setup of a managed services arrangement are expensed as incurred. We evaluate the lives and realizability of the capitalized costs on a periodic basis or as needed.

In the event indications exist that a managed services cost balance to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the unamortized managed service contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s fair value in the period such determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the bid model that was developed as part of the original proposal process and subsequent annual budgets.

Income Taxes

The preparation of our consolidated financial statements requires us to provide for income taxes in each of the jurisdictions in which we operate, including those outside the United States that may be subject to certain risks that ordinarily would not be expected in the United States. A change in our income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded valuation allowance of $144.5 million as of December 31, 2006 due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carry forwards. We establish valuation allowances based on historical levels of profitability and on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

The provision for income taxes is computed based on pre-tax income included in the Condensed Consolidated Statements of Operations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We determine our effective tax rate by dividing our income tax expense by our income before taxes as reported in our Condensed Consolidated Statement of Operations. For reporting periods prior to the end of the fiscal year, we record income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of non-deductible expenses.

Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. There was no material impact on our financial statements as a result of the implementation of FIN 48. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this Form 10-Q, an estimate of the range of reasonably possible outcomes cannot be made. We recognize interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. Technology revenues consist of sales of our systems building block products and services and video products and services as well as voice quality enhancement and echo cancellation products, systems and services. Mobile Applications revenues consist of sales of our MyCaller products and related services. The NI revenues consist of sales of our wireless backhaul optimizer product, AccessGate, and related services.

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006			2007		2006
		% of		% of			% of		% of
(Dollars in millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Technology and Mobile Applications	$20.6	96.4%	$25.2	95.5%	(18.4)%	$38.6	95.6%	$55.2	96.7%	(30.2)%
NI	0.8	3.6	1.2	4.5	(35.1)%	1.8	4.4	1.9	3.3	(3.9)%
Total revenues	$21.4	100.0%	$26.4	100.0%	(19.1)%	$40.4	100.0%	$57.1	100.0%	(29.3)%

We experienced a decrease in Technology and Mobile Applications revenue in the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006. The decrease of our Technology product sales was due primarily to the significant decrease of sales of our voice quality products in the first and second quarters of 2007 compared to the first and second quarters of 2006, based primarily on deployments of our products in the 3G network of a major Japanese operator that concluded in the second quarter of 2006. Sales to this customer were made through a reseller agreement with Lucent Technologies Inc. (“Lucent”) which expired on December 31, 2006. The decrease in our Technology product sales was also due to reduced demand from our customers during both the first and second quarter of 2007, as compared to the first and second quarter of 2006. In addition, our decrease in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, included a $3.2 million sale of an end-of-life product during the first quarter of 2006.

We experienced a significant increase in revenues from our Mobile Applications product line during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, as a result of increased demand for our MyCaller product, due to expansion orders from existing customers as our customers experience growth in subscribers. The increase in our Mobile Applications revenue was also due to the timing of revenue recognition associated with MyCaller sales as compared to the three months ended June 30, 2006. We also experienced an increase in Mobile Applications revenue during the first half of 2007 as compared to the first half of 2006, due to the increase market demand for our MyCaller product. We continue to see growth in this area through new and existing operator deployments around the world. In the second half of 2007, we will continue to focus sales efforts on both new and existing customers. We recently introduced a managed services offering, for which we have not recorded revenue yet due to its recent introduction in the market place; however we will continue to market the managed services offering and we expect it to become an increasingly important component of our revenue in 2008 and beyond.

We experienced a decrease in NI revenues during the three months ended June 30, 2007 as compared to the quarter ended June 30, 2006, due to the timing of sales opportunities. We experienced a slight decrease in NI revenues during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, due to the timing of sales opportunities in the second quarter of 2007, offset by an increase in sales in the first quarter of 2007. In the second half of 2007, we will continue to focus sales efforts on emerging markets and have signed agreements with channel partners to assist with the execution of our strategy.

We experienced a 39.2% decrease in service revenue from $2.9 million during the three months ended June 30, 2006 to $1.8 million during the three months ended June 30, 2007. We also experienced a 31.5% decrease in service revenue from $4.5 million during the six months ended June 30, 2006 to $3.1 million during the six months ended June 30, 2007. The decrease is a result of a decrease in service and consulting contracts in 2007 associated with our voice quality and mobile application product, MyCaller. As noted above, we recently introduced managed services offerings associated with the MyCaller product, which we will continue to market in 2007.

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006			2007		2006
		% of		% of			% of		% of
(Dollars in millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Americas	$5.9	27.6%	$8.5	32.2%	(30.6)%	$13.1	32.5%	$22.0	38.5%	(40.4)%
Europe, Middle East and Africa	7.0	32.5	8.3	31.4	(16.4)%	13.5	33.3	15.6	27.3	(13.8)%
Asia	8.5	39.9	9.6	36.4	(11.2)%	13.8	34.2	19.5	34.2	(29.1)%
Total Revenues	$21.4	100.0%	$26.4	100.0%	(19.1)%	$40.4	100.0%	$57.1	100.0%	(29.3)%

The Americas market decreased during the three months ended June 30, 2007 when compared to the three months ended June 30, 2006, due to a decrease in demand for our platform products. During the six months ended June 30, 2007, the Americas market also experienced a decrease in revenues as compared to the six months ended June 30, 2006, primarily due to an unusually large $3.2 million sale of an end-of-life product during the six months ended June 30, 2006, coupled with a decrease in demand for platform products. We experienced a decrease in the Europe, Middle East and Africa market due to the decrease in demand for our technology products and decreases in sales of our AccessGate product. The Asia market declined during the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, as a Japanese mobile operator completed its deployment of our voice quality products in its 3G network in 2006, offset by growth in sales of our MyCaller product.

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

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006			2007		2006
		% of		% of			% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Revenues	$21.4	100.0%	$26.4	100.0%	(19.1)%	$40.4	100.0%	$57.1	100.0%	(29.3)%
Cost of revenues	8.4	39.1	9.3	35.2	(10.4)%	16.2	39.9	19.2	33.6	(15.9)%
Gross profit	$13.0	60.9%	$17.1	64.8%	(23.9)%	$24.2	60.1%	$37.9	66.4%	(36.1)%

We experienced a decrease in gross profit margin in the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, primarily due to a decrease in quarterly sales of our technology products, specifically platform products and voice quality products, which typically carry higher product margins than our other products. This decrease was also a result of increased costs associated with investments in our professional and technical services delivery capabilities, primarily in support of the Mobile Applications product line. During the three and six months ended June 30, 2007, we recognized $0.3 million and $0.5 million, respectively, of amortization expense related to the core technology acquired in connection with the Openera acquisition compared to $0.3 million and $0.4 million of amortization expense during the three and six months ended June 30, 2006, respectively.

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

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006			2007		2006
		% of		% of			% of		% of
(Dollars in millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Selling, general and administrative expenses	$10.8	50.7%	$13.1	49.6%	(17.3)%	$21.9	54.3%	$25.9	45.4%	(15.5)%

Selling, general and administrative expenses decreased during the three and six month periods ended June 30, 2007, compared to the three and six month periods ended June 30, 2006. The decrease for the three months ended June 30, 2007 was primarily comprised of $1.5 million in decreased compensation expense related to staffing reductions from the restructuring actions taken in the second half of 2006, $0.3 million of marketing expenses, $0.3 million of travel expense, $0.2 million of consulting expense, $0.2 million of stock-based compensation expense, and $0.1 million of miscellaneous general and administrative expenses, offset by increases in spending related to $0.3 million in commission expense and $0.2 million of incentive compensation expense. The primary components of the decrease for the six months ended June 30, 2007 were $2.7 million related to decreased staffing and related expenses, from the restructuring actions taken in the second half of 2006, $1.0 million in miscellaneous general and administrative expenses, $0.6 million of travel expense, $0.4 million of marketing expense, and $0.3 million of consulting expense offset by a $0.7 million increase in commission expense and $0.3 million of stock-based compensation expense. We expect quarterly selling, general and administrative spending to increase from the three months ended June 30, 2007 throughout the remainder of 2007.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses, stock-based compensation and prototype fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006			2007		2006
		% of		% of			% of		% of
(Dollars in millions)	Amount	Revenue	Amount	Revenue	Change	Amount	Revenue	Amount	Revenue	Change
Research and development expenses	$5.4	25.2%	$6.8	25.7%	(20.8)%	$10.9	27.0%	$13.4	23.4%	(18.4)%

Our research and development spending and staffing level decreased during the three and six month periods ended June 30, 2007 in comparison to the three and six month periods ended June 30, 2006. This decrease was primarily attributable to a decrease in personnel costs as a result of the restructuring actions taken in the second half of 2006. Our research and development activities are primarily focused on opportunities relating to mobile applications, radio access networks and IP-based services, including VoIP. Our research and development spending is currently directed to enhance our existing board and software families, next generation board and related software offerings incorporating for example, video capabilities, our Vision media servers and signaling gateways, and our MyCaller product family. In the remainder of 2007, we expect quarterly research and development spending to increase, as we expect to continue to invest in existing and new products during the second half of 2007.

Other Income, Net

Other income, net consists primarily of interest income, interest expense and foreign currency translation gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Interest income	$0.3	$0.6	$0.7	$1.1
Other	(0.2)	(0.3)	(0.3)	(0.5)
Other income, net	$0.1	$0.3	$0.4	$0.6

The decrease in interest income for the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006, is attributable to a $1.9 million decrease in our cash, cash equivalents and marketable securities. Included in other expense, net in the three months ended June 30, 2007, is a $0.2 million loss related to foreign currency translation. Included in other expense, net in the six months ended June 30, 2007, is a $0.3 million loss related to foreign currency translation, of which $0.1 million of the expense related to the remeasurement of our intercompany debt.

Income Tax Expense

Effective January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Income tax (benefit) expense for the three months ended June 30, 2007 and 2006 was $(5,000) and $130,000, respectively. Income tax expense for the six months ended June 30, 2007 and 2006 was $22,000 and $181,000, respectively. Income tax expense is primarily due to foreign income taxes incurred by foreign subsidiaries offset by tax credits earned related to our research and development activities performed at our Canadian facility.

We conduct business globally and, as a result, we or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999. We are currently undergoing an audit by an authority of our French subsidiary for the years of 2003 and 2004. As a result, during the second quarter of 2007, we received a preliminary advisory letter from the French tax authorities proposing certain adjustments to previously reported profits and losses of the statutory accounts of our French subsidiary. We have evaluated this advisory and provided additional information to the authority supporting the positions taken in previous periods. Subsequent to June 30, 2007, we have received further correspondence from the French Tax authorities reiterating their position. We believe the merits of our technical positions are appropriate. We will continue to defend our position using the appeal methods available as necessary, but cannot determine the final outcome of this audit.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $176.2 million at December 31, 2006. Of this amount $21.1 million relates to deductions from the exercise of stock options of which approximately $1.5 million is tracked separately and not included in our deferred tax asset (in accordance with FAS 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provision of the Internal Revenue Code Section 382, certain changes in our ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2007 if unutilized. We also had foreign net operating loss carryforwards of approximately $28.4 million. As of December 31, 2006, we had approximately $6.4 million of tax credits in the U.S. that are composed of federal research and development credits and state and local credits. These credits will begin to expire in 2007 if unutilized. In addition, we had Canadian investment tax credits of approximately $4.4 million. These credits begin to expire in 2014 if unutilized.

We have established valuation allowances against net deferred tax assets in certain jurisdictions including the United States and France, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. We will continue to assess the valuation allowance and to the extent it is determined that any allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(In millions)	2007	2006
Cash, cash equivalents and marketable securities	$30.4	$32.3
Working capital	$30.7	$35.8

As of June 30, 2007, our liquid assets included cash, cash equivalents and marketable securities of $30.4 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures, share repurchases and potential acquisitions. As of June 30, 2007, we had no significant capital spending or purchase commitments other than facility leases and purchase orders in the ordinary course of business.

We believe that our available liquid assets and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months. Material risks to cash flow from operations include delayed cash receipts accompanying sales of our product and services. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of revenue we will be able to achieve in the future, the successful introduction of new products and services and potential acquisitions of related businesses and/or technologies. Long-term cash requirements other than normal operating expenses are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses or technologies complementary to our business. We may require additional external financing through the sales of additional equity or other financing vehicles. There is no assurance that such financing can be obtained on favorable terms, if at all.

Cash Flow:

Sources and uses of cash for the year to date periods are summarized in the table below. Sources and uses of our liquid assets are shown in detail in the statement of cash flows of our financial statements.

	For the six months ended June 30,
(In millions)	2007	2006
Net cash provided (used in) by:
Operating activities	$(0.1)	$0.2
Investing activities	$3.7	$(12.0)
Financing activities	$0.1	$(2.8)

The principal driver in the change in cash flows used in operations is net income (loss) adjusted by certain non-cash items such as amortization and stock-based compensation. Net loss increased $7.2 million from net loss of $0.9 million for the six months ended June 30, 2006 to a net loss of $8.2 million for the six months ended June 30, 2007. Amortization and stock-based compensation, a non-cash item used to reconcile cash flows to net loss, was $0.6 million greater in the six months ended June 30, 2007, in comparison to the six months ended June 30, 2007, as a result of the acquisition of Openera in February 2006.

Our cash flows from operating activities are also affected by changes in our operating assets and liabilities. We improved our days sales outstanding (“DSO”) from 52 days as of June 30, 2006 to 42 days as of June 30, 2007. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. For some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represents inventory in the channel, systems shipped to customers from which we are awaiting acceptance, and maintenance and support services billed and managed services where revenue is not yet recognized. As MyCaller product and services revenues are expected to become a larger proportion of overall revenues, accounts receivable may increase and negatively affect cash flows accordingly. During the six months ended June 30, 2007, cash flows provided by used in accounts receivable and deferred revenue activity were $3.2 million and $(0.1) million, respectively. We experienced improved cash collections during the three months ended June 30, 2007. These balances may vary based on timing of invoicing, cash receipts and timing of revenue recognition. During the six months ended June 30, 2007, we made payments aggregating $1.2 million related to the restructuring activities taken in the second half of 2006.

Our cash flows provided by investing activities are primarily driven by purchases of fixed assets and purchases and maturities of our marketable securities. Certain marketable securities matured in the first half of 2007, providing $7.1 million. In addition we purchased $1.7 million in short term securities in the second quarter of 2007, which is significantly less than in 2006 due to a change in investment mix and reduction in cash balances.

In connection with the acquisition of Openera in February 2006, we acquired debt of $0.7 which was repaid in the first quarter of 2006. In the second quarter of 2006, we repurchased $3.1 million of our common stock. We concluded repurchase activity of our common stock in 2006. Common stock is issued in connection with our various employee stock incentive plans.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, other than property and equipment operating leases that are disclosed in the contractual obligations table below and in our condensed consolidated financial statements, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit. The following table details our future contractual payment obligations.

Contractual Obligations

	Remaining Payments Due by Period
	(In thousands)
Contractual Obligations	2007	2008	2009	2010	2011	2012	Thereafter	Total
Property and equipment leases	$2,271	$3,959	$3,552	$3,190	$3,238	$1,443	$793	$18,446
Open purchase orders	1,452	—	—	—	—	—	—	1,452
Total contractual obligations	$3,723	$3,959	$3,552	$3,190	$3,238	$1,443	$793	$19,898

Property and equipment operating lease contractual obligations do not include estimated sublease income of $2.4 million, which is expected to be received over the next five years. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to components, software licenses and services and equipment maintenance services. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

The Company’s agreement with Plexus requires that Plexus turn its NMS-related inventory at least eight times per year. If this condition is not met, the Company must purchase enough inventory to bring Plexus up to eight turns. At June 30, 2007, the Company satisfied the eight turn goal. As such, we have not included any amounts in the table of contractual obligations related to our commitment with Plexus at March 31, 2007. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on facts and circumstances. The Company has no such arrangements with its other third-party contract manufacturer.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at June 30, 2007 and December 31, 2006. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity. There was no debt outstanding either as of June 30, 2007 or as of December 31, 2006.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 2, 2007, we held our 2007 Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

1.                  Election of W. Frank King, Ph. D. and Pamela D. A. Reeve as directors for three year terms.  The results of the voting were as follows:

	For	Withheld
W. Frank King, Ph. D.	33,915,939	2,996,149
Pamela D. A. Reeve	33,765,562	3,146,526

2                     Ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2007.  The results of the voting were as follows:

	For	Against	Abstain	No-Vote
PricewaterhouseCoopers LLP	36,791,338	110,294	10,456	—

The following directors continued to serve as directors after the 2007 Annual Meeting of Stockholders: Ofer Gneezy, Robert P. Schechter, and Ronald W. White. Mr. William E. Foster resigned from the office of director effective May 2, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation

Dated: August 9, 2007	By:	/S/ ROBERT P. SCHECHTER
Robert P. Schechter
President and Chief Executive Officer
and Chairman of the Board of Directors

Dated: August 9, 2007	By:	/S/ HERBERT SHUMWAY
Herbert Shumway
Senior Vice President of Finance,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

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

*       Previously filed with the registration statement or report indicated.