Form 10-Q
period 2007-09-30
NMS COMMUNICATIONS CORP
filed 2007-11-09
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                               No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, $0.01 par value per share	45,637,155 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$22,999	$25,176
Marketable securities	5,294	7,082
Accounts receivable, net of allowance for doubtful accounts of $759 and $829, respectively	13,744	13,270
Inventories	3,581	3,649
Prepaid expenses and other assets	3,016	3,100
Total current assets	48,634	52,277
Property and equipment, net of accumulated depreciation of $38,249 and $36,423, respectively	7,048	6,625
Goodwill	5,431	5,469
Other intangible assets, net	2,906	3,782
Other assets, net	1,251	1,177
Total assets	$65,270	$69,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,352	$3,849
Accrued expenses and other liabilities	7,320	5,952
Accrued restructuring	1,017	2,228
Deferred revenue	4,253	4,431
Total current liabilities	17,942	16,460
Accrued restructuring	1,884	2,104
Accrued warranty expense	108	122
Total liabilities	19,934	18,686

Commitments and contingencies (note O)

Stockholders’ equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 52,991,435 shares issued and 45,597,790 shares outstanding at September 30, 2007 and 52,991,435 shares issued and 45,441,183 shares outstanding at December 31, 2006	530	530
Additional paid-in capital	432,292	428,717
Accumulated deficit	(363,201)	(353,511)
Accumulated other comprehensive loss	(2,418)	(2,762)
Treasury Stock, at cost, 7,393,645 shares at September 30, 2007 and 7,550,252 shares at December 31, 2006	(21,867)	(22,330)
Total stockholders’ equity	45,336	50,644
Total liabilities and stockholders’ equity	$65,270	$69,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Condensed Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Revenues	$23,157	$20,783	$63,548	$77,921

Cost of revenues	8,116	8,358	24,245	27,535

Gross profit	15,041	12,425	39,303	50,386

Operating expenses:
Selling, general and administrative	11,240	11,124	33,157	37,070
Research and development	5,047	6,317	15,953	19,675
Restructuring and other related charges	—	1,308	—	1,308
Total operating expenses	16,287	18,749	49,110	58,053

Operating loss	(1,246)	(6,324)	(9,807)	(7,667)

Other income (expense):
Interest income	259	459	989	1,540
Other	(306)	(123)	(626)	(621)
Other (expense) income, net	(47)	336	363	919

Loss before income taxes	(1,293)	(5,988)	(9,444)	(6,748)

Income tax expense (benefit)	224	(113)	246	68

Net loss	$(1,517)	$(5,875)	$(9,690)	$(6,816)

Basic and diluted loss per share	$(0.03)	$(0.12)	$(0.22)	$(0.14)

Weighted average basic and diluted shares outstanding	44,116	47,570	43,892	49,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities:
Net loss	$(9,690)	$(6,816)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation of property and equipment	2,287	2,093
Amortization (accretion) of marketable securities	10	(378)
Amortization of other intangibles	876	853
Stock-based compensation expense	3,919	3,600
Loss on disposal of property and equipment	95	114
Foreign exchange translation loss	212	311
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(476)	2,310
Inventories	67	(1,524)
Prepaid expenses and other assets	239	904
Accounts payable	1,491	107
Accrued expenses and other liabilities	1,204	(5,159)
Accrued restructuring	(1,431)	730
Deferred revenue	(178)	987
Cash used in operating activities	(1,375)	(1,868)
Cash flow from investing activities:
Purchases of property and equipment	(2,758)	(2,476)
Purchases of marketable securities	(5,320)	(23,580)
Proceeds from maturity of marketable securities	7,100	18,800
Cash acquired through acquisition of a business	—	42
Cash used in investing activities	(978)	(7,214)
Cash flow from financing activities:
Repayment of debt	—	(715)
Repurchase of common stock	—	(23,332)
Proceeds from issuance of common stock	117	1,451
Cash provided by (used in) financing activities	117	(22,596)
Effect of exchange rate changes on cash	59	198
Net decrease in cash and cash equivalents	(2,177)	(31,480)
Cash and cash equivalents, beginning of period	25,176	51,212
Cash and cash equivalents, end of period	$22,999	$19,732

Supplemental cash flow information:
Acquisition of Openera:
Fair value of assets acquired, net of cash acquired	$—	$11,435
Fair value of liabilities acquired	$—	$2,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”, “we” or “us”). The financial information included herein is unaudited. The consolidated balance sheet at December 31, 2006 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2006.

In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006. Certain disclosures related to reportable segments have been reclassified to conform to the current period’s presentation.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue from two sources: (i) sales of products, including hardware and software licenses; and (ii)services, including maintenance and support services, professional services and managed services. Maintenance and support services consist of on-site support, telephone and on-line support, and training. Professional services consist of multiple elements of hardware and/or software installation, configuration, integration and customization projects provided to customers. Managed services consist of supplying, outsourcing and/or maintaining systems for the benefit of customers. These systems may be Company or customer owned.

The Company sells its products and services through its direct sales force and through channel partners, which include resellers, distributors and system integrators. When the software is essential to the functionality of the hardware, the Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is considered probable. For all sales, the Company uses a binding contract, purchase order or another form of documented agreement as evidence of an arrangement with the customer or channel partner. Sales to the Company’s channel partners are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis. The Company considers delivery to occur when it ships the product, so long as title and risk of loss have passed to the customer. At the time of a transaction, the Company assesses whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If the Company determines the fee is not fixed or determinable, the Company recognizes revenue when the fee is fixed. The Company assesses if collection is probable based on a number of factors, including past transaction history and the creditworthiness of the customer. If the Company determines that collection is not probable, the Company does not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash or when payments become due.

For arrangements with customers that include acceptance provisions, the Company recognizes revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the contractual acceptance period. In accordance with SOP 97-2, in some circumstances the Company recognizes revenue on arrangements that contain certain acceptance provisions when it has historical experience that the acceptance provision is perfunctory.

When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, the Company allocates the entire sale price to each respective element based on vendor specific objective evidence (“VSOE”) of fair value for each element. When arrangements contain multiple elements and VSOE of fair value only exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method in accordance with the provisions of SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). The Company bases its determination of VSOE of fair value of the undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price the Company charges when the same element is sold separately, or the price established by management, who have the relevant authority to set prices for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, the Company defers revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

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

When selling to resellers and distributors, the Company defers revenue until collection is deemed probable. When revenue is deferred, if reliable reporting from the reseller or distributor exists, the Company will recognize revenue when the reseller or distributor sells the product to an end-user (“sell-through”). Where reliable reporting does not exist, revenue will be recognized upon the Company’s receipt of payment, or in limited circumstances, upon receipt of a letter of credit or similar arrangement.

Services revenue is primarily comprised of professional services, maintenance and support services, and managed services. Professional services consist of installation and commissioning services, integration services, training and hardware and/or software customization projects provided to customers. We recognize revenue from professional services as the services are performed.

Maintenance and support services, which are typically sold separately from products, consist of on-site support, telephone and on-line support and training. The Company defers maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognizes it ratably over the term of the maintenance contract, generally twelve months.

The Company provides managed services under long term arrangements, typically three to five years. The arrangements may contain provisions requiring customer acceptance of the set-up activities, which may include installation and implementation activities, prior to the commencement of the ongoing services arrangement. The Company recognizes services revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Accordingly, amounts are earned when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the customer; the amount of fees to be paid by the customer is fixed or determinable; and the collection of fees from the customer is reasonably assured.

When there are shipping and handling fees, the Company invoices customers for such fees. The Company recognizes the invoiced amounts as revenue and the related costs as costs of revenue.

Capitalization of Managed Services Costs

The Company capitalizes certain costs associated with the set-up activities of a managed services arrangement. These costs represent direct and incremental external costs or internal costs that are directly related to the set-up, enhancement or expansion of certain managed services offerings. The types of costs that may be capitalized include labor and related fringe benefits, subcontractor costs, consulting costs, travel costs, inventory costs and third party product costs. The Company begins to capitalize costs in the period when there is existence of an arrangement. Managed services may also require the procurement of equipment, internally developed software and consulting services related to system enhancements and expansions. These costs are also capitalized. The Company amortizes these capitalized costs upon acceptance or commercial launch of the initial set-up, enhancement or expansion over the expected relationship period or the expected economic useful life, as appropriate, using the straight-line method. Expenses incurred to maintain and sustain the service delivery after the initial setup, enhancement or expansion of a managed services arrangement are expensed as incurred. The Company evaluates the lives and realizability of the capitalized costs on a periodic basis or when events or circumstances indicate that its carrying amount may not be recoverable.

In the event indications exist that a managed services cost balance to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining expected term and compared to the unamortized managed services contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s fair value in the period such determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the financial model that was developed as part of the original proposal process and subsequent annual budgets.

C.   STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Stock-based Compensation

The following table presents stock-based compensation expense by the type of award and the effect of recording stock-based compensation expense in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Stock options	$433	$667	$1,605	$1,888
Restricted stock and options	794	689	2,296	1,608
Employee stock purchase plan	12	40	18	104
Total stock-based compensation	$1,239	$1,396	3,919	$3,600

Effect on loss per share
Increase in basic and fully diluted loss per share	$0.03	$0.03	$0.09	$0.07

Effect of stock-based compensation on income by line item:
Cost of revenues	$39	$22	127	72
Selling, general and administrative	1,131	1,306	3,462	3,300
Research and development	69	68	330	228
Total stock-based compensation expense	$1,239	$1,396	$3,919	$3,600

The Company estimates the fair value of each equity award (i.e. stock options, restricted stock and options, and stock related to the employee stock purchase plan) using the Black-Scholes pricing model. This valuation model uses the exercise price of the award and the following significant assumptions: the expected term of the award, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation method and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s equity awards on respective grant dates during the nine months ended September 30, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the nine months ended September 30, 2007 and 2006, using the Black-Scholes valuation model were:

Nine Months Ended September 30,
	2007	2006

Expected term (1)	3.3 to 4.2 years	3.25 to 3.5 years
Expected common stock price volatility (2)	64 to 71%	71 to 77%
Risk-free interest rate (3)	2.4 to 5.0%	4.3 to 5.3%
Expected annual dividend yield	—	—

(1)             The expected term of options granted during the nine months ended September 30, 2007 is determined based on our historical stock option exercise experience. The expected term for options granted during the nine months ended September 30, 2006 was estimated based on the midpoint between the vesting date and the end of the contractual term, known as the “simplified method” for estimating the expected term, as described by SAB No. 107.

(2)             The expected common stock price volatility for each grant is estimated based on an average of historical daily price changes of the Company’s common stock over the periods that match the expected term of the stock option.

(3)             The risk-free interest rate for each grant is based on the interest rates of zero coupon U.S. Treasury Notes in effect at the time of grant for a period equal to the expected term of the stock option.

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was also determined using the Black-Scholes valuation model. During the three and nine months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense based on an estimate of shares to be issued under the Company’s Employee Stock Purchase Plan in the fourth fiscal quarter of 2007 and 2006, respectively.

During the nine months ended September 30, 2007 and 2006, the Company granted options to purchase 772,250 and 1,731,830 shares, respectively, of its common stock with exercise prices equal to the fair market value of the Company’s common stock on the grant date. In connection with the acquisition of Openera Technologies, Inc., a Delaware corporation (“Openera”), the Company issued options to purchase 369,175 shares of its common stock with exercise prices less than fair market value of the Company’s common stock on the grant date. The exercise prices of such options ranged from $0.01 to $0.03 per share.

During the three and nine months ended September 30, 2007, the Company granted a restricted stock award to an employee to purchase 300,000 shares of its common stock at an exercise price of $0.01 per share.

At September 30, 2007, the aggregate intrinsic value of options outstanding and options exercisable were $0.6 million and $0.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 was $0.1 million.

At September 30, 2007, unrecognized compensation expense related to non-vested stock options was $1.4 million, which is expected to be recognized over a weighted average period of 0.9 years.

D.          LOSS PER SHARE

The following table provides the basic and diluted loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands except per share data)
Numerator:
Net loss	$(1,517)	$(5,875)	$(9,690)	$(6,816)

Denominator:
Weighted average basic shares outstanding	44,116	47,570	43,892	49,052

Unvested portion of restricted shares	—	—	—	—
Dilutive stock options	—	—	—	—

Weighted average diluted shares outstanding	44,116	47,570	43,892	49,052

Basic and diluted loss per share	$(0.03)	$(0.12)	$(0.22)	$(0.14)

All of the Company’s outstanding options to purchase common stock were anti-dilutive during the three months and nine months ended September 30, 2007 and 2006, due to the net loss position of the Company. At September 30, 2007 and 2006, the Company had options outstanding to purchase 7,477,901 and 7,967,292 shares of its common stock, respectively.

E.          ACQUISITIONS

Effective February 24, 2006 (the “effective date”), the Company acquired (the “acquisition”) Openera, with operations based primarily in Bangalore, India, for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and assumed liabilities of $2.8 million. Openera was allocated into the Mobile Applications division. The acquisition was accounted for as a purchase combination.

In connection with the acquisition of Openera, the Company issued 3,977,518 shares of its common stock to employee and non-employee stockholders of Openera, subject to certain restrictions. The shares vested 40% at the effective date of the acquisition, and 20% each at 12, 24 and 30 month intervals subsequent to the effective date. A total of 1,981,047 shares issued to employees are subject to their continued employment over the 30-month period following the effective date of the acquisition. These restricted shares have been excluded from the purchase price of the acquisition.

In addition, the Company granted options to purchase 369,175 shares of its common stock to certain employees of Openera. The options vested 40% at the effective date of the acquisition, and 20% each at 12, 24 and 30 month intervals subsequent to the effective date. Options to purchase 221,505 shares of the Company’s common stock are subject to the employees’ continued employment with the Company over the 30-month period following the acquisition. The value of the options have been excluded from the purchase price of the acquisition. The fair value of the options was estimated using the Black-Scholes valuation model.

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

F.          GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded goodwill and other intangible assets as a result of the acquisition of Openera. The following table sets forth the change in the carrying amount of goodwill for the nine months ended September 30, 2007, all of which is in our MA division:

(In thousands)
Goodwill at December 31, 2006	$5,469
Effect of foreign exchange	(38)
Goodwill at September 30, 2007	$5,431

Goodwill is not deductible for tax purposes.

The components of other intangible assets subject to amortization are as follows as of September 30, 2007:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In years)		(In thousands)

Core technology	1.8—4.8	$4,000	$(1,911)	$2,089
Customer relationships	6.8	1,000	(183)	817
Total		$5,000	$(2,094)	$2,906

The following table presents amortization expense of the intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Cost of revenues	$264	$335	$793	$783
Selling, general and administrative	28	30	83	70
Total amortization expense of other intangible assets	$292	$365	$876	$853

The following table summarizes the expected remaining amortization of other intangible assets as of September 30, 2007:

Expected Amortization Expense

Fiscal Year
(In thousands)
Remainder of 2007	$292
2008	1,044
2009	778
2010	522
2011	150
2012	120
$2,906

At September 30, 2007, the Company’s goodwill of $5.4 million and other intangible assets of $2.9 million were allocated to the Mobile Applications division.

G.          RESTRUCTURING AND OTHER RELATED CHARGES

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

In the fourth quarter of 2006, in order to further reduce operating costs, the Company eliminated 40 employee positions, which resulted in restructuring charges of $2.1 million. These charges primarily consisted of $1.9 million of severance-related costs. In the fourth quarter of 2006, the Company also entered into an agreement, to sublease to a third party, office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the “2006 sublease”). The Company exited this facility as of

December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, the Company updated its analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges the Company recognized in 2006 related to these actions were $2.3 million.

The following table sets forth activities related to restructuring and other actions taken in fiscal years 2001, 2002, 2003 and 2006:

	Employee Related	Facility Related	Total

Restructuring accrual balance at December 31, 2006	$791	$3,541	$4,332
Cash payments	(711)	(705)	(1,416)
Other adjustments	(80)	65	(15)
Restructuring accrual balance at September 30, 2007	$—	$2,901	$2,901

The facility related accrual is expected to be settled in cash over the next five years.

H.          BUSINESS AND CREDIT CONCENTRATION

At September 30, 2007, two customers represented 14% each, one customer represented 12% and one customer represented 10%, of the Company’s outstanding net accounts receivable. At December 31, 2006, one customer represented 17% of the Company’s outstanding net accounts receivable.

One customer represented 11% of the Company’s revenues for the three months ended September 30, 2007. One customer represented 10% of the Company’s revenues for the nine months ended September 30, 2007. There were no customers representing more than 10% of the Company’s revenues for the three months ended September 30, 2006. One customer represented 15% of the Company’s revenues for the nine months ended September 30, 2006.

I.   MARKETABLE SECURITIES

The Company’s investments in marketable securities are categorized as available-for-sale and are carried at fair value. The Company’s marketable securities consisted of the following:

	September 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In thousands )
Money market fund	$10,079	$—	$—	$10,079
Certificates of deposit	2,851	—	(1)	2,850
U.S. government and agency bonds	4,041	4	(1)	4,044
	$16,971	$4	$(2)	$16,973
Included in cash and cash equivalents	11,680	—	(1)	11,679
Marketable securities	$5,291	$4	$(1)	$5,294

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In thousands )
Money market fund	$5,268	$—	$—	$5,268
Certificates of deposit	2,000	—	—	2,000
U.S. government and agency bonds	12,060	3	—	12,063
	$19,328	$3	$—	$19,331
Included in cash and cash equivalents	12,247	2	—	12,249
Marketable securities	$7,081	$1	$—	$7,082

At September 30, 2007 and December 31, 2006, all marketable securities were due to mature within one year. There were no gross realized gains or losses from the sale of securities for the three and nine months ended September 30, 2007 and 2006.

J.  INVENTORIES

Inventories were comprised of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Raw materials	$3,137	$1,823
Work in process	—	127
Finished goods	2,460	7,373
Inventory at customer sites	1,167	1,309
	$6,764	$10,632
Write-down of inventory to lower of cost or market value	(3,183)	(6,983)
Total inventory	$3,581	$3,649

Inventory at customer sites represents products that have not yet been accepted by the customer. During the nine months ended September 30, 2007, the Company disposed of $3.6 million of inventory previously written down to zero market value. During the nine months ended September 30, 2007, the Company wrote-down $0.2 million of inventory to lower of cost or market value.

K. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s reportable segments consist of the Communication Platforms (“CP”), Mobile Applications (“MA”) and the Network Infrastructure (“NI”) divisions. Effective July 2, 2007, the Company reorganized its previously reported Technology and Mobile Applications segment into two separate business divisions: CP and MA. The CP division focuses on enabling technology products for communications solution providers, such as network equipment providers and application developers, and next generation voice and video applications. The MA division focuses on delivering mobile applications and related services, including the recently introduced managed services offerings, to mobile operators. The change in organization is the result of the Company’s efforts to organize product development, sales, services and marketing teams to better align to serve these distinct markets. The Company’s NI division remains unchanged and continues to focus on solutions for the radio access network (“RAN”) portion of mobile operators’ infrastructure. Corporate and unallocated costs include corporate marketing, and general and administrative functions of the Company.

Effective January 1, 2007 through July 1, 2007, the Company consolidated two of its reportable segments (Platforms and Mobile Applications) into the Technology and Mobile Applications segment and re-organized its business primarily according to functional business area. Prior to this date, the Company had been organized into three business units. Accordingly, prior period amounts have been reclassified to conform to current period presentation.

As of September 30, 2007, the Company had operations established in 12 countries outside the United States. Its products are sold throughout the world via the Company’s direct sales force and its channel partners. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table includes information about the Company’s reportable segments and geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2007	2006	2007	2006
Revenues
Communication Platforms	$17,713	$17,597	$50,818	$68,558
Mobile Applications	3,460	2,199	8,956	6,513
Network Infrastructure	1,984	987	3,774	2,850
Total revenues	$23,157	$20,783	$63,548	$77,921

Operating (loss) income
Communication Platforms	$5,520	$5,675	$13,003	$25,919
Mobile Applications	(3,243)	(3,323)	(10,929)	(9,589)
Network Infrastructure	(339)	(2,594)	(2,366)	(6,568)
Corporate and unallocated costs	(3,184)	(6,082)	(9,515)	(17,429)
Total operating loss	$(1,246)	$(6,324)	$(9,807)	$(7,667)

Revenues by geographic area
Americas	$11,092	$8,867	$24,213	$30,900
Europe, Middle East and Africa	5,149	6,693	18,582	22,276
Asia	6,916	5,223	20,753	24,745
Total revenues	$23,157	$20,783	$63,548	$77,921

The following table includes information about the Company’s long-lived assets by reportable segment and by geographic region as of:

	September 30, 2007	December 31, 2006

	(In thousands )
Long-lived assets
Communication Platforms	$697	$882
Mobile Applications	9,415	9,691
Network Infrastructure	167	379
Corporate and unallocated assets	5,106	4,924
Total long-lived assets	$15,385	$15,876

Long-lived assets by geographic area
Americas	$6,183	$5,585
Europe, Middle East and Africa	408	709
Asia	457	331
Total long-lived assets	$7,048	$6,625

L. COMPREHENSIVE LOSS

The following table presents the Company’s comprehensive loss for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net loss	$(1,517)	$(5,875)	$(9,690)	$(6,816)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	273	140	345	488
Net change in unrealized loss on marketable securities	1	25	(1)	13
Comprehensive loss	$(1,243)	$(5,710)	$(9,346)	$(6,315)

M. INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken on or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company had no adjustments to retained earnings as a result of the implementation of FIN 48. All of the Company’s deferred tax assets have a full valuation allowance recorded against them as their realization does not meet the “more likely than not” criteria under SFAS No. 109 based on the Company’s current financial status.  As of September 30, 2007 and December 31, 2006, the Company had recorded approximately $0.7 million and $0.5 million of reserves related to uncertain tax positions, respectively, all of which will impact the Company’s effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this Form 10-Q, an estimate of the range of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying condensed consolidated statements of operations. At September 30, 2007, the Company had approximately $116,000 of accrued interest expense related to uncertain tax positions, of which $20,000 and $41,000 was recognized in the three and nine months ended September 30, 2007, respectively.

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

As of October 19, 2007, the Company has reached a tentative settlement with the French tax authorities related to audits for the tax years 2003 through 2004. This settlement is subject to final calculation of the Company’s liability, the Company’s acceptance of the calculation and formal approval of the settlement by the French tax authorities. Since this settlement is consistent with the Company’s expectations as of September 30, 2007, the Company recorded income tax expense and FIN 48 liability of $170,000 as of September 30, 2007. Any significant changes to the Company’s current expectations could result in a change to income tax expense and associated FIN 48 liability in the future. As part of the tentative settlement, the Company would also adjust its gross French net operating loss carryforward from approximately $6.3 million to approximately $1.6 million as of December 31, 2006. These net operating loss carryforwards had a full valuation allowance against them at December 31, 2006. Based upon the tentative settlement there would be no impact to net income, accumulated deficit or net deferred taxes in any historic periods.

For U.S. federal income tax purposes, the Company has net operating loss carryforwards available to reduce taxable income of approximately $176.2 million at December 31, 2006. Of this amount, $21.1 million relates to deductions from the exercise of stock options of which approximately $1.5 million is tracked separately and not included in the Company’s deferred tax asset (in accordance with SFAS No. 123R, Share-Based Payment, (“SFAS 123R”)). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provisions of the Internal Revenue Code Section 382, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2007 if unutilized. The Company also had foreign net operating loss carryforwards of approximately $28.4 million. As of December 31, 2006, the Company had approximately $6.4 million of tax credits in the U.S. that were comprised of federal research and development credits and state and local credits, which begin to expire in 2007 if unutilized. In addition, the Company has Canadian investment tax credits of approximately $4.4 million, which begin to expire in 2014.

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

No provision for United States federal income taxes was provided on permanently reinvested undistributed earnings for certain non-U.S. subsidiaries of approximately $3.2 million as of December 31, 2006. The Company will reinvest these earnings indefinitely in its operations outside the United States. The Company has deemed it impracticable to determine the amount of tax payable if any monies were to be returned to the Company in the United States.

N.  EQUITY

Employees of the Company, including certain executive officers, exercised options to purchase 109,355 shares of the Company’s common stock under the Company’s various employee stock option plans, and exercised 47,252 shares of the Company’s common stock under the Purchase Plan, during the nine-month period ended September 30, 2007. Cash proceeds provided from the issuance of common stock related to the employee stock option exercises and purchases were approximately $0.1 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company issued 156,607 treasury shares in conjunction with the exercise of stock options and stock purchases under the Company’s stock incentive plans.

O.  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its corporate headquarters office facilities under non-cancelable operating leases extending to May 31, 2012. The Company occupies other facilities, which serve as sales offices throughout North America, Europe and Asia, under leases that expire at various dates through March 30, 2015.

Litigation

The Company is party to various legal proceedings in the normal course of its business. However, the Company has no legal proceedings currently pending that are expected to be material to its business, results of operations, financial condition or cash flow.

Purchase Commitments

The Company has a purchase agreement with one of its manufacturers, Plexus Services Corporation (“Plexus”), that requires Plexus to turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At September 30, 2007, the Company had met the eight turn goal. As such, the Company does not have any contractual obligations related to a commitment with Plexus at September 30, 2007. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. The Company has no such arrangements with its other third-party manufacturers.

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

Changes in the aggregate warranty liability during the nine months ended September 30, 2007 and 2006 were as follows:

	Nine months ended September 30,
	2007	2006
	(In thousands)
Beginning balance	$285	$370
Provisions for warranty	68	45
Expenditures	(100)	(100)
Ending balance	$253	$315

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

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q and in future filings by us with the SEC, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness or decline in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors, a failure to, or a delay in effectively integrating businesses we acquire with our business, and other risks. These and other risks are detailed from time to time in our filings with the SEC, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006. We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We operate in the large and rapidly evolving telecommunications industry. Our products include system building blocks, media processing, signaling and service delivery systems, personalized mobile communications applications, voice quality systems and a wireless backhaul optimizer. We sell our products through channel partners, distributors, system integrators and directly to end customers. We have established businesses in North and South America (the “Americas”), Europe, the Middle East, Africa (“EMEA”) and Asia. The majority of our products are manufactured by third party manufacturers. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, next generation voice and video applications, network infrastructure efficiencies and emerging IP-based services, including VoIP.

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

Effective July 2, 2007, we reorganized our previously reported Technology and Mobile Applications segment into two separate business divisions: CP and MA. The CP division focuses on enabling technology products for communications solution providers, such as network equipment providers and application developers and next generation voice and video applications. The MA division focuses on delivering mobile applications and related services, including the recently introduced managed services offerings, to mobile operators. The change in organization is the result of our efforts to organize product development, sales, services and marketing teams to better align to serve these distinct markets. Our NI division remains unchanged and continues to focus on solutions for the RAN portion of mobile operators’ infrastructure. Corporate and unallocated costs include corporate marketing, general and administrative functions of the Company.

Effective January 1, 2007 through July 1, 2007, we consolidated two of our reportable segments (Platforms and Mobile Applications) into the Technology and Mobile Applications segment and re-organized our business primarily according to functional business area. Prior to this date, we were organized into three business units, which constituted our reportable segments. Accordingly, prior period amounts have been reclassified to conform to current period presentation.

During the three and nine months ended September 30, 2007, we incurred a net loss. During the three months ended September 30, 2007, our net loss was reduced to $1.5 million from $5.9 million in the comparative period in the prior year primarily due to year over year revenue growth in all of our divisions and cost savings realized from our 2006 restructuring activities.  We recorded stock-based compensation expense of $1.2 million and $1.4 million during the three months ended September 30, 2007 and 2006, respectively. As part of this amount, during the three months ended September 30, 2007 and 2006, we recorded $0.7 million and $0.7 million, respectively, of stock-based compensation expense as a result of the 2006 acquisition of Openera, as vesting of certain awards given to former employees of Openera is subject to continued employment at the Company. During the nine months ended September 30, 2007 and 2006, we recorded stock-based compensation expense of $3.9 million and $3.6 million, respectively. As part of this amount, during the nine months ended September 30, 2007 and 2006, we recorded $2.2 million and $1.6 million, respectively, of stock-based compensation expense as a result of the 2006 acquisition of Openera, as vesting of certain awards given to former employees of Openera is subject to continued employment at the Company.

During the nine months ended September 30, 2007, we utilized $1.4 million of cash to support operations. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. As of September 30, 2007, we had $28.3 million in cash, cash equivalents and marketable securities. We believe the Company has sufficient cash available to execute on its business objectives for at least the next twelve months.

We expect the year ended December 31, 2007 revenues to be lower than 2006 revenues, primarily due to a significant decrease in voice quality product sales in the first half of 2007, as compared to the first half of 2006, and weakness in CP sales in the first half of 2007 as compared to the first half of 2006. Growth in other product offerings, particularly our mobile applications, including the MyCaller Ringback solution, is expected to continue to offset a portion of the anticipated decline in voice quality product demand.

Critical Accounting Policies and Estimates

The following information updates, and should be read in conjunction with, the information disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2006.

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, see also our discussion under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition

We derive revenues from two sources: (i) sales of products, including hardware and software licenses, and (ii) services, including maintenance and support services, professional services and managed services. Maintenance and support services consist of on-site support, telephone and online support, and training. Professional services consist of multiple elements of hardware and/or software installation, configuration, integration and customization projects provided to customers. Managed services consist of supplying, outsourcing and/or maintaining systems for the benefit of customers. These systems may be Company or customer owned.

We sell our products and services through our direct sales force and through channel partners, which include resellers, distributors and systems integrators. When the software is essential to the functionality of the hardware, we recognize revenue in accordance with the provisions of SOP 97-2, and related interpretations. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is considered probable. For all sales, we use a binding contract, purchase order or another form of documented agreement as evidence of an arrangement with the customer or channel partner. Sales to our channel partners are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis. We consider delivery to occur when we ship the product, so long as title and risk of loss have passed to the customer. At the time of a transaction, we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If we determine the fee is not fixed or determinable, we recognize revenue when the fee is fixed. We assess if collection is probable based on a number of factors, including past transaction history and the creditworthiness of the customer. If we determine that collection is not probable, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash or when payments become due.

For arrangements with customers that include acceptance provisions, we recognize revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. In accordance with SOP 97-2, in some circumstances we recognize revenue on arrangements that contain certain acceptance provisions when it has historical experience that the acceptance provision is perfunctory.

When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, we allocate the entire sale price to each respective element based on VSOE of fair value for each element. When arrangements contain multiple elements and VSOE of fair value exists only for all undelivered elements, we recognize revenue for the delivered elements using the residual method in accordance with the provisions of SOP 98-9. We base our determination of VSOE of fair value of the undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price we charge when the same element is sold separately or the price established by management, who have the relevant authority to set prices, for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists or all elements have been delivered.

We reduce revenue by provisions for estimated sales returns associated with rights offered to a limited number of channel partners. These rights allow the channel partner to exchange a percentage of its inventory based on the volume of its prior purchases. We provide for these return rights each quarter in an amount equal to estimated returns. On a quarterly basis, we review our estimates and compare to our actual returns experience. Our actual results have been in line with our expectations. An increase in our allowance for sales returns would reduce our revenue in the period for which the increase is recorded.

We evaluate our revenue recognition policies based on the specific facts and circumstances related to each of our channel partners. When selling to resellers and distributors, we generally do not recognize revenue upon shipment, unless a credit history has been established, since many of these customers are thinly capitalized and their ability to pay is, in substance, contingent upon their resale of our product. In these cases, we defer revenue until collection is deemed probable. When revenue is deferred, if reliable reporting from the reseller or distributor exists, we will recognize revenue when the reseller or distributor sells the product to an end-user (“sell through”). When reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances upon receipt of a letter of credit or similar arrangement. We further monitor the payment history of our resellers and distributors and overall days sales outstanding. We believe this revenue recognition policy minimizes the risk that product is shipped in excess of end-user demand and allows us to reasonably and reliably estimate product returns.

Services revenue is primarily comprised of professional services, maintenance and support services, and managed services. Professional services consist of installation and commissioning services, integration services, training and hardware and/or software customization projects provided to customers. We recognize revenue from professional services as the services are performed.

Maintenance and support services, which are typically sold separately from products, consist of on-site support, telephone and on-line support and training. We defer maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months.

We provide managed services under long term arrangements, typically three to five years. The arrangements may contain provisions requiring customer acceptance of the set-up activities, which may include installation and implementation activities, prior to the commencement of the ongoing services arrangement. We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Accordingly, amounts are earned when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the customer; the amount of fees to be paid by the customer is fixed or determinable; and the collection of fees from the customer is reasonably assured.

When there are shipping and handling fees, we invoice customers for such fees. We recognize the invoiced amounts as revenue and the related costs are recognized as a cost of revenue.

Capitalized Managed Services Costs

We capitalize certain costs associated with the set-up activities of a managed services arrangement. These costs represent direct and incremental external or internal costs that are directly related to the set-up, enhancement or expansion of certain managed services offerings. The types of costs that may be capitalized include labor and related fringe benefits, subcontractor costs, consulting costs, travel costs, inventory costs and third party product costs. We begin to capitalize costs in the period when there is existence of an arrangement. Managed services may also require the procurement of equipment, internally developed software and consulting services related to system enhancements and expansions. These costs are also capitalized. We amortize these capitalized costs upon acceptance or commercial launch of the initial set-up, enhancement or expansion of the service over the expected relationship period or the expected economic useful life, as appropriate, using the straight-line method. Expenses incurred to maintain and sustain the service delivery after the initial setup of a managed services arrangement are expensed as incurred. We evaluate the lives and realizability of the capitalized costs on a periodic basis or as needed.

In the event indications exist that a managed services cost balance to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the unamortized managed services contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s fair value in the period such determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the financial model that was developed as part of the original proposal process and subsequent annual budgets.

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

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $144.5 million as of December 31, 2006 due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carry forwards. We establish valuation allowances based on historical levels of profitability as well as our estimates of future taxable income by jurisdiction in which we operate, and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

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

Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. There was not a material impact on our financial statements as a result of the implementation of FIN 48. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this Form 10-Q, an estimate of the range of reasonably possible outcomes cannot be made. We recognize interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. CP revenues consist of sales of our systems building block products and services and video products and services as well as voice quality enhancement and echo cancellation products, systems and services. MA revenues consist of sales of our MyCaller products and related services. NI revenues consist of sales of our wireless backhaul optimizer product, AccessGate, and related services.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007		2006			2007		2006
(Dollars in millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
CP	$17.7	76.5%	$17.6	84.7%	0.7%	$50.8	80.0%	$68.6	88.0%	(25.9)%
MA	3.5	14.9	2.2	10.6	57.3%	9.0	14.1	6.5	8.4	37.5%
NI	2.0	8.6	1.0	4.7	101.0%	3.8	5.9	2.8	3.6	32.4%
Total revenues	$23.2	100.0%	$20.8	100.0%	11.4%	$63.6	100.0%	$77.9	100.0%	(18.4)%

We experienced a slight increase in CP revenues in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The increase in CP sales was primarily due to increases in revenues derived from the Asia and Americas markets of our platforms products. We experienced a decrease in CP revenue in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The decrease of our CP sales was due primarily to the significant decrease of sales of our voice quality products in the first and second quarters of 2007 compared to the first and second quarters of 2006, based primarily on deployments of our products in the 3G network of a major Japanese operator that concluded in the second quarter of 2006. Sales to this customer were made through a reseller agreement with Lucent Technologies Inc. (“Lucent”), which expired on December 31, 2006.

We experienced strong growth in MA revenues during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, as a result of increased demand for our MyCaller product. This increase was due to expansion orders from existing customers, as our customers experience growth in subscribers, and additional new customers. We continue to see growth in this area through new and existing operator deployments around the world. In the remainder of 2007, we will continue to focus sales efforts on both new and existing customers. We recently introduced a managed services offering, for which we have not yet recorded revenue due to its recent introduction in the market place. However, we will continue to market the managed services offering and we expect it to become an increasingly important component of our revenue in 2008 and beyond.

We experienced an increase in NI revenues during the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, primarily due to our new revenue from a channel partner serving the Latin American region. In the fourth quarter of 2007, we will continue to focus sales efforts on emerging markets and have signed agreements with channel partners to assist with the execution of our strategy.

We experienced a 27% decrease in services revenue during the three months ended September 30, 2007 to $1.6 million from $2.2 million during the three months ended September 30, 2006. We also experienced a 31% decrease in services revenue during the nine months ended September 30, 2007 of $4.7 million from $6.7 million during the nine months ended September 30, 2006. The decrease is a result of a decrease in service and consulting contracts in 2007 associated with our voice quality and MA product, MyCaller. As noted above, we recently introduced managed services offerings associated with the MyCaller product, which we will continue to market in 2007 and 2008.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007		2006			2007		2006
(Dollars in millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Americas	$11.1	47.9%	$8.9	42.7%	25.1%	$24.2	38.1%	$30.9	39.7%	(21.6)%
Europe, Middle East and Africa	5.2	22.2	6.7	32.2	(23.1)%	18.7	29.2	22.3	28.5	(16.6)%
Asia	6.9	29.9	5.2	25.1	32.4%	20.7	32.7	24.7	31.8	(16.1)%
Total Revenues	$23.2	100.0%	$20.8	100.0%	11.4%	$63.6	100.0%	$77.9	100.0%	(18.4)%

Revenues derived from the Americas market increased during the three months ended September 30, 2007, when compared to the three months ended September 30, 2006, due to an increase in demand for our platform products. During the nine months ended September 30, 2007, revenues derived from the Americas market experienced a decrease in revenues as compared to the nine months ended September 30, 2006, primarily due to an unusually large $3.2 million sale of an end-of-life product during the nine months ended September 30, 2006, coupled with a decrease in demand for platform products. We experienced a decrease in the revenues from the EMEA market due to the decrease in demand for our CP products. Revenues derived from the Asia market increased during the three months ended September 30, 2007, when compared to the three months ended September 30, 2006 due to an increase in sales of our MyCaller product and our OpenAccess products. Revenues attributable to the Asia market declined during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, as a Japanese mobile operator completed its deployment of our voice quality products in its 3G network in 2006, offset by growth in sales of our MyCaller product.

Gross Profit and Cost of Revenues

Cost of revenues consist primarily of product costs, cost of services provided to our customers and overhead associated with fulfillment operations. The Company’s manufacturing process is outsourced to contract manufacturers. The amortization of certain acquired intangible assets and stock-based compensation expense are also included in cost of revenues.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007		2006			2007		2006
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Revenues	$23.2	100.0%	$20.8	100.0%	11.4%	$63.6	100.0%	$77.9	100.0%	(18.4)%
Cost of revenues	8.1	35.0	8.4	40.2	(2.9)%	24.3	38.2	27.5	35.3	(11.9)%
Gross profit	$15.1	65.0%	$12.4	59.8%	21.1%	$39.3	61.8%	$50.4	64.7%	(22.0)%

We experienced an increase in gross profit margin in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, driven primarily by a shift in customer mix whose sales generated higher margins.  We experienced a decrease in gross profit margin in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily due to a decrease in quarterly sales of our CP products, which typically carry higher product margins than our other products. This decrease was also a result of increased costs associated with investments in our professional and technical services delivery capabilities, primarily in support of the MA division. During the three and nine months ended September 30, 2007, we recognized $0.3 million and $0.8 million, respectively, of amortization expense related to the core technology acquired in connection with the Openera acquisition compared to $0.3 million and $0.8 million of amortization expense during the three and nine months ended September 30, 2006, respectively.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007		2006			2007		2006
(Dollars in millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Selling, general and administrative expenses	$11.2	48.5%	$11.1	53.5%	1.0%	$33.1	52.2%	$37.1	47.6%	(10.6)%

Selling, general and administrative expenses increased slightly during the three month period ended September 30, 2007, compared to the three month period ended September 30, 2006. The increase was primarily due to an increase in commissions and other incentive compensation expenses related to increased revenues offset by a decrease in compensation expense related to staffing reductions from the restructuring actions taken in the second half of 2006.  Additionally, there was a $0.7 million reversal of bonus expense included in selling, general and administrative expenses during the three months ended September 30, 2006. When considering this one-time adjustment in the third quarter of 2006, selling, general and administrative expense decreased 5% as compared to the three months ended September 30, 2007. Selling, general and administrative expenses decreased during the nine month period ended September 30, 2007, compared to the nine month period ended September 30, 2006. The decrease was primarily related to staffing reductions from the restructuring actions taken in the second half of 2006.We expect quarterly selling, general and administrative spending to increase from the three months ended September 30, 2007 throughout the remainder of 2007.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses, stock-based compensation, prototype and other discretionary fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007		2006			2007		2006
(Dollars in millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Research and development expenses	$5.0	21.8%	$6.3	30.4%	(20.1)%	$15.9	25.1%	$19.7	25.3%	(18.9)%

Our research and development spending decreased during the three and nine month periods ended September 30, 2007 in comparison to the three and nine month periods ended September 30, 2006. This decrease was primarily attributable to a decrease in personnel and related costs as a result of the restructuring actions taken in the second half of 2006. Our research and development activities are primarily focused on opportunities relating to mobile applications, radio access networks and IP-based services, including VoIP. Our research and development spending is currently directed to enhance our existing board and software families, next generation board and related software offerings incorporating for example, video capabilities, our Vision media servers and signaling gateways, and our MyCaller product family. In the remainder of 2007, we expect fourth quarter research and development spending to increase, as we expect to continue to invest in existing and new products.

Restructuring and Other Related Charges

During the second half of 2006, in order to reduce facility and labor costs and optimize the Company’s product development activities, the Company eliminated 17 employee positions and ceased using its Red Bank, NJ facility, which resulted in the recording of restructuring and other related charges of $1.3 million. We expect to realize annual costs savings of approximately $2.6 million, which consists of $2.1 of personnel related costs and $0.5 million of reduced facility related costs. The following table illustrates the components of the restructuring and other related charges incurred during the three and nine months ended September 30, 2006. There were no restructuring charges in 2007.

Three and Nine Months Ended September 30,
2006
(In millions)
Involuntary severance related costs	$0.8
Facility related costs	0.4
Write-down of fixed assets	0.1
Total restructuring and other related charges	$1.3

Other Income, Net

Other income, net consists primarily of interest income, interest expense and foreign currency translation gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Interest income	$0.2	$0.4	$0.9	$1.5
Other	(0.3)	(0.1)	(0.6)	(0.6)
Other income, net	$(0.1)	$0.3	$0.3	$0.9

The decrease in interest income for the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2006, is attributable to a $4.0 million decrease in our cash, cash equivalents and marketable securities. Included in other expense, net in the three months ended September 30, 2007, is a $0.3 million loss related to foreign currency translation. Included in other expense, net in the nine months ended September 30, 2007, is a $0.6 million loss related to foreign currency translation, of which $0.2 million of the expense is related to the remeasurement of our intercompany debt.

Income Tax Expense (Benefit)

Effective January 1, 2007, we adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Income tax (benefit) expense for the three months ended September 30, 2007 and 2006 was $224,000 and $(113,000), respectively. Income tax expense for the nine months ended September 30, 2007 and 2006 was $246,000 and $68,000, respectively. Income tax expense is primarily due to foreign income taxes incurred by foreign subsidiaries and an increase to our reserves for uncertain tax positions, as discussed below. This income tax expense is partially offset by tax credits earned related to our research and development activities performed at our Canadian facility.

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

As of October 19, 2007, we have reached a tentative settlement with the French tax authorities related to audits for the tax years 2003 through 2004. This settlement is subject to final calculation of our liability, our acceptance of the calculation and formal approval of the settlement by the French tax authorities. Since this settlement is consistent with the our expectations as of September 30, 2007, we recorded income tax expense and FIN 48 liability of $170,000 as of September 30, 2007. Any significant changes to our current expectations could result in a change to our income tax expense and associated FIN 48 liability in the future. As part of the tentative settlement, we would also adjust our gross French net operating loss carryforward from approximately $6.3 million to approximately $1.6 million as of December 31, 2006. These net operating loss carryforwards had a full valuation allowance against them at December 31, 2006. Based upon the tentative settlement there would be no impact to our net income, accumulated deficit or net deferred taxes in any historic periods.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $176.2 million at December 31, 2006. Of this amount $21.1 million relates to deductions from the exercise of stock options of which approximately $1.5 million is tracked separately and not included in our deferred tax asset (in accordance with SFAS 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provision of the Internal Revenue Code Section 382, certain changes in our ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2007 if unutilized. We also had foreign net operating loss carryforwards of approximately $28.4 million. As of December 31, 2006, we had approximately $6.4 million of tax credits in the U.S. that are composed of federal research and development credits and state and local credits. These credits will begin to expire in 2007 if unutilized. In addition, we had Canadian investment tax credits of approximately $4.4 million. These credits begin to expire in 2014 if unutilized.

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(In millions)	2007	2006
Cash, cash equivalents and marketable securities	$28.3	$32.3
Working capital	$30.7	$35.8

As of September 30, 2007, our liquid assets included cash, cash equivalents and marketable securities of $28.3 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures, share repurchases and potential acquisitions. As of September 30, 2007, we had no significant capital spending or purchase commitments other than facility leases and purchase orders in the ordinary course of business.

We believe that our available liquid assets and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months. Material risks to cash flow from operations include delayed cash receipts accompanying sales of our products and services. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of revenue we will be able to achieve in the future, the successful introduction of new products and services in the market and potential acquisitions of related businesses and/or technologies. Long-term cash requirements other than normal operating expenses are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses or technologies complementary to our business. We may require additional external financing through the sales of additional equity or other financing vehicles. There is no assurance that such financing can be obtained on favorable terms, if at all.

Cash Flow:

Sources and uses of cash for the year to date periods are summarized in the table below. Sources and uses of our liquid assets are shown in detail in the statement of cash flows of our financial statements.

	For the nine months ended September 30,
(In millions)	2007	2006
Net cash (used in) provided by:
Operating activities	$(1.4)	$(1.9)
Investing activities	$(1.0)	$(7.2)
Financing activities	$0.1	$(22.6)

The principal driver in the change in cash flows used in operations is net income (loss) adjusted by certain non-cash items such as amortization and stock-based compensation. Net loss increased $2.9 million from net loss of $6.8 million for the nine months ended September 30, 2006 to a net loss of $9.7 million for the nine months ended September 30, 2007. Amortization and stock-based compensation, a non-cash item used to reconcile cash flows to net loss, was $0.3 million greater in the nine months ended September30, 2007, in comparison to the nine months ended September 30, 2007, as a result of the acquisition of Openera in February 2006.

Our cash flows from operating activities are also affected by changes in our operating assets and liabilities. We improved our days sales outstanding (“DSO”) from 66 days as of September 30, 2006 to 53 days as of September 30, 2007. DSO is significantly affected by the timing of customer shipments and invoicing. For most of our products, we invoice at the time of shipment. For other of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represents inventory in the channel, systems shipped to customers from which we are awaiting acceptance, and maintenance and support services billed and managed services where revenue is not yet recognized. As MyCaller product and services revenues are expected to become a larger proportion of overall revenues, accounts receivable may increase and negatively affect cash flows accordingly. During the nine months ended September 30, 2007, cash flows used in accounts receivable and deferred revenue activity were $(0.5) million and $(0.2) million, respectively. We experienced improved cash collections during the three months ended September 30, 2007. These balances may vary based on timing of invoicing, cash receipts and timing of revenue recognition. During the nine months ended September 30, 2007, we utilized cash aggregating $1.4 million related to the restructuring activities taken in the second half of 2006.

Our cash flows provided by investing activities are primarily driven by purchases of fixed assets and purchases and maturities of our marketable securities. Certain marketable securities matured in the first half of 2007, providing $7.1 million. In addition we purchased $5.3 million in short term securities in the second and third quarters of 2007, which is significantly less than in 2006 due to a change in investment mix and reduction in cash balances.

In connection with the acquisition of Openera in February 2006, we acquired debt of $0.7 which was repaid in the first quarter of 2006. In the second and third quarters of 2006, we repurchased $23.3 million of our common stock. We concluded repurchase activity of our common stock in 2006. Common stock is issued in connection with our various employee stock incentive plans.

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

Contractual Obligations

	Remaining Payments Due by Period
	(In thousands)
Contractual Obligations	2007	2008	2009	2010	2011	2012	Thereafter	Total
Property and equipment leases	$1,142	$3,896	$3,465	$3,170	$3,257	$1,461	$833	$17,224
Open purchase orders	7,631	—	—	—	—	—	—	7,631
Total contractual obligations	$8,773	$3,896	$3,465	$3,170	$3,257	$1,461	$833	$24,855

Property and equipment operating lease contractual obligations do not include estimated sublease income of $2.2 million, which is expected to be received over the next five years. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to components, software licenses and services and equipment maintenance services. The amounts are based on our contractual commitments.

Our agreement with one of our manufacturers, Plexus, requires Plexus to turn NMS-related inventory at least eight times per year. If this condition is not met, we must purchase enough inventory to bring Plexus up to eight turns. At September 30, 2007, we satisfied the eight turn goal. As such, we have not included any amounts in the table of contractual obligations related to our commitment with Plexus at September 30, 2007. We can only ascribe value to such commitment when we have not met the condition as determined at a specific point in time, based on facts and circumstances. We have no such arrangements with our other third-party contract manufacturer.

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

Our financial instruments include cash, accounts receivable, marketable securities, and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at September 30, 2007 and December 31, 2006. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity. There was no debt outstanding either as of September 30, 2007 or as of December 31, 2006.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NMS Communications Corporation

Dated: November 9, 2007	By:	/S/ ROBERT P. SCHECHTER
Robert P. Schechter
President and Chief Executive Officer
and Chairman of the Board of Directors

Dated: November 9, 2007	By:	/S/ HERBERT SHUMWAY
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