Form 10-K
period 2007-12-31
NMS COMMUNICATIONS CORP
filed 2008-04-01
CIK 915866

Use these links to rapidly review the document
NMS COMMUNICATIONS CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-23282

NMS COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2814586 (I.R.S. Employer Identification No.)
100 Crossing Boulevard Framingham, MA (Address of principal executive offices)	01702 (Zip Code)
Registrant's telephone number, including area code: (508) 271-1000

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $78.4 million based on last reported sale price of the common stock on the NASDAQ Global Market System on June 29, 2007.

         The number of shares outstanding of each of the registrant's Common Stock, par value $0.01 per share, as of March 24, 2008: 45,733,730 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement on Schedule 14-A to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2007 relating to the 2008 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Form 10-K.

NMS COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. If any of the following risks and uncertainties actually occur, our business, financial condition and operating results would likely suffer. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would," "intends," "estimates," "predicts," "potential," "continue" and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause actual results to differ from the forward-looking statements include, but are not limited to, those discussed in Item 1A. "Risk Factors" below, as well as other risks and uncertainties referenced in this annual report on Form 10-K. We do not assume any obligations to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results.

        NMS Communications, LiveWire Mobile, and MyCaller are registered trademarks of NMS Communications Corporation. OpenAccess is a trademark of NMS Communications Corporations. NMS is a brand name of NMS Communications Corporation. All other brand names or trademarks appearing in this annual report Form 10-K are the property of their respective holders.

        References in this Form 10-K to the "Company," the "registrant," "we," "our" and "us" refer to NMS Communications Corporation and its subsidiaries.

Overview

        We are a leading provider of applications and platforms for value-added services in wireless and wireline communications. We are comprised of two main operating divisions: NMS Communications (formerly Communications Platforms) and LiveWire Mobile (formerly Mobile Applications). A third operating division, Network Infrastructure ("NI"), was sold to Verso Technologies, Inc., a Minnesota Corporation ("Verso"), on December 21, 2007. The NI division focused on solutions for the RAN portion of mobile operators' infrastructure. In accordance with Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the operating results of the NI division have been reclassified as a discontinued operation in the consolidated statement of operations and related disclosures included in the notes to the consolidated financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K for all periods presented. Our description of the business focuses on continuing operations.

        In January 2008, we formed a wholly-owned subsidiary, LiveWire Mobile, Inc. ("LiveWire Mobile"), a Delaware Corporation. In conjunction with creating LiveWire Mobile, we intend to contribute or license the personnel, assets, liabilities and intellectual property rights of our LiveWire Mobile division. On March 17, 2008, LiveWire Mobile acquired Groove Mobile, Inc. ("Groove Mobile") for cash consideration of $14.5 million. Groove Mobile, whose operations are based in Bedford, Massachusetts, is a provider of mobile music solutions. The Company believes the acquisition will enable LiveWire Mobile to expand its ability to offer a portfolio of managed services, including ringback tones, ringtones and full track music and video downloads delivered though an integrated storefront.

  NMS Communications Division

        Our NMS Communications division is a leading provider of embedded technology and platforms that enable the rapid creation and deployment of a broad range of value-added services for mobile and converged networks, ranging from voice mail and interactive voice response solutions, to video portals and mobile TV, and multi-media messaging systems. Our customers include major network equipment providers, application developers and systems integrators. For over 20 years, our customers have been deploying systems based on our products in wireless and wireline networks and enterprises around the world. Our key value proposition is helping our partners get to market quickly with innovative mobile voice, video and data services.

        We sell our products worldwide through our direct sales force as well as through channel partners. Our customers and channel partners include leading telecommunications operators, network equipment providers and application providers such as, Ericsson AB, Nokia-Siemens Networks, Avaya, Inc., Alcatel-Lucent, Comverse Technology, Inc., Huawei Technologies Co., Ltd., OnMobile Global Limited, and Intervoice, Inc., as well as smaller regional value-added resellers.

  LiveWire Mobile Division

        Our LiveWire Mobile division is a leading global provider of personalization services for mobile network operators. These services allow subscribers to use music, audio and video content to personalize their mobile service by creating unique ringback tones. LiveWire Mobile achieves this by infusing powerful personalization capabilities into traditional mobile communications that are easy to use for subscribers and lucrative for network operators.

        We sell these solutions for purchase primarily through channel partners and more recently, as a managed service. Mobile network operators add LiveWire Mobile offerings to drive subscriptions, content consumption and advertising revenue, thereby growing average revenue per user ("ARPU"), reducing turnover and growing their revenue.

        LiveWire Mobile sells its products worldwide through our direct sales force as well as through channel partners. Our customers and channel partners include Vodafone, "3" (Hutchison Telecom), Virgin Mobile USA, Inc., Cricket Communications, Inc., Ericsson AB, and Nokia-Siemens Networks. LiveWire Mobile's ringback service is deployed in approximately 30 operators around the world with seven million active subscribers.

Industry Overview

        Telecommunications is a large, complex and rapidly evolving market that includes wireless and traditional wireline communications services, and the related applications, equipment and infrastructure needed to deliver voice, video and data over circuit, packet and broadband networks. Various forces are enabling growth, including:

  •
  increased use of Internet Protocol ("IP") networks;

  •
  growth in the technologies that enable IP-communications in both wireless and wireline networks;

  •
  strong consumer adoption of wireless services, especially in emerging markets;

  •
  increasing number of wireless networks that support high-speed data services (2.5G-3G);

  •
  competition among service providers to deliver new types of services involving multimedia content and data services;

  •
  the need for service providers to compensate for the decline in ARPU with value added services; and

  •
  the increasingly rapid change of communication devices such as handsets and information technology ("IT") products.

        Despite the opportunities for growth in segments of the telecommunications market, these opportunities are not without challenges for market participants, such as telecommunications operators and network equipment and application providers.

  Telecommunications Operators—Wireless and Wireline

        Telecommunications operators, who provide wireless and wireline services, face a highly competitive and capital-intensive environment. Key challenges and initiatives in the industry include:

  •
  Improving network performance.  Both wireline and wireless carriers are in the process of enhancing their underlying networks to a technology base that can provide high-speed data as well as voice services. In wireline and cable networks, much of the voice traffic is already carried in pure IP, Voice over IP ("VoIP") formats. Wireless operators are aggressively upgrading their networks to next-generation infrastructures that enable both voice and data. Most have already migrated to 2.5G, and others are aggressively moving to 3G, the standard for bandwidth-intensive data services like video.

  •
  Retaining customers.  Changing industry regulations are minimizing previous barriers to customer migration between telecommunications operators, while customer acquisition costs are still high. Operators, particularly in the wireless market, are under increasing pressure to reduce customer churn by providing high quality voice services as well as a wide range of other services and functionality, such as access to Internet content, multi-media messaging, and video applications.

  •
  Enhancing revenue streams.  Intense competition has compromised operators' ability to compete on price, with the ARPU for voice traffic declining even though usage is increasing. Operators are combating this decline in ARPU with new and differentiated premium service offerings that can be deployed rapidly and cost effectively. Many of these services are data and multi-media based, which are enabled by the 2.5G and 3G networks' enhanced data-carrying capabilities.

  Network Equipment and Application Providers

        Network equipment providers, as well as application providers, who include systems integrators, original equipment manufacturers and independent software vendors, provide network systems, applications and a broad range of value-added services to telecommunications operators and enterprises. These offerings include interactive voice response systems, customer self-service and contact center solutions, signaling and media services, conferencing over Public Switched Telephone Network ("PSTN"), IP and mobile networks, unified communications, multimedia messaging, short message systems, call personalization applications, mobile video applications and services, and content-based applications like ringback tones. These offerings enable telecommunications operators and enterprises to rapidly deploy premium services for their customers.

        Network equipment and application providers operate in a market dictated largely by rapid changes in technologies and customer requirements. Key challenges they face include:

  •
  Delivering products quickly and cost-efficiently.  Network equipment and application providers are under continuous pressure to reduce the costs and implementation times of product installations. In order to accomplish this, they must build on highly efficient tools and platforms and more frequently seek to customize existing applications and systems to their specific needs.

  •
  Accessing leading-edge technologies and applications.  In order to help their customers gain a competitive advantage, network equipment and application providers need access to leading-edge enabling technologies and applications, which can be deployed quickly and easily in their own markets. Experience gained in emerging and innovative markets is often highly leveragable into mature or more traditional markets.

Our Solutions

        We believe our products and services provide solutions that address the needs of telecommunications operators, network equipment providers and application providers.

  NMS Communications Division

        Our NMS Communications division offerings address a wide range of our customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. We believe that our offerings provide one or more of the following benefits to our customers:

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

        Provide flexible, interoperable, scalable and low cost of ownership solutions.    Our products are designed to provide maximum flexibility in designing and upgrading applications, by utilizing open interfaces, industry standards and network flexibility for PSTN, signaling system 7 ("SS7"), IP and IP multimedia subsystem ("IMS") based networks. Our products are also highly scalable and can address needs ranging from a handful of users to millions of subscribers. Additionally, our servers, building block boards and applications leverage mass-market components and custom silicon, with the objective of price/performance leadership. Our products have lower acquisition costs than many competitive products, are space-efficient, consume minimal power, and integrate with operators' existing network infrastructures, resulting in low cost of ownership.

  LiveWire Mobile Division

        Our LiveWire Mobile division offerings enable cutting-edge personalization services, such as ringback tones, for mobile operators.

        Our LiveWire Mobile division delivers end-to-end subscriber personalization solutions that integrate with existing operator networks and deliver music content, subscriber profiles and preference capabilities used by service providers for revenue producing services such as ringback tones. We sell these solutions both as a bundled product and services (including installation, maintenance support and training) purchase (which we refer to as a "cap-ex" arrangement) and also as a recurring managed service.

Products and Services

  NMS Communications Division Products

        Our NMS Communications division offers a comprehensive line of products and services that enable our partners to more quickly and efficiently develop and deploy enhanced voice, video and data value added services and applications in wireline and wireless networks and enterprises. These products encompass core enabling technologies, provided by our Open Access family; servers and application platforms, offered within our Vision family; application components, which deliver largely-complete pre-developed applications for selected mobile video applications and Voice Quality Systems ("VQS").

        Open Access.    Open Access is a family of boards and software that enable developers to create innovative and profitable voice, video and data applications. The Open Access products are open, scalable, high-density building blocks that give developers the processing power and capacity needed to rapidly develop an ever-increasing array of current and next-generation capabilities such as live, streaming two-way video, speech-enabled call centers, VoIP conferencing, voice and video SMS and prepaid call processing. Open Access products are flexible, supporting a variety of networks including time division multiplexing, IP and 3G, enabling developers to meet the needs of large carrier-grade networks and IMS technologies.

        Open Access products include: software-based or printed-circuit board-based media processing that offers a variety of video, voice and data services; network signaling boards and software to handle a variety of signal protocols such as session initiation protocol, integrated services digital network/channel associated signaling and SS7, so operators can scale their services to meet growing demand; and a powerful, flexible development environment that enables users to develop custom applications using one set of unified tools. Board based products are available in a variety of form factors, including peripheral component interconnect ("PCI"), PCI express, compact PCI, and advanced telecommunications architecture.

        Vision Family.    The Vision family of media servers and gateways is a broad line of application-optimized communication servers designed to help OEMs and application providers rapidly develop and deploy converged multimedia applications for 2G and 3G wireless, VoIP, fixed-mobile convergence networks. Vision provides the broadest and most capable set of off-the-shelf, system-level media solutions for creating a broad range of converged multimedia applications including ringback, prepaid calling, network conferencing, mobile centrex and video-enabled applications. All Vision products are IMS-ready (IP Multimedia Subsystem, the emerging generation of carrier network infrastructure) and SIP-enabled, providing a future safe way to create applications that will last.

        Application Components.    In conjunction with our development partners, we offer selected partner-developed pre-programmed mobile video applications created by our development partners for sale through local system integrators and OEM partners. These pre-created "application components" provide largely complete application frameworks that can be quickly customized for a particular carrier or OEM's need, designed to provide absolutely the fastest time to market. Solutions are integrated with all required NMS Communications third party products, and are ready for deployment.

        Voice Quality Systems.    The VQS product line is built on technology that we acquired from Lucent Technologies, Inc. in 2005. These products incorporate electrical echo cancellation and acoustic echo control technology to reduce or eliminate the echo inherent in long distance, wireless and VoIP networks. Prior to 2007, VQS consisted of both chip-level product sales to network equipment manufacturers and system-level product sales sold to network operators. Since 2007, the product line has consisted primarily of chip-level sales to network equipment manufacturers, although we realize revenues from maintenance services and upgrades sales to network operators.

  LiveWire Mobile Division Products

        Mobile network operators add LiveWire Mobile applications and services to drive subscriptions, content consumption and advertising revenue, thereby growing ARPU, reducing turnover, and growing their revenue.

        MyCaller Ringback Platform.    MyCaller allows mobile subscribers to select original recordings of popular or other commercial music, sounds and voices for callers to hear in place of the conventional ringback ("ring, ring") tone until the call is answered. MyCaller runs on an open, scalable, ready-to-deploy service delivery system that makes it possible for mobile operators worldwide to offer multiple services, including market-specific and content-based, on the same system.

        In 2006, we acquired Openera Technologies Inc. ("Openera"). Openera has developed a set of client handset applications aimed at IMS and peer-to-peer communications services. These applications include peer-to-peer video, active phonebook, and location-based services. We believe this set of applications complements our existing application offerings. We did not recognize any revenues from such products in 2007, but anticipate revenue in 2008.

  NMS Communications Division and LiveWire Mobile Division Services

        We offer a complete range of technical and professional services to support our customers throughout the product lifecycle including planning and design, evaluation, development, deployment and maintenance. Our service offerings span basic customer service and support to advanced architecture and system design, custom programming, installation and support, based on the needs of our customers. Service resources are distributed worldwide in our facilities to provide fast and accurate response to customer needs. Our services include:

  •
  installation and commissioning;

  •
  maintenance;

  •
  training;

  •
  custom services and consulting; and

  •
  managed services (LiveWire Mobile division only).

Growth Strategy

  NMS Communications Division

        Our NMS Communications division's primary focus is on mobility and next generation video-enabled services. Our strategies for growth include the following elements:

  •
  Provide our customers high value offerings that enable them to get their services to market quickly and cost effectively.

  •
  Focus on growing market niches, where we can create a sustainable leadership position.

  •
  Leverage our leadership in media processing, networks and mobile applications, our "best partner" practices and our supply chain expertise.

  LiveWire Mobile Division

        Our LiveWire Mobile division's strategies for growth include the following elements:

  •
  Provide our mobile operator customers with high-value offerings that enable them to get services to market quickly, grow revenue and increase profitability.

  •
  Focus on the growing market opportunity of ringback and personalization services.

  •
  Create a predictable, sustainable and growing revenue stream that captures an increasing percentage of revenue generated from our target market.

  •
  Leverage our global leadership in ringback services to build new and expanded relationships with leading mobile operators.

  •
  Develop cutting-edge products that will expand our breadth of mobile personalization offerings.

  •
  Bring best-in-class managed service programs for deployment, operations, and marketing to the mobile personalization marketplace.

Business Segments and Geographic Information

        We operate in two business segments: the NMS Communications division and the LiveWire Mobile division. For the years ended December 31, 2007, 2006 and 2005, 60%, 58% and 62%, respectively, of our total revenues were derived from operations outside North America and South America, collectively, of which 35%, 31% and 40% of overall revenues, respectively, were derived from Asia and 25%, 27% and 22% of overall revenues, respectively, were derived from Europe, Middle East and Africa, collectively. For more segment and geographic information, including revenue by segment and geographic area, operating income (loss) from continuing operations by segment for each of the three last fiscal years, and long-lived assets by segment and geographic area for each of the two last fiscal years, see our consolidated financial statements included in this annual report on Form 10-K, including Note 17 "Segment and Geographic Information."

Customers

        We sell our products and services through our direct sales force and through channel partners, which include value-added resellers, distributors, systems integrators and network equipment providers. For the years ended December 31, 2007, one customer represented 10% of our revenues. For the years ended December 31, 2006 and 2005, one customer represented 15% and 24%, respectively, of our total revenues. At December 31, 2007, we did not have a significant backlog of unfilled orders. The table below sets forth a representative list of significant customers by division:

NMS Communications Division	LiveWire Mobile Division
Alcatel-Lucent	Cricket Communications, Inc.
Avaya	Ericsson AB
Cisco Systems, Inc.	Nokia-Siemens Networks
Comverse Technology, Inc.	Virgin Mobile USA, Inc.
HCOM Pte. Ltd.	Vodafone
Huawei Technologies Co., Ltd.

Sales and Marketing

        We sell our products on a direct basis as well as through channel partners, which include value-added resellers, distributors, systems integrators and network equipment providers, to telecommunications operators and application providers. As of December 31, 2007, our sales and marketing organization consisted of 86 employees in 12 offices worldwide, including 35 employees in Asia, 32 employees in North America and 19 employees in Europe. A portion of our direct sales force has been focused on selling our NMS Communications division products to network equipment and application providers. Another segment of our direct sales force is focused on selling LiveWire Mobile applications and related managed services to network operators. Prior to the sale of the NI division on December 21, 2007, a portion of our direct sales force was focused on selling our wireless backhaul optimization products to network operators.

        At the same time, we have recruited additional channel partners to expand the reach and improve coverage for our products and to enhance geographic coverage for our mobile applications offerings. In addition to performing sales and some level of marketing support, these channel partners provide all or some of the following: pre- and post-sales support, systems integration, and fulfillment and credit services. For the year ended December 31, 2007, 51% of our total revenues were generated by direct sales, and 49% was derived through channel partners. Our marketing strategy consists of three primary methods to increase awareness and create demand for our offerings: public and analyst relations, direct marketing and trade show events. Our public relations efforts are focused on communications industry-related and general business media relationships, which increase general awareness of our business and products, and on industry analysts who can act as independent references and provide opinions on our technologies. With our direct marketing effort, we target specific audiences with a variety of promotional materials consisting of mostly web-based communications. We also participate in selected industry trade shows around the world.

Manufacturing

        We utilize third-party contract manufacturing partners to assemble, test and ship all of our hardware product offerings. Through a supply agreement, we outsource the manufacturing and order fulfillment of all printed circuit board products and subassemblies to Plexus Corporation ("Plexus"), a provider of advanced electronics design, testing and manufacturing services. Arrow Electronics, Inc., a provider of manufacturing services, manufactures our Vision family and LiveWire Mobile products.

        We seek to use industry-standard components for our products. Many of these components are generally available from multiple suppliers. We also rely on sole source suppliers for certain custom integrated circuits and other devices that are components of one or more of our products. In particular, Texas Instruments, Inc. is our sole source for the digital signal processors ("DSPs") used in many of our products. In addition, Agere Systems, Inc. ("Agere") is a sole supplier for certain integrated circuits used in our products. Although we believe we could develop other sources for each of these custom devices, the process to qualify new suppliers could take several months. The manufacturing processes for our products are designed to comply with Federal Communications Commission, Canadian Standards Association and Underwriters Laboratories safety requirements, and to IPC-610 standards of assembly workmanship. Additionally, we maintain a formal product-specific structure for all required international regulatory and compliance testing. Consistent with our commitment to provide the highest quality products and services to our customers, in 2002 and 2005 we received ISO 9001:2000 certification. This certification includes all design and development activities. In 2005, we also received ISO 14001 certification. With the exception of our VQS products, our products are ROHS 5/6 compliant.

Research and Product Development

        We believe that the extension and enhancement of existing products, the development of new products and the development of open technologies, are critical to our future success. Therefore, we undertake direct research and development, engage in joint product development with selected partners and participate in the development of industry standards where appropriate. Our research and development activities consist of the design, development, testing and enhancement of our products. During the years ended December 31, 2007, 2006 and 2005, we spent $18.2 million, $21.8 million and $22.0 million, or 22%, 23%, and 20%, respectively, of our revenue on research and development. As of December 31, 2007, our current product development is conducted by 148 employees located at our headquarters in Framingham, Massachusetts, and at our offices in, Schaumburg, Illinois, St.-Hubert, Quebec and Bangalore, India.

Intellectual Property

        Our success depends in part on proprietary technology and know-how. We rely primarily on a combination of trade secret and copyright laws and restrictions on access to protect our trade secrets and proprietary rights. We hold 34 issued patents and have filed an additional 17 patent applications. We distribute our software products under license agreements, which grant customers a non-exclusive license to use the software and contain certain terms and conditions prohibiting its unauthorized reproduction or transfer. We enter into confidentiality agreements with our suppliers and customers when we disclose proprietary information to them. In addition, we enter into confidentiality agreements and assignment of invention agreements with our employees and consultants. Despite these precautions, unauthorized third parties may copy aspects of our products or obtain information that we regard as proprietary. We believe that our products and technology do not infringe on any existing proprietary rights of others.

        We depend on development, supply, marketing, licensing and other relationships with companies for complementary technologies necessary for us to offer a broad range of products. These relationships are generally non-exclusive and run for a finite term.

        We believe that, due to the rapid pace of innovation within the industry in which we participate, factors such as the technological and creative skills of our personnel, and ongoing reliable product maintenance and support, are more important in establishing and maintaining a leadership position within the industry than are the legal protections for technologies conferred by intellectual property laws.

Competition

        Competition in the markets that we target for our products is intense and diverse. There is always the potential for new competitors to enter the markets we serve in the future. A significant number of our target customers, both telecommunications operators and network equipment and application providers, currently use in-house development to provide products and solutions similar to our offerings. While we must compete against these companies' in-house efforts, we believe that a trend towards outsourcing this type of development will continue to broaden our market opportunity. We also believe that the key competitive differentiators in these markets include product quality and functionality, ease-of-use, integration capabilities, price performance, cost of ownership, speed of deployment, technical support and integration and professional services. Current third party competitors for our product areas include:

  NMS Communications Division

        Open Access and Vision Family—AudioCodes Ltd., Dialogic Corporation, Hewlett Packard, Inc.

  LiveWire Mobile Division

        MyCaller Ringback Platform—Huawei Technologies Co., Ltd., Comverse Technology, Inc., WiderThan Co., Ltd. (acquired by Real Networks, Inc.)

Employees

        As of December 31, 2007, we had 347 full-time employees, consisting of 148 in research and development, 63 in sales, 61 in administration and finance, 37 in services, 23 in marketing and business development and 15 in operations. None of our employees are represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

Discontinued Operations

        On December 21, 2007, we entered into an Asset Purchase Agreement (the "Agreement") with Verso, dated December 20, 2007, to sell our NI division to Verso (the "Transaction"). The closing of the Transaction occurred on December 21, 2007 (the "Closing Date"). Under the terms of the Agreement, we sold the NI division and certain assets and liabilities of the NI division for consideration of $850,000 of cash and 5,374,033 shares of Verso common stock. The Agreement contains customary representations, warranties, covenants and agreements of the Company and Verso and the terms of the Transaction provide registration rights of the Company with respect to the Verso common stock issued in the Transaction. We recorded a gain of $1.6 million (net of income tax expense of $6 thousand) upon the sale of the NI division in the fourth quarter of 2007. The operating results of the NI division have been reclassified as a discontinued operation in the accompanying consolidated financial statements for all historical reporting periods.

Additional Information

        We were incorporated in Delaware in 1983. Our common stock has been publicly traded since our initial public offering in 1994. Our principal executive offices are located at 100 Crossing Boulevard, Framingham, Massachusetts, 01702, and our main telephone number is 508-271-1000. We maintain a website with the address www.nmss.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available, free of charge through our website, our proxy statements, registration statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) at the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). Our SEC filings are also available over the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file by visiting the SEC's public reference room in Washington, D.C. at 100 F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.

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

We experienced losses in 2007 and 2006. We are not assured of profitability.

        We experienced losses in 2007 and 2006. Past operating losses have adversely affected our working capital, total assets and stockholders' equity. Our current operating plan for 2008 has established a cost structure, that the goal of which, based on expected revenue, will contribute to our profitability. If revenues do not improve, or if expenses are greater than we anticipate, we may continue to experience losses, which could cause us to take actions to reduce operating costs.

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

Our growth strategy for our LiveWire Mobile division strategy relies on managed services offerings that may not generate revenues and may negatively affect our financial performance.

        The growth strategy of our LiveWire Mobile division relies on transitioning from a product and services sell-through model to one by which revenue is derived from recurring monthly subscription and content fees from customers of our managed service offering. In the managed services model, we receive payment from our customers based on subscriber counts and subscriber usage of our solutions. This business model may prove to be unsuccessful, adversely affecting our revenue streams. If we cannot achieve expected revenue streams, we will likely need to accelerate the depreciation of assets capitalized for managed services, further negatively affecting our financial performance.

The markets we target may not develop in the manner or at the growth rate that we anticipate, which could limit our future revenues.

        Our focus is on delivering or enabling mobile applications, particularly in the areas of next-generation voice messaging and video. Although we expect growth in these areas, they are at times characterized by rapid technological change. As a result of these uncertainties, we may fail to generate demand for our products at the levels we anticipate, which could limit our future revenues and harm our business.

We have launched significant initiatives involving new markets, products and sales and marketing strategies. We may not be successful with these initiatives, which could result in reduced revenues and/or increased expenses.

        Historically, our direct sales force has been focused on selling systems building blocks offered by our NMS Communications division to network equipment and application providers. Over the past four years, we have evolved to selling more complex system-level products and applications to telecommunications operators and network equipment and application providers. At the same time, we have recruited additional channel partners to expand the reach and improve coverage for all of our product lines. In addition to performing sales and some level of marketing support, these channel partners provide all or some of the following: pre- and post-sales support, systems integration, and fulfillment and credit services. These system level product sales and application product sales are more complex and have longer sales cycle. In order to succeed in this initiative, we must be successful in selling to our customers' laboratories for evaluation and field trial, to their purchasing decision-makers, to their new services decision-makers, and to the appropriate network operations staff in order to achieve customer acceptance of our systems products. Repeated customer acceptance is required to achieve market acceptance of our systems offerings. There can be no assurance that we will be successful at implementing our initiatives, and if we fail, our revenues could be reduced and/or our expenses increased. Our channel partners may not perform as agreed or expected. There can be no assurance that this model will be successful. Additionally, both our NMS Communications division and our LiveWire Mobile division have recently adopted a managed services offering pursuant to which our revenue is a portion of the revenue achieved by our customers. There can be no assurance that this model will be successful.

We are dependent on channel partners to sell a substantial portion of our revenues and on other third parties to perform other functions important to our business.

        In concert with our greater emphasis on systems offerings, we shifted the primary sales method of our systems building blocks to indirect sales through channel partners. These channel partners are companies in the business of reselling communications products like those we produce to application developers, systems integrators and others. In the past, we have sold the vast majority of these products directly with our own sales force. As a result, we are increasingly reliant on the effectiveness of channel partners' sales, marketing, and distribution capabilities to generate and fulfill demand for our products. For the year ended December 31, 2007, 49% of our revenues were attributable to channel partners.

        We are also increasingly reliant on strategic alliances with hardware, software, technology, application, and content and system integration partners to bring our offerings to market and to reach targeted customers.

        Similarly, we permit and train certain channel partners to provide first line maintenance and technical support of our systems building blocks products to external customers. Therefore, we are increasingly reliant on these channel partners to maintain the quality of our systems building blocks products and to provide timely and effective technical support to a segment of our customer base. Moreover, we do not control the amount of resources that these channel partners commit to marketing our products or products incorporating our technologies or performing these other functions. If they do not commit sufficient resources to these activities, our revenues could suffer.

Our revenue growth depends significantly on the timely development and launch of new products, product enhancements and new services, and we cannot be sure that our new products and services will gain wide market acceptance.

        The telecommunications industry is characterized by rapid technological change, which requires continual development and introduction of new products, product enhancements and services that respond to evolving market needs and industry standards on a timely and cost-effective basis. Successfully developing new products and services requires us to accurately anticipate technological evolution in the communications industry as well as the technical and design needs of our customers. In addition, the development and launch of new products requires significant commitments of capital and personnel well in advance of when they can be expected to result in revenue. We are continuing to invest significant research and development resources into new product and service categories, including voice applications, IP infrastructure, managed services and supporting technologies. The market acceptance and commercial viability of these new product and service categories have not been proven. Failure to successfully update and enhance current products and to develop and launch new products would harm our business.

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

        Many of our customers, including network equipment and application providers on which we focus a significant portion of our sales and marketing efforts, have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our products. These organizations often consider in-house development of technologies and products as an alternative to doing business with us. We cannot be certain that these customers will resolve the make vs. buy decisions in favor of working with us, rather than attempting to develop similar technology and products internally or obtaining them through acquisition. If our customers choose to produce internally rather than purchase from us, it will decrease the size of the market for our products.

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

We recently acquired a business and may acquire businesses or technologies in the future and we may be unable to integrate our new business, or businesses we acquire in the future, with our business.

        On March 17, 2008, LiveWire Mobile acquired Groove Mobile. The process of integrating Groove Mobile's business into the business of our wholly-owned subsidiary may absorb significant management attention, produce unforeseen operating difficulties and expenditures and may not produce the favorable business and market opportunities the acquisition was intended to provide. If we are presented with appropriate opportunities, we may acquire other businesses or technologies. We may not be able to identify, negotiate, or finance any future acquisition successfully. If we engage in an acquisition transaction, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities, or create additional expenses related to amortizing intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our net income.

We rely on third parties to assemble, and in certain cases, to ship, distribute and install our products. Failures or delays by such parties in executing their responsibilities could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products.

        We do not have in-house manufacturing capabilities and currently rely on third-party contract manufacturers to assemble our systems building blocks and systems. Our manufacturing requirements are primarily fulfilled by Plexus. In addition, Plexus ships some of our products directly to our customers from its fabrication facility. Our supply agreement with Plexus expires in October 2008 but automatically extends for consecutive one-year periods unless either party gives notice 120 days prior to the expiration date of the then-current term. We cannot be certain Plexus will not give us notice to terminate this supply agreement. We also rely on other third parties to provide distribution and installation services. This reliance could subject us to product shortages or quality assurance problems, which, in turn, could lead to an increase in the cost of manufacturing or assembling our products. Any problems that occur and persist in connection with the manufacture, delivery, quality or cost of the assembly of our products could affect our ability to ship product and recognize revenue and harm our relationship with our customers.

We depend on sole source suppliers for certain components used in our products; any interruption in our supplies could affect our ability to deliver products to our customers and record associated revenue.

        We rely on vendors to supply components for our products, and we rely on sole source suppliers for certain custom integrated circuits and other devices that are components of one or more of our products. In particular, Texas Instruments is our sole source for the DSPs used in many of our products and customarily requires order lead times of 12 to 14 weeks or more to ensure delivery in desired quantities. In addition, Agere is a sole source supplier for certain integrated circuit components used in many of our products and customarily requires order lead times of 13 weeks or more. Neither Texas Instruments nor Agere is under a contractual obligation to supply us with our needs for these devices. An interruption in supply from or a termination of the relationship with either Texas Instruments or Agere would disrupt production, thereby adversely affecting our ability to deliver products to our customers and record associated revenues. Converting to an alternative source for key components could require a large investment in capital and manpower resources and might cause significant delays in introducing replacement products. Although we believe we could identify alternative sources for all of our components, the process to qualify our suppliers could take several months, and any interruption in our supplies could affect our ability to deliver products to our customers and record associated revenue. Additionally, our agreement with Plexus specifies that if Plexus' inventory related to manufacture of our products is not turned eight times per year, we are required to purchase enough inventory to bring Plexus up to eight turns. This is assessed on a quarterly basis.

We do not obtain binding purchase commitments from our customers and rely on projections prepared by our customers and channel partners in assessing future demand for our products.

        Our purchase agreements, pursuant to which we sell products, do not require our customers or channel partners to purchase any minimum number of products. Therefore, there can be no assurance that these agreements will result in purchase orders for our products. After we begin receiving initial orders for a product from a customer, we rely heavily on the customer's projections as to future needs for our product, without having any binding commitment from the customer as to future orders. Because our expenses are based on forecasting of future orders, a substantial reduction or delay in orders for our products from our customers could negatively impact our operating results.

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

        There is a risk that third parties have filed or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert patent or other intellectual property rights to technologies that are used in our products or are otherwise important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products or other proprietary rights. We generally undertake to indemnify our customers against intellectual property infringement claims asserted against them with respect to the products we sell to them. Any claims against us or customers that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license from the parties claiming the infringement. If we are unable to obtain a license, we may be unable to market our affected products. Limitations on our ability to market our products and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement could harm our business.

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

Because we derive a significant portion of our revenues from international sales, our business could be adversely affected by downturns in economic conditions in countries outside North and South America, collectively, and other risks associated with international operations.

        Sales to customers outside North America and South America, collectively, accounted for approximately 60% of our revenues for the year ended December 31, 2007, and we believe a material portion of our domestic sales results in the use of our products outside North America. Because of our dependence upon international sales, we are subject to a number of risks, including volatility in currency exchange rates, political and economic instability in other countries, the imposition of trade and tariff regulations by foreign governments and the difficulties in managing operations across disparate geographic areas. These or other factors may limit our ability to sell our products in other countries, which could result in lost revenues and negatively impact our financial condition.

Future regulation or legislation could restrict our business or increase our costs.

        We are unable to predict the impact, if any, that future legislation, legal decisions or regulations relating to our target markets may have on our business, financial condition and results of operations. Regulation may focus on, among other things, assessing access or settlement charges, imposing tariffs or regulations based on the characteristics and quality of products and services, or environmental concerns, any of which could restrict our business or increase our cost of doing business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease two facilities totaling approximately 145,000 square feet for our corporate headquarters in Framingham, Massachusetts. The leases on these facilities expire in May 2012. We sublease approximately 46,000 square feet of our corporate headquarters in Framingham Massachusetts to several third parties. We previously used the subleased office space as supplementary conference, training and corporate office space. The subleases on these facilities expire in May 2012. We also lease approximately 30,000 square feet for our LiveWire Mobile, Inc. headquarters in Littleton, Massachusetts.

        We lease facilities in Bangalore, India (primarily used for our research and development activities), St. Hubert, Quebec (used in connection with our NMS Communications division), and Schaumburg, Illinois, in which we conduct design and engineering operations. We also lease a facility in Reading, United Kingdom that serves as our European sales and service headquarters. In addition, we have short-term leases for nine sales offices throughout North America, Europe and Asia.

        We believe our facilities are adequate for our current needs and that we will be able to secure suitable space as needed in the future on commercially reasonable terms. Unless specified otherwise our facilities are used across all our business segments.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are a party to various legal proceedings incidental to our business. However, we have no material legal proceedings currently pending.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is quoted on The NASDAQ Global Market under the symbol "NMSS." Prior to July 1, 2006, our common stock traded on the NASDAQ National Market. The table below shows the high and low sale prices per share of our common stock, as reported on The NASDAQ Global Market, or the NASDAQ National Market, as applicable, for the periods indicated.

Year Ended December 31, 2006	High	Low
First Quarter	$4.19	$3.32
Second Quarter	5.00	3.35
Third Quarter	3.72	2.20
Fourth Quarter	2.89	1.65

Year Ended December 31, 2007	High	Low
First Quarter	$2.21	$1.63
Second Quarter	1.95	1.64
Third Quarter	1.83	1.23
Fourth Quarter	1.71	1.32

        As of March 24, 2008, we had approximately 192 stockholders of record of our common stock.

Dividend Policy

        We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Comparison of Cumulative Stockholder Return

        The following performance graph assumes an investment of $100 on December 31, 2002 and compares the change to December 31, 2007 in the market price of the Common Stock with a broad market index (S&P 500) and an industry index (S&P Communications Equipment). The Company paid no dividends during the periods shown. The performance of the indices is shown on a total return (dividend reinvestment basis). The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG NMS COMMUNICATIONS CORP.,
S&P 500 INDEX AND S&P GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	Cumulative Total Return ($)
	12/02	12/03	12/04	12/05	12/06	12/07
NMS COMMUNICATIONS CORP	100.00	325.00	328.65	181.77	106.77	84.38
S&P 500 INDEX	100.00	128.68	142.69	149.70	173.34	182.87
S&P COMMUNICATIONS EQUIPMENT	100.00	166.11	171.12	174.75	201.83	205.97

        THE COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN ABOVE SHALL NOT BE DEEMED "SOLICITING MATERIAL" OR INCORPORATED BY REFERENCE INTO ANY OF THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

Issuance of Unregistered Securities

        We acquired Inno Media Logic Company (IML) of St.-Hubert, Quebec in July 2000 (the "Closing") for a combination of cash and stock. At the time of the Closing, we and our wholly-owned Canadian subsidiaries issued to the stockholders of IML 982,296 shares of our common stock. In addition, the stockholders of IML had the right to exchange an additional 1,653,004 shares of our common stock that were not exchanged at the Closing. For the year ended December 31, 2007, we issued 177,534 shares of our common stock in exchange for such exchangeable shares. As of December 31, 2007, an aggregate of 1,555,034 shares of our common stock had been issued in exchange for these exchangeable shares. The shares of our common stock and the exchangeable shares were issued, as to acquirers in the United States, in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 (the "Act") and, as to acquirers outside the United States, pursuant to Regulation S under the Act. We registered on Form S-3 under the Act, effective August 25, 2000, for public sale in the United States, all the shares of our common stock which were or are to be issued to the former shareholders of IML.

Equity Compensation Plans

        The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options and other rights under all of the Company's existing equity compensation plans as of December 31, 2007.

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in first column)
Plans approved by stockholders
1993 Stock Option Plan	334,000	$6.84	—
1993 Non-Employee Directors Stock Option Plan	37,000	$11.43	—
2000 Equity Incentive Plan	6,468,068	$2.54	818,440
2005 Openera Incentive Plan	299,769	$1.90	54,194
2006 India Incentive Plan	53,475	$1.94	548,700
2003 Employee Stock Purchase Plan			147,341
Plans not approved by stockholders
1995 Non-Statutory Stock Option Plan(1)	1,065,509	$5.22	—

Total	8,257,821	$3.13	1,568,675

(1)
The 1995 Non-Statutory Stock Option Plan expired in October 2005. There are no shares remaining for future issuances.

Issuer Repurchase of Equity Securities

        None during the fourth quarter of 2007.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data and balance sheet data for 2007, 2006 and 2005 is derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K for prior years on file with the SEC.

Consolidated Statement of Operations Data(1)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Revenues	$82,452	$95,973	$108,559	$101,199	$87,054
Gross profit	51,007	62,910	71,070	63,705	38,893
Impairment charges	—	—	—	—	18,319
Restructuring and other related charges	—	5,469	—	—	6,948
Operating income (loss)	(8,813)	(8,626)	13,673	13,440	(49,878)
Income (loss) from continuing operations before income taxes	(8,269)	(7,682)	15,028	11,808	(51,437)
Income (loss) from continuing operations	(8,575)	(8,059)	14,507	11,610	(51,642)
Net income (loss)	(9,310)	(15,751)	4,972	4,102	(56,006)
Net income (loss) per common share from continuing operations—basic	$(0.20)	$(0.17)	$0.30	$0.26	$(1.42)
Net income (loss) per common share from continuing operations—diluted	$(0.20)	$(0.17)	$0.30	$0.25	$(1.42)
Net income (loss) per common share—basic	$(0.21)	$(0.33)	$0.10	$0.09	$(1.54)
Net income (loss) per common share—diluted	$(0.21)	$(0.33)	$0.10	$0.09	$(1.54)

Consolidated Balance Sheet Data(2)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Total assets	$67,740	$69,330	$93,303	$108,427	$86,328
Long-term debt	—	—	—	—	57,742

(1)
As a result of the disposition of the NI division in the fourth quarter of 2007, we are reporting the NI division as a discontinued operation for all periods presented. See "Note 18, Discontinued Operations" in the Notes to the Consolidated Financial Statements for further discussion of the disposition of the NI division.

(2)
As a result of the disposition of the NI division, we are reporting the NI division as a discontinued operation in 2007. Periods presented prior to 2007 include the assets and liabilities of the NI division. See "Note 18, Discontinued Operations" in the Notes to the Consolidated Financial Statements for further discussion of the disposition of the NI division.

        On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", which requires us to record compensation expense for employee stock awards at fair value at time of grant. As a result, our stock-based compensation expense increased in 2006, causing our net income to decrease. For the years ended December 31, 2007 and 2006, stock-based compensation was $5.1 million and $4.8 million, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We operate in the large and rapidly evolving telecommunications industry. Our products include system building blocks, media processing, signaling and service delivery systems, personalized mobile communications applications, and voice quality systems. We sell our products through our direct sales force and channel partners. We have established businesses in North and South America (the "Americas"), Europe, the Middle East, Africa (collectively, "EMEA") and Asia. The majority of our products are manufactured by third party manufacturers. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, next generation voice and video applications, and emerging IP-based services, including VoIP.

        Effective January 1, 2007, we consolidated two of our former reportable segments (Platform Solutions and Mobile Applications) into a single segment (Technology and Mobile Applications), and re-organized our business primarily according to functional business area.

        Effective July 2, 2007, we reorganized our previously reported Technology and Mobile Applications segment into two separate business divisions: Communications Platforms and Mobile Applications. The change in organization was the result of our efforts to organize product development, sales, services and marketing teams to better align to serve each of these divisions' distinct markets. During the fourth quarter of 2007, these divisions were renamed as the NMS Communications divisions (formerly Communications Platforms) and the LiveWire Mobile division (formerly Mobile Applications). Our Network Infrastructure ("NI") division remained unchanged and continued to focus on solutions for the radio access network portion of mobile operators' infrastructure. Corporate and unallocated costs include general and administrative functions and restructuring charges.

        Prior to 2007, the Company had organized into three business units, which constituted our reportable segments (Platforms Solutions, Mobile Applications, and NI). Accordingly, segment revenue and operating income (loss) have been reclassified to conform to current period presentation.

        On December 21, 2007, we entered into an Asset Purchase Agreement (the "Agreement"), dated December 20, 2007, with Verso Technologies, Inc. a Minnesota Corporation ("Verso"), to sell our NI division. The closing of the transaction occurred on December 21, 2007. Net loss from the discontinued operations was $2.4 million (net of income tax benefit of $0.1 million), $7.7 million (net of income tax benefit of $0.1 million) and $9.5 million (net of income tax benefit of $0.2 million) for the years ended December 31, 2007, 2006 and 2005, respectively. In the fourth quarter of 2007, we recorded a gain on the sale of the transaction of $1.6 million (net of income tax expense of $6 thousand).

        For the year ended December 31, 2007, we incurred a net loss from continuing operations. Our net loss from continuing operations increased $0.5 million from $8.1 million for the year ended December 31, 2006 to $8.6 million for the year ended December 31, 2007. Our net loss is attributable to decreases in our NMS Communications division revenues of $17.9 million partially offset by growth in our LiveWire Mobile division revenues of $4.3 million.

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

        For the year ended December 31, 2007, we generated $0.1 million of cash from operations. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. As of December 31, 2007, we had

$30.2 million in cash, cash equivalents and marketable securities, including $1.8 million of Verso common stock.

        In January 2008, to contribute to our growth strategy of the LiveWire Mobile division, we created a wholly-owned subsidiary, LiveWire Mobile, Inc., with which we acquired Groove Mobile, Inc. ("Groove Mobile") on March 17, 2008 for cash consideration of $14.5 million. Groove Mobile, whose operations are based in Bedford, Massachusetts, is a provider of mobile music solutions. We believe the acquisition will enable LiveWire Mobile to expand its ability to offer a portfolio of managed services, including ringback tones, ringtones, and full track music and video downloads delivered through an integrated storefront.

        We believe the Company has sufficient cash available to execute on its business objectives for at least the next twelve months.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, see also our discussion under the heading "Risk Factors" in this annual report on Form 10-K.

        We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        Revenue Recognition.    We derive revenues from two sources: (i) sales of products, including hardware and software licenses, and (ii) services, including maintenance and support services, professional services and managed services. Maintenance and support services consist of on-site support, telephone and online support, and training. Professional services projects may consist of multiple elements including hardware and/or software installation, configuration, integration and customization services provided to customers. Managed services consist of supplying, outsourcing and/or maintaining systems for the benefit of customers. These systems may be Company owned pursuant to a managed services arrangement or customer owned pursuant to a cap-ex arrangement.

        We sell our products and services through our direct sales force and through channel partners, which include resellers, distributors and systems integrators. When the software is more than incidental and is essential to the functionality of the hardware, we recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"), and related interpretations. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is considered probable. For all sales, we use a binding contract and/or a purchase order as evidence of an arrangement with the customer or channel partner. Sales to our channel partners are evidenced by a master agreement governing the relationship, together with binding purchase orders for individual transactions. We consider delivery to occur when we ship the product, so long as title and risk of loss have passed to the customer. At the time of a transaction, we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If we determine the fee is not fixed or determinable, we recognize revenue when the fee is fixed. We assess if collection is probable based on a number of factors, including past transaction history and the creditworthiness of the customer. If we determine that collection is not probable, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash or when payments become due.

        For arrangements with customers that include acceptance provisions, we recognize revenue upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. In accordance with SOP 97-2, in some circumstances we recognize revenue on arrangements that contain certain acceptance provisions when we have historical experience that the acceptance provision is perfunctory.

        When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, we allocate the entire sale price to each respective element based on vendor specific objective evidence ("VSOE") of fair value for each undelivered element. When arrangements contain multiple elements and VSOE of fair value exists only for all undelivered elements, we recognize revenue for the delivered elements using the residual method in accordance with the provisions of the AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by VSOE of fair value, be deferred and subsequently recognized when delivered. We establish VSOE of fair value for undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price we charge when the same element is sold separately or the price established by management who have the relevant authority to set prices for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists for all undelivered elements or all elements have been delivered.

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

        We evaluate our revenue recognition policies based on the specific facts and circumstances related to each of our channel partners. When selling to resellers and distributors, we generally do not recognize revenue upon shipment, unless a credit history has been established, since many of these customers are thinly capitalized and their ability to pay is, in substance, contingent upon their resale of our product. In these cases, we defer revenue until collection is deemed probable. When revenue is deferred, if reliable reporting from the reseller or distributor exists, we will recognize revenue when the reseller or distributor sells the product to an end-user ("sell through"). When reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances upon receipt of a letter of credit or similar arrangement. We further monitor the payment history of our resellers and distributors and overall days sales outstanding ("DSO"). We believe this revenue recognition policy minimizes the risk that product is shipped in excess of end-user demand and allows us to reasonably and reliably estimate any sales returns.

        Services revenue is primarily comprised of professional services, maintenance and support services and managed services. We recognize revenue from professional services as the services are performed.

Service revenue represented less than 10% of revenue for each of the years ended December 31, 2007, 2006 and 2005. Maintenance and support services, which are typically sold separately from products, consist of on-site support, telephone and on-line support and training. We defer maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognize it ratably over the term of the maintenance contract, generally twelve months. We provide managed services under long term arrangements, typically two to three years. The arrangements may contain provisions requiring customer acceptance of the set-up activities, including installation and implementation activities, prior to the commencement of the ongoing services arrangement. We recognize maintenance and support and managed services revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Accordingly, amounts are earned when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the customer; the amount of fees to be paid by the customer is fixed or determinable; and the collection of fees from the customer is reasonably assured.

        When there are shipping and handling fees, we invoice customers for such fees. We recognize the invoiced amounts as revenue and the related costs are recognized as a cost of revenue.

        Capitalization of Managed Services Costs.    We capitalize certain costs associated with the set-up activities of a managed services arrangements. These costs represent incremental external or internal costs that are directly related to the set-up, enhancement or expansion of certain managed services offerings. The types of costs that are capitalized include labor and related fringe benefits, subcontractor costs, consulting costs, travel costs, inventory costs and third party product costs. We begin to capitalize costs in the period when there is existence of an arrangement. Managed services arrangements may also require the procurement of equipment, development of internally developed software and consulting services related to system enhancements and expansions. These related costs are also capitalized. We amortize these capitalized costs upon acceptance or commercial launch of the initial set-up, enhancement or expansion of the service over the expected relationship period or the expected economic useful life, as appropriate, using the straight-line method. Expenses incurred to maintain and sustain the service delivery after the initial setup, enhancement or expansion of a managed services arrangement are expensed as incurred. We evaluate the lives and realizability of the capitalized costs on a periodic basis or as needed.

        In the event indications exist that a capitalized managed services cost balance to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term, and compared to the unamortized managed services contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract's fair value in the period such determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the financial model that was developed as part of the original proposal process and subsequent annual budgets.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts based upon our historical experience and any specifically identified customer collection issues. We monitor and analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, and current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts of $0.1 million recorded as of December 31, 2007, and this difference may have a material effect on our financial position and results of operations.

        Write-down of Excess and Obsolete Inventories.    We value our inventories at the lower of cost (first-in, first-out method) or market. We regularly review our inventories and record charges for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Actual excess and obsolete inventory could differ from the write-down of excess and obsolete inventories of $2.7 million recorded as of December 31, 2007.

        Goodwill and Other Intangible Assets.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2007, we performed our annual test of goodwill allocated to the LiveWire Mobile division, to determine if there was any impairment. We determined that the LiveWire Mobile reporting unit's fair value exceeded the carrying value of its net assets, using income valuation method modeling. Accordingly, no impairment was recorded in 2007. Estimating future cash flows requires us to make projections that can differ materially from actual results. Management evaluated the useful lives assigned to other intangible assets, which resulted in no changes to such useful lives. Other intangible assets arose from the acquisition of Openera in February 2006, which are amortized over their respective economic useful lives proportionate to their expected cash flow.

        Discontinued Operations.    In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), we are reporting the NI division as a discontinued operation in the consolidated financial statements for all periods presented. The Company recorded a gain of $1.6 million (net of income tax expense of $6 thousand) upon the sale of the NI division in the fourth quarter of 2007.

        Long-lived Assets.    In accordance with SFAS 144, we evaluate the carrying value of our long-lived assets. SFAS 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2007, we did not believe any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level or other appropriate cash flows based on various operating assumptions such as average revenue per subscriber unit, expected length of customer relationship and subscriber uptake. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

        Stock-based Compensation Expense.    On January 1, 2006, we implemented the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") and related interpretations. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. We selected the modified prospective transition method for implementing SFAS 123R and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of SFAS 123R. Stock-based compensation related to any unvested awards granted prior to January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of our stock-based awards, less estimated forfeitures, is amortized over the awards' vesting periods on a straight-line basis.

        Prior to the adoption of SFAS 123R, we accounted for the costs of our stock-based employee compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock

Issued to Employees ("APB 25"), and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the market value of the underlying common stock on the date of grant.

        The fair value of each option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under SFAS 123R, we establish the volatility assumption based exclusively on historical volatility, and the expected life assumption is established based upon an analysis of historical option exercise behavior. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating our expected term assumptions. We have never declared or paid any cash dividends on our common stock and have no current plans to pay cash dividends on our common stock. The payment of any future cash dividends will be determined by the our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, tax laws, certain corporate law requirements and various other factors.

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

        Restructuring and Other Related Charges.    We continually evaluate our staffing levels to meet our business objectives and our strategy to reduce our cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers' Accounting for Post-employment Benefits ("SFAS 112"). The provisions of SFAS 112 require us to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of benefits such as health and life insurance.

        From time to time, we announce reorganization plans that may include eliminating positions. Each plan is reviewed to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). The provisions of SFAS 146 require us to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan. Also, from time to time, we may cease to use certain facilities prior to expiration of the underlying lease agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS 146. The provisions of SFAS 146 require us to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements.

        Subsequent to recording such accrued liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material.

        Income Taxes.    The preparation of our consolidated financial statements requires us to provide for income taxes in each of the jurisdictions in which we operate, including those outside the United States that may be subject to certain risks that ordinarily would not be expected in the United States. A change in our income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves estimating our current income tax expense (benefit), including our uncertain tax positions, together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

        Management's judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance of $149.8 million as of December 31, 2007 due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carry forwards. We establish valuation allowances based on historical levels of profitability as well as our estimates of future taxable income by each jurisdiction in which we operate, and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

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

        We determine our effective tax rate by dividing our income tax expense by our income before taxes as reported in our consolidated statement of operations. For reporting periods prior to the end of the fiscal year, we record income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of deductible and non-deductible expenses.

        On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. We had no adjustments to retained earnings as a result of the implementation of FIN 48. All of our deferred tax assets have a full valuation allowance recorded against them as their realization does not meet the "more likely than not" criteria under SFAS 109 based on our current financial status. As of December 31, 2007 and December 31, 2006, we had accrued $0.6 million and $0.4 million for uncertain tax positions, respectively, all of which will impact our effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. As of the filing date of this annual report on Form 10-K, an estimate of the range that will reverse in the next twelve months of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying consolidated statements of operations. At December 31, 2007 and 2006, we had $127,000 and $75,000, respectively, of accrued interest expense related to uncertain tax positions.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of revenues.

	Year Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	38.1	34.5	34.5

Gross profit	61.9	65.5	65.5
Operating expenses:
Selling, general and administrative	50.5	46.1	32.6
Research and development	22.1	22.7	20.2
Restructuring and other related charges	—	5.7	—

Total operating expenses	72.6	74.5	52.8

Operating income (loss)	(10.7)	(9.0)	12.7
Other income (expense), net	0.7	1.0	1.2

Income (loss) from continuing operations before income taxes	(10.0)	(8.0)	13.9

Income tax expense	0.4	0.4	0.5

Net income (loss) from continuing operations	(10.4)%	(8.4)%	13.4%

        Revenues.    Revenues consist primarily of product and license sales and, to a lesser extent, services provided to our customers. NMS Communications division revenues consist of sales of our systems building block products and services, video products and services, and voice quality enhancement and echo cancellation products, systems and services. LiveWire Mobile division revenues consist of sales of our MyCaller Ringback Platform and related services, including managed services.

        Cost of revenues.    Cost of revenues consists primarily of product costs, cost of services provided to our customers, including the costs of managed services, and overhead associated with fulfillment operations. Our manufacturing process is outsourced to contract manufacturers. The amortization of certain acquired intangible assets and stock-based compensation expense are also included in cost of revenues.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries, stock-based compensation, commissions and related personnel and overhead expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. The amortization of intangible assets related to acquired customer relationships from Openera are also included in selling, general and administrative expenses.

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

        Discontinued Operations.    On December 21, 2007, we sold our NI division to Verso. Accordingly, the operating results of the NI division have been reclassified as a discontinued operation in the consolidated statements of operations for all historic reporting periods.

        The NI division had revenues of $5.4 million, $3.6 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net loss from the discontinued operations was $2.4 million (net of income tax benefit of $0.1 million), $7.7 million (net of income tax benefit of $0.1 million) and $9.5 million (net of income tax benefit of $0.2 million) for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, we recorded a gain on the sale of the transaction of $1.6 million (net of income tax expense of $6 thousand).

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
NMS Communications division	$69.2	84.0%	$87.1	90.7%	(20.5)%
LiveWire Mobile division	13.2	16.0	8.9	9.3	48.6%

Total revenues	$82.4	100.0%	$96.0	100.0%	(14.1)%

        We experienced a decrease in the NMS Communications division revenues in the year ended December 31, 2007, as compared to the year ended December 31, 2006. The decrease of our NMS Communications division sales was due primarily to continued erosion of low-end time-division multi-plex ("TDM") solutions to standard IP computing platforms, as well as, the significant decrease of sales of our voice quality products in the first and second quarters of 2007 compared to the first and second quarters of 2006. This decrease was based primarily on deployments of our products in the 3G network of a major Japanese operator that concluded in the second quarter of 2006. Sales from our VQS product line were $6.0 million in 2007 and $16.0 million in 2006.

        We experienced strong growth in the LiveWire Mobile division revenues during the year ended December 31, 2007, as compared to the year ended December 31, 2006, as a result of increased demand for our MyCaller Ringback Platform and related services. This increase was due to expansion orders from existing customers, as our customers experience growth in subscribers, and additional new customers. We continue to see growth in this area through new and existing operator deployments around the world. In the fourth quarter of 2007, we recognized $0.5 million related to our managed services offerings. We will continue to market managed services offerings and we expect them to become an increasingly important component of our revenue in 2008.

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Americas	$32.9	39.9%	$40.4	42.1%	(18.6)%
Europe, Middle East and Africa	21.0	25.5	25.4	26.5	(17.1)%
Asia	28.5	34.6	30.2	31.4	(5.5)%

Total revenues	$82.4	100.0%	$96.0	100.0%	(14.1)%

        For the year ended December 31, 2007, revenues derived from the Americas market decreased as compared to the year ended December 31, 2006, primarily due to an unusually large $3.2 million sale of an end-of-life product in 2006, coupled with a decrease in demand for NMS Communications division platform products. For the year ended December 31, 2007, as compared to the year ended December 31, 2006, we experienced a decrease in the revenues from the EMEA market due to the decrease in demand for our NMS Communications division products and services. Revenues attributable to the Asia market declined during the year ended December 31, 2007, as compared to the year ended December 31, 2006, as a Japanese mobile operator completed its deployment of our voice quality products in its 3G network in 2006, offset by growth in sales of our MyCaller Ringback Platform and related services.

Gross Profit and Cost of Revenues

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Revenues	$82.4	100.0%	$96.0	100.0%	(14.1)%
Cost of revenues	31.4	38.1	33.1	34.5	(4.9)%

Gross profit	$51.0	61.9%	$62.9	65.5%	(18.9)%

        We experienced a decrease in gross profit margin in the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily due to an overall decrease in sales of our NMS Communications division products of $18.0 million, which typically carry higher product margins than our other products. This decrease was also a result of increased costs associated with investments in our professional and technical services delivery capabilities, primarily in support of the LiveWire Mobile division.

Selling, General and Administrative

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Selling, general and administrative	$41.6	50.5%	$44.3	46.1%	(6.0)%

        Selling, general and administrative expenses decreased during the year ended December 31, 2007, compared to the year ended December 31, 2006. The decrease was primarily comprised of a $2.1 million decrease in personnel and related costs that resulted from the restructuring actions taken in the second half of 2006 and other personnel reductions. The decrease is also attributable to a $1.5 million reduction in travel and entertainment expenses.

Research and Development

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Research and development	$18.2	22.1%	$21.8	22.7%	(16.5)%

        Our research and development spending decreased during the year ended December 31, 2007 in comparison to the year ended December 31, 2006. This decrease was primarily attributable to a decrease in personnel and related costs as a result of the restructuring actions taken in the second half of 2006, including the closure of our Redbank, New Jersey facility in 2006. Our research and development activities are primarily focused on opportunities relating to personalized mobile applications, and IP-based services, including VoIP. Our research and development spending is currently directed to enhance our existing board and software families, next generation board and related software offerings (incorporating for example, video capabilities), our Vision media servers, and our MyCaller Ringback Platform product line. In 2008, we expect research and development spending to increase, as we continue to invest in our strategic product initiatives.

Restructuring and Other Related Charges

        In the third quarter of 2006, in order to reduce operating costs, we eliminated 17 employee positions and closed our engineering facility in Red Bank, New Jersey, which resulted in restructuring and other related charges of $1.3 million. These charges consisted of $0.8 million of employee severance-related costs, $0.4 million of lease termination costs and $0.1 million of fixed asset write-offs.

        In the fourth quarter of 2006, in order to further reduce operating costs, we eliminated 40 employee positions, which resulted in restructuring charges of $1.9 million. These charges primarily consisted of severance-related costs. In the fourth quarter of 2006, we also entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the "2006 sublease"). We exited this facility as of December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, we updated our analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, we recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges that we recognized in 2006 related to these actions were $2.3 million of facility related costs. We continue to realize annual costs savings of approximately $2.6 million, which consists of $2.1 of personnel related costs and $0.5 million of reduced facility related costs. The following table illustrates the components of the restructuring and other related charges incurred during the year ended December 31, 2006. There were no restructuring charges in 2007.

Year Ended December 31, 2006
(In millions)
Involuntary severance related costs	$2.7
Facility related costs	2.7
Write-down of fixed assets	0.1

Restructuring and other related charges	$5.5

Other Income (Expense), Net

        The decrease in interest income for the year ended December 31, 2007, as compared with the year ended December 31, 2006, is attributable to a $2.1 million decrease in our cash, cash equivalents and marketable securities, as well as a decrease in interest rates. Included in other expense, net in the years ended December 31, 2007 and 2006, are $0.5 million and $0.7 million, respectively, of loss related to foreign exchange expense.

	Year Ended December 31,
	2007	2006
	(In millions)
Interest income	$1.2	$1.7
Other	(0.7)	(0.8)

Total other income (expense), net	$0.5	$0.9

Income Tax Expense

	Year Ended December 31,
	2007	2006
	(In millions)
Income tax expense	$0.3	$0.4

        Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which resulted in no material adjustment in the liability for unrecognized income tax benefits.

        Income tax expense is primarily due to foreign income taxes incurred by foreign subsidiaries and additional accruals for uncertain tax positions, as discussed below. This income tax expense is partially offset by tax credits earned for our research and development activities performed at our Canadian facility, as well as a tax refund received by our Israeli subsidiary.

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

        During the year ended December 31, 2007, we reached a final settlement with the French tax authorities related to audits for the tax years 2003 through 2004. The settlement of $182,000 was finalized and paid in January 2008. As part of the settlement, we also adjusted our gross net operating loss carryforwards and related valuation allowances from $6.3 million to $1.6 million as of December 31, 2006. These gross net operating loss carryforwards had a full valuation allowance against them at December 31, 2007 and 2006. Based upon the settlement there was no material impact to our net income, accumulated deficit or net deferred taxes in any historic periods.

        For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of $201.2 million at December 31, 2007. Of this amount, $21.1 million relates to deductions from the exercise of stock options, of which $1.5 million is tracked separately and not included in our deferred tax asset in accordance with SFAS 123R. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), Section 382, certain changes in our ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2008 if unutilized. We also had foreign net operating loss carryforwards of $20.5 million. As of December 31, 2007, we had approximately $6.5 million of tax credits in the U.S. that are composed of federal research and development tax credits and state and local credits. These credits will begin to expire in 2008 if unutilized. In addition, we had Canadian investment tax credits of approximately $5.0 million as of December 31, 2007. These credits begin to expire in 2014 if unutilized.

        United States income taxes were not provided on cumulative undistributed earnings for certain non-U.S. subsidiaries of approximately $4.5 million. We intend to reinvest these earnings indefinitely in our operations outside the United States.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
NMS Communications division	$87.1	90.7%	$101.8	93.8%	(14.4)%
LiveWire Mobile division	8.9	9.3	6.8	6.2	31.3%

Total revenues	$96.0	100.0%	$108.6	100.0%	(11.6)%

        We experienced a decrease in the NMS Communications division revenue in the year ended December 31, 2006, as compared to the year ended December 31, 2005. The decrease of our NMS Communications division sales was due primarily to continued erosion of low-end TDM solutions to standard IP computing platforms. The change also resulted from a 47.5% decrease of sales of our VQS products and services as described below. This decrease was partially offset by an increase in revenues earned by our LiveWire Mobile division. Sales of our VQS products and services decreased in 2006 compared to 2005 based primarily on fewer deployments of our products in the 3G network of a major Japanese operator. This deployment started in the second quarter of 2005 and diminished through 2006. We do not expect to continue to earn any more revenues on such deployments in the future. The functionality incorporated in our VQS products has become an embedded technology rather than stand-alone technology.

        In 2006, we continued to see growth in the LiveWire Mobile division from sales of its MyCaller Ringback Platform and related services through new operator deployments and expansions around the world.

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Americas	$40.4	42.1%	$40.9	37.6%	(1.1)%
EMEA	25.4	26.5	23.7	21.8	7.3%
Asia	30.2	31.4	44.0	40.6	(31.5)%

Total revenues	$96.0	100.0%	$108.6	100.0%	(11.6)%

        Revenues generated from the Americas in 2006 decreased slightly in comparison to 2005. Revenue from the EMEA region increased in the year ended December 31, 2006 due to growth in the sales from our LiveWire Mobile division. The Asia market experienced a decline in revenues during the year ended December 31, 2006, as compared to the year ended December 31, 2005, as the Japanese mobile operator completed its deployment of our VQS products in its 3G network, as described more fully above.

Gross Profit and Cost of Revenues

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Revenues	$96.0	100.0%	$108.6	100.0%	(11.6)%
Cost of revenues	33.1	34.5	37.5	34.5	(11.8)%

Gross profit	$62.9	65.5%	$71.1	65.5%	(11.5)%

        We experienced a decrease in gross profit in the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily due to a decrease in annual sales of our VQS products and related services as described above. Product sales associated with the LiveWire Mobile division generate lower product margins than our NMS Communications division due to the labor efforts to put the products to use. Service costs, which represent primarily sales technical support activities, decreased as a result of fewer employees. During 2006, we recognized $1.1 million of amortization expense related to the core technology acquired from Openera, and $0.1 million of stock-based compensation expense due to the adoption of SFAS 123R in cost of revenues.

Selling, General and Administrative

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Selling, general and administrative	$44.3	46.1%	$35.4	32.6%	24.9%

        Selling, general and administrative expenses increased during the year ended December 31, 2006, as compared to the year ended December 31, 2005. The increase for the year ended December 31, 2006 was primarily comprised of $5.0 million of increased payroll expense due to an increase in headcount, $1.8 million of stock-based compensation expense due to the adoption of SFAS 123R and $2.5 million of stock-based compensation expense associated with the Openera acquisition, a $1.0 million increase of travel expenses primarily related to our international customers and the integration of Openera (whose operations were primarily in India), and $0.1 million of amortization related to acquired intangibles. These increases were partially offset by a $1.5 million decrease in sales commissions due to the decrease in 2006 annual sales.

Research and Development

	Year Ended December 31,
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Research and development	$21.8	22.7%	$22.0	20.2%	(0.7)%

        Our research and development spending decreased slightly in 2006 in comparison to 2005. This decrease was primarily attributable to a decrease in personnel costs. Our research and development activities are primarily focused on opportunities relating to emerging wireless applications, radio access networks and emerging IP-based services, including VoIP. Our research and development spending is currently directed to enhance our existing board and software families, next generation board and related software offerings (incorporating for example, video capabilities), our Vision series of application ready media servers, and MyCaller Ringback platform. For the year ended December 31, 2006 we invested approximately $7.6 million in the MyCaller Ringback platform. For the year ended December 31, 2006, we incurred $0.3 million of stock-based compensation expense associated with the adoption of SFAS 123R, which is reflected in research and development.

Restructuring and Other Related Charges

        In the third quarter of 2006, in order to reduce operating costs, we eliminated 17 employee positions and closed our engineering facility in Red Bank, New Jersey, which resulted in restructuring and other related charges of $1.3 million. These charges consisted of $0.8 million of employee severance-related costs, $0.4 million of lease termination costs and $0.1 million of fixed asset write-offs.

        In the fourth quarter of 2006, in order to further reduce operating costs, we eliminated 40 employee positions, which resulted in restructuring charges of $1.9 million. These charges primarily consisted of severance-related costs. In the fourth quarter of 2006, we also entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the "2006 sublease"). We exited this facility as of December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, we updated our analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, we recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges we recognized in 2006 related to these actions were $2.3 million of facility related costs. The following table illustrates the components of the restructuring and other related charges incurred during the year ended December 31, 2006. There were no restructuring charges in 2005.

Year Ended December 31, 2006
(In millions)
Involuntary severance related costs	$2.7
Facility related costs	2.7
Write-down of fixed assets	0.1

Restructuring and other related charges	$5.5

Other Income (Expense), Net

        Interest income increased due to a rise in interest rates in 2006. The decrease in interest expense was attributable to the repurchase and retirement of outstanding convertible debt in 2005. There was no third-party debt outstanding as of December 31, 2006. Included in "Other" in the year ended December 31, 2006, are $0.4 million of foreign exchange expense.

	Year Ended December 31,
	2006	2005
	(In millions)
Interest income	$1.7	$1.6
Interest expense	—	(0.8)
Other	(0.8)	0.6

Total other income (expense), net	$0.9	$1.4

Income Tax Expense

	Year Ended December 31,
	2006	2005
	(In millions)
Income tax expense	$0.4	$0.5

        Income tax expense is primarily due to foreign income taxes incurred by foreign subsidiaries offset by tax credits earned related to our research and development activities performed at our Canadian facility.

        For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $176.2 million at December 31, 2006. Of this amount, $21.1 million relates to deductions from the exercise of stock options, of which approximately $1.5 million is tracked separately and not included in our deferred tax asset (in accordance with FAS 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized.

Under the provisions of the Internal Revenue Code Section 382, certain changes in our ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards that may be used in future years. These carryforwards began to expire in 2007 if unutilized. We also had foreign net operating loss carryforwards of approximately $28.4 million as of December 31, 2006. As of December 31, 2006, we had approximately $6.4 million of tax credits in the U.S. that are comprised of federal research and development credits and state and local credits. These credits began to expire in 2007 if unutilized. In addition, we had Canadian investment tax credits of approximately $4.4 million as of December 31, 2006. These credits begin to expire in 2014 if unutilized.

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

Liquidity and Capital Resources

	December 31,
	2007	2006
	(In millions)
Cash, cash equivalents and marketable securities	$30.2	$32.3
Working capital	$31.3	$35.8

        As of December 31, 2007, our liquid assets included cash, cash equivalents and marketable securities of $30.2 million. We intend to use our cash for general corporate purposes, which may include working capital, capital expenditures, share repurchases and potential acquisitions. In connection with the sale of the NI division, we received consideration of $850,000 of cash and 5,374,033 shares of Verso common stock, which is valued at $1.8 million as of December 31, 2007. As of December 31, 2007, these shares were unregistered. Per the terms of the Agreement, Verso has 90 days from the close of the transaction date to register the shares. Trading of the shares is limited until such registration occurs. As of December 31, 2007, we had no significant capital spending or purchase commitments other than facility leases and purchase orders in the ordinary course of business.

        In January 2008, we formed a wholly-owned subsidiary, LiveWire Mobile, Inc. ("LiveWire Mobile"), a Delaware Corporation. In conjunction with creating LiveWire Mobile, we intend to contribute or license the personnel, assets, liabilities and intellectual property rights of our LiveWire Mobile division. On March 17, 2008, LiveWire Mobile acquired Groove Mobile, Inc. ("Groove Mobile") for cash consideration of $14.5 million. Groove Mobile, whose operations are based in Bedford, Massachusetts, is a provider of mobile music solutions. The acquisition will enable LiveWire Mobile to expand its ability to offer a portfolio of managed services, including ringback tones, ringtones, and full track music and video downloads delivered though an integrated storefront.

        We believe that our available liquid assets and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months. Material risks to cash flow from operations include lower than anticipated revenues and delayed cash receipts from sales of our products and services. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of revenue we will be able to achieve in the future, the successful introduction of new products and services in the market and capital expenditures required to support our business. Long-term cash requirements for normal operating expenses and as well as for selling and general administrative expenses are anticipated for the continued development of new products as well as for selling and general administrative expenses. At this time we do not anticipate additional significant acquisitions of businesses or technologies complementary to our business. In the future we could require additional external financing through the sales of additional equity or other financing vehicles. There is no assurance that such financing can be obtained on favorable terms, if at all.

Cash Flow

        Sources and uses of cash for the 2007, 2006 and 2005 years are summarized in the table below.

	Year Ended December 31,
	2007	2006	2005
	(In millions)
Net cash provided by (used in) operating activities	$0.1	$(5.5)	$3.6
Net cash provided by (used in) investing activities	$(5.2)	$1.4	$32.8
Net cash provided by (used in) financing activities	$0.2	$(22.4)	$(18.0)

        The principal driver in the change in cash flows provided by operations is net income (loss) adjusted by certain non-cash items such as amortization and stock-based compensation. Net loss decreased by $6.5 million from a net loss of $15.8 million for the year ended December 31, 2006, to a net loss of $9.3 million for the year ended December 31, 2007. We recognized net income of $5.0 million in 2005. In both the years ended December 31, 2007 and 2006, we incurred amortization expense of $1.2 million, as a result of the acquisition of Openera in February 2006. We also incurred stock-based compensation expense of $5.1 million and $4.8 million during the years ended December 31, 2007 and 2006, with the adoption of SFAS 123R on January 1, 2006. These amounts include stock-based compensation expense of $2.8 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively, related to the restricted stock and common stock consideration used to purchase Openera in February 2006. There was no stock-based compensation expense in 2005.

        Our cash flows from operating activities are also affected by changes in our operating assets and liabilities. As of December 31, 2007, 2006 and 2005, DSO from continued and discontinued operations, collectively, were 57 days, 49 days and 56 days, respectively. DSO is significantly affected by the timing of customer shipments and invoicing. For most of our products, we invoice at the time of shipment. For other of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represents inventory in the channel, systems shipped to customers from which we are awaiting acceptance or other deferred elements of a contract, maintenance and support services billed but not yet delivered and managed services where revenue is not yet recognized. For the year ended December 31, 2007, cash flows used in accounts receivable and deferred revenue activity were $(0.5) million and $(0.8) million, respectively. These balances may vary based on timing of invoicing, cash receipts and timing of revenue recognition. For the year ended December 31, 2007, we utilized cash aggregating $1.6 million related to the restructuring activities taken in the second half of 2006.

        Our cash flows used in investing activities were primarily driven by the purchases of fixed assets and other long term assets and purchases and maturities of our marketable securities. On December 21, 2007, we sold our NI division to Verso for consideration of $850,000 and 5,374,033 shares of Verso common stock, which was valued at $1.8 million as of December 31, 2007.

        As part of our board of director's plan to repurchase our common stock, we used $23.3 million in 2006 to repurchase 7,888,985 shares of our common stock. The stock repurchase programs were completed in September 2006.

        In connection with the acquisition of Openera, we acquired debt of $0.7 million which was repaid in 2006. For the year ended December 31, 2005, we used $20.9 million to repurchase $19.9 million of debt obligations, which were fully retired in October 2005, and related interest of $1.0 million.

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

Contractual Obligations

	Payments due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All other
Operating lease obligations	$15,877	$4,247	$6,548	$4,493	$589	$—
Purchase obligations	3,808	3,808	—	—	—	—
Uncertain tax positions and related interest	714	—	—	—	—	714

Total contractual obligations	$20,399	$8,055	$6,548	$4,493	$589	$714

        Operating lease obligations do not include estimated sublease income of $2.3 million, which is expected to be received over the next five years. Purchase obligations are open purchase orders defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to components, software licenses and services, and equipment maintenance services. The amounts are based on our contractual commitments.

        Our agreement with one of our manufacturers, Plexus, requires Plexus to turn NMS-related inventory at least eight times per year. If this condition is not met, we must purchase enough inventory to bring Plexus up to eight turns. At December 31, 2007, we satisfied the eight turn goal. As such, we have not included any amounts in the table of contractual obligations related to our commitment with Plexus at December 31, 2007. We can only ascribe value to such commitment when we have not met the condition as determined at a specific point in time, based on facts and circumstances. We have no such arrangements with our other third-party contract manufacturer.

        As of December 31, 2007, we recorded a liability related to uncertain tax positions of $587,000 and related interest of $127,000. In January 2008, we paid $182,000 of taxes and interest, related to an uncertain tax position recorded in 2007. We are unable to reasonably estimate the timing of the remainder uncertain tax positions and related interest in individual years beyond 12 months due to uncertainties in the timing of the effective settlements of tax positions.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We are currently evaluating the provisions of SFAS 157.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our results of operations or financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

        We maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations. The majority of our orders are billed in U.S. dollars, however, we do accept orders and bill in currencies other than U.S. dollars. We regularly monitor the level of non-U.S. dollar accounts receivable balances to determine if any actions should be taken to minimize the impact of fluctuating exchange rates on our results of operations.

        Our exposure to foreign currency exchange risk also relates to the remeasurement of our intercompany balances. The balances are remeasured at each reporting period, at the current foreign exchange rates.

Interest Rate Sensitivity

        We had cash and cash equivalents of $20.2 million and short term investments of $10.0 million, which includes $1.8 million of Verso common stock, at December 31, 2007. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in low-risk securities, including money market funds, certificates of deposit and U.S. government and agency bonds. As of December 31, 2007, our cash equivalents and our short-term investments were comprised of money market funds, certificates of deposit, U.S. government and agency bonds and Verso common stock. The Verso common stock is subject to market volatility. A change in the market price of the Verso common stock may cause its fair value to fluctuate.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NMS Communications Corporation:

        In our opinion, the consolidated financial statements included in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NMS Communications Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 1, 2008

NMS Communications Corporation

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$20,179	$25,176
Marketable securities	9,993	7,082
Accounts receivable, net of allowance for doubtful accounts of $113 and $829, respectively	13,762	13,270
Inventories	2,720	3,649
Prepaid expenses and other assets	3,414	3,100

Total current assets	50,068	52,277

Property and equipment, net	5,096	6,625
Goodwill	5,427	5,469
Other intangible assets, net	4,185	3,782
Other assets, net	2,964	1,177

Total assets	$67,740	$69,330

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,846	$3,849
Accrued expenses and other liabilities	7,557	5,952
Accrued restructuring	938	2,228
Deferred revenue	3,414	4,431

Total current liabilities	18,755	16,460

Accrued restructuring	1,811	2,104
Accrued warranty expense	171	122

Total liabilities	20,737	18,686

Commitments and contingencies (note 16)
Stockholders' equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at December 31, 2007 and 2006, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized at December 31, 2007 and 2006, respectively; 52,991,435 shares issued and 45,642,905 shares outstanding at December 31, 2007 and 52,991,435 shares issued and 45,441,183 outstanding at December 31, 2006	530	530
Additional paid-in capital	433,423	428,717
Accumulated deficit	(362,821)	(353,511)
Accumulated other comprehensive loss	(2,396)	(2,762)
Treasury stock, at cost, 7,348,530 shares at December 31, 2007 and 7,550,252 shares at December 31, 2006	(21,733)	(22,330)

Total stockholders' equity	47,003	50,644

Total liabilities and stockholders' equity	$67,740	$69,330

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands except for per share data)
Revenues	$82,452	$95,973	$108,559
Cost of revenues	31,445	33,063	37,489

Gross profit	51,007	62,910	71,070
Operating expenses:
Selling, general and administrative	41,620	44,269	35,437
Research and development	18,200	21,798	21,960
Restructuring and other related charges	—	5,469	—

Total operating expenses	59,820	71,536	57,397

Operating income (loss)	(8,813)	(8,626)	13,673
Other income (expense):
Interest income	1,213	1,730	1,643
Interest expense	—	—	(878)
Other	(669)	(786)	590

Other income, net	544	944	1,355

Income (loss) from continuing operations before income taxes	(8,269)	(7,682)	15,028
Income tax expense	306	377	521

Income (loss) from continuing operations	(8,575)	(8,059)	14,507

Loss from discontinued operations (net of income tax benefit of $90, $139 and $153, respectively)	(2,366)	(7,692)	(9,535)
Gain on disposal of discontinued operations (net of income tax expense of $6)	1,631	—	—

Net income (loss)	$(9,310)	$(15,751)	$4,972

Net income (loss) from continuing operations per common share—basic and diluted	$(0.20)	$(0.17)	$0.30

Net income (loss) per common share—basic and diluted	$(0.21)	$(0.33)	$0.10

Shares used in net income (loss) per common share—basic	43,953	48,467	47,884

Shares used in net income (loss) per common share—diluted	43,953	48,467	48,285

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Stockholders' Equity

						Treasury stock
	Common Stock				Accumulated other comprehensive income (loss)
(In thousands)			Additional paid-in capital	Accumulated deficit			Amount (at cost)	Total stockholders' equity	Comprehensive Income (loss)
	Shares	Amount				Shares
Balance, December 31, 2004	47,369	$474	$412,989	$(342,732)	$(2,300)	—	$—	$68,431

Exercise of common stock options	898	8	1,560					1,568
Issuance of common stock under employee purchase plan	145	2	390					392
Change in market value of securities available for sale					95			95	95
Foreign currency translation adjustment					(1,363)			(1,363)	(1,363)
Net income				4,972				4,972	4,972

Balance, December 31, 2005	48,412	$484	$414,939	$(337,760)	$(3,568)	—	$—	$74,095	$3,704

Exercise of common stock options	534	5	518			(275)	812	1,335
Issuance of common stock under employee purchase plan	67	1	141			(64)	190	332
Repurchase of common stock						7,889	(23,332)	(23,332)
Issuance of common stock and restricted stock under Openera acquisition	3,978	40	7,774					7,814
Issuance of vested common stock options under Openera acquisition			577					577
Stock based compensation			4,768					4,768
Change in market value of securities available for sale					15			15	15
Foreign currency translation adjustment					791			791	791
Net loss				(15,751)				(15,751)	(15,751)

Balance, December 31, 2006	52,991	$530	$428,717	$(353,511)	$(2,762)	7,550	$(22,330)	$50,644	$(14,945)

Exercise of common stock options			(291)			(114)	339	48
Issuance of common stock under employee purchase plan			(131)			(87)	258	127
Stock based compensation			5,128					5,128
Change in market value of securities available for sale					(53)			(53)	(53)
Foreign currency translation adjustment					419			419	419
Net loss				(9,310)				(9,310)	(9,310)

Balance, December 31, 2007	52,991	$530	$433,423	$(362,821)	$(2,396)	7,349	$(21,733)	$47,003	$(8,944)

The accompanying notes are an integral part of the consolidated financial statements.

NMS Communications Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(9,310)	$(15,751)	$4,972
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of property and equipment	2,848	2,832	2,774
Gain on disposal of discontinued operations	(1,631)	—	—
Amortization of managed services assets	170	—	—
Amortization of other intangibles	1,168	1,218	—
Amortization (accretion) of marketable securities	29	(484)	(210)
Stock based compensation expense	5,128	4,768	—
Loss on disposal of property and equipment	94	367	164
Foreign exchange translation loss (gain)	343	433	(378)
Write-off and amortization of debt issuance costs	—	—	131
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(492)	4,218	(2,580)
Inventories	737	(805)	602
Prepaid expenses and other assets	(121)	907	(1,160)
Accounts payable	3,118	(1,170)	514
Accrued expenses and other liabilities	427	(5,573)	(129)
Accrued restructuring	(1,583)	3,416	(393)
Deferred revenue	(848)	171	(661)

Cash (used in) provided by operating activities	77	(5,453)	3,646

Cash flow from investing activities:
Purchases of property and equipment	(1,714)	(2,864)	(3,337)
Purchases of managed services assets	(1,662)	(224)	—
Purchases of licenses	(1,571)	—	—
Purchases of marketable securities	(9,805)	(23,580)	(42,321)
Proceeds from the maturity of marketable securities	8,750	28,000	78,440
Proceeds from sale of the NI division	850	—	—
Cash acquired through acquisition of a business	—	42	—

Cash provided by (used in) investing activities	(5,152)	1,374	32,782

Cash flow from financing activities:
Repayment of debt	—	(715)	(19,942)
Repurchase of common stock	—	(23,332)	—
Proceeds from issuance of common stock	175	1,667	1,960

Cash (used in) provided by financing activities	175	(22,380)	(17,982)

Effect of exchange rate changes on cash	(97)	423	(1,038)

Net increase (decrease) in cash and cash equivalents	(4,997)	(26,036)	17,408

Cash and cash equivalents, beginning of year	25,176	51,212	33,804

Cash and cash equivalents, end of year	$20,179	$25,176	$51,212

Supplemental cash flow information:
Interest paid	$—	$—	$997
Taxes paid	$598	$276	$251
Acquisition of Openera:
Fair value of assets acquired, net of cash acquired	$—	$11,485	$—
Fair value of liabilities acquired	$—	$2,775	$—
Receipt of Verso common stock from sale of NI division	$1,881	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1—Summary of Significant Accounting Policies

Business Description

        NMS Communications Corporation is a provider of enabling technologies, platforms and systems to wireless and wireline telecommunications operators and network equipment and application providers. The Company's products, which include systems building blocks, service delivery systems and personalized mobile entertainment applications, voice quality systems, and services address a wide range of customers' needs as they seek to develop and deploy enhanced voice and data services and applications, and improve the quality and efficiency of communications networks. Telecommunications operators use the Company's products to improve customer acquisition and retention, diversify revenue streams and reduce operating costs and capital expenditures. Network equipment and application providers use the Company's products to help deploy leading technology solutions for their telecommunication operator and enterprise customers in a timely and cost-effective manner. The Company sells its products worldwide through its direct sales force as well as through channel partners. The Company's customers include leading telecommunications operators and network equipment and application providers.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates related to the allowance for doubtful accounts and sales returns, write-down of excess and obsolete inventories to the lower of cost or market value, the realizability of goodwill and other long-lived assets, income taxes, restructuring and other related charges, and accounting for acquisitions. Management establishes these estimates based on historical experience and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

        The Company derives its revenue from two sources: (i) sales of products, including hardware and software licenses; and (ii) services, including maintenance and support services, software updates, professional services and managed services. Maintenance and support services consist of on-site support, telephone and on-line support, and training. Professional services projects may consist of multiple elements including hardware and/or software installation, configuration, integration and customization services provided to customers. Managed services consist of supplying, outsourcing and/or maintaining systems for the benefit of customers. These systems may be Company owned pursuant to managed services arrangements or customer owned pursuant to a cap-ex arrangement.

        The Company sells its products and services through its direct sales force and through channel partners, which include resellers, distributors and system integrators. When the software is more than incidental and is essential to the functionality of the hardware, the Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"), and related interpretations. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is considered probable. For all sales, the Company uses a binding contract and/or a purchase order as evidence of an arrangement with the customer or channel partner. Sales to the Company's channel partners are evidenced by a master agreement governing the relationship, together with binding purchase orders for individual transactions. The Company considers delivery to occur when it ships the product, so long as title and risk of loss have passed to the customer. At the time of a transaction, the Company assesses whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If the Company determines the fee is not fixed or determinable, the Company recognizes revenue when the fee is fixed. The Company assesses if collection is probable based on a number of factors, including past transaction history and the creditworthiness of the customer. If the Company determines that collection is not probable, the Company does not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash or when payments become due.

        For arrangements with customers that include acceptance provisions, the Company recognizes revenue upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the contractual acceptance period. In accordance with SOP 97-2, in some circumstances, the Company recognizes revenue on arrangements that contain certain acceptance provisions when it has historical experience that the acceptance provision is perfunctory.

        When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, the Company allocates the entire sale price to each respective element based on vendor specific objective evidence ("VSOE") of fair value for each undelivered element. When arrangements contain multiple elements and VSOE of fair value only exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method in accordance with the provisions of the AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by VSOE of fair value, be deferred and subsequently recognized when delivered. The Company establishes VSOE of fair value for undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price the Company charges when the same element is sold separately, or the price established by management who have the relevant authority to set prices for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, the Company defers revenue for the delivered and undelivered elements until VSOE of fair value exists for all undelivered elements or all elements have been delivered.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48 Revenue Recognition when Right of Return Exists ("SFAS 48"), the Company recognizes revenue upon shipment of products to its stocking distributors, net of estimated returns. The Company offers quarterly return rights to a limited number of channel partners that allow the channel partner to exchange a percentage of its inventory based on its prior purchases. The Company provides for these return rights each quarter in an amount equal to estimated returns.

        When selling to resellers and distributors, the Company defers revenue until collection is deemed probable. When revenue is deferred, if reliable reporting from the reseller or distributor exists, the Company will recognize revenue when the reseller or distributor sells the product to an end-user ("sell-through"). Where reliable reporting does not exist, revenue will be recognized upon the Company's receipt of payment, or in limited circumstances, upon receipt of a letter of credit or similar arrangement.

        Services revenue is primarily comprised of professional services, maintenance and support services and managed services. The Company recognizes revenue from professional services as the services are performed. Maintenance and support services, which are typically sold separately from products, consist of on-site support, telephone and on-line support and training. The Company defers maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognizes it ratably over the term of the maintenance contract, generally twelve months. The Company provides managed services under long term arrangements, typically two to three years. The arrangements may contain provisions requiring customer acceptance of the set-up activities, including installation and implementation activities, prior to the commencement of the ongoing services arrangement. The Company recognizes maintenance and support and managed services revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin SAB No. 104, Revenue Recognition. Accordingly, amounts are earned when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; the service has been provided to the customer; the amount of fees to be paid by the customer is fixed or determinable; and the collection of fees from the customer is reasonably assured.

        Service revenue represents less than 10% of revenue for each of the years ended December 31, 2007, 2006 and 2005.

        When there are shipping and handling fees, the Company invoices customers for such fees. The Company recognizes the invoiced amounts as revenue and the related costs as a cost of revenue.

Capitalization of Managed Services Costs

        The Company capitalizes certain costs associated with the set-up activities of a managed services arrangement. These costs represent incremental external costs or internal costs that are directly related to the set-up, enhancement or expansion of certain managed services offerings. The types of costs that are capitalized include labor and related fringe benefits, subcontractor costs, consulting costs, travel costs, inventory costs and third party product costs. The Company begins to capitalize costs in the period when there is existence of an arrangement. Managed services arrangements may also require the procurement of equipment, development of internally developed software and consulting services related to system enhancements and expansions. These related costs are also capitalized. The Company amortizes these capitalized costs upon acceptance or commercial launch of the initial set-up, enhancement or expansion over the expected relationship period or the expected economic useful life, as appropriate, using the straight-line method. Expenses incurred to maintain and sustain the service delivery after the initial setup, enhancement or expansion of a managed services arrangement are expensed as incurred. The Company evaluates the lives and realizability of the capitalized costs on a periodic basis or when events or circumstances indicate that its carrying amount may not be recoverable.

        In the event indications exist that a capitalized managed services cost balance to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining expected term and compared to the unamortized managed services contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract's fair value in the period such determination is made. The primary indicator used to determine when impairment testing should be performed is when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the financial model that was developed as part of the original proposal process and subsequent annual budgets.

Capitalization of Software Development Costs

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

        The Company does not require collateral on accounts receivable or letters of credit on all foreign export sales. The Company evaluates its customers' creditworthiness before extending credit and performs periodic credit reviews on existing customers.

Investments

        The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are stated at market value, with unrealized gains and losses reflected in other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses on marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities. The Company periodically evaluates the carrying value of its investments for other-than-temporary impairment.

Advertising

        Advertising costs are expensed in the period when incurred and were immaterial for each of the years presented.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of raw materials, work in process, finished goods and inventory at customer sites. Inventory at customer sites represents inventory associated with product that has not yet been accepted by the customer. Write-downs of inventory to lower of cost or market value are based primarily on the estimated forecast of product demand and production requirements over the next twelve months.

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

Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2007, the Company performed its annual test of goodwill allocated to the LiveWire Mobile division to determine if there was any impairment. The Company determined that the LiveWire Mobile reporting unit's fair value exceeded the carrying value of its net assets, using the income valuation method. Accordingly, no impairment was recorded in 2007. Estimating future cash flows requires management to make projections that can differ materially from actual results. The Company evaluated the useful lives assigned to its other intangible assets, which resulted in no changes to such useful lives. Other intangible assets arose from the acquisition of Openera in February 2006, which are amortized over their respective estimated economic useful lives.

Discontinued Operations

        In the fourth quarter of 2007, the Company sold its NI division and certain assets and liabilities of the NI division to Verso Technologies, Inc. ("Verso"), and recognized a $1.6 million gain (net of income tax expense of $6,000). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), the operating results of the NI division have been reclassified as a discontinued operation in the consolidated statement of operations and related disclosures in the Notes to the consolidated financial statements for all historical reporting periods.

Long-Lived Assets

        In accordance with SFAS 144, the Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If future expected undiscounted cash flows are insufficient to recover the carrying value of the assets, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis.

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

Financial Instruments

        The Company's financial instruments include cash, marketable securities, accounts receivable, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at December 31, 2007 and 2006. Debt obligations were repaid in 2006 and 2005. Debt is recorded at its face value.

Restructuring and Other Related Charges and Accrued Restructuring

        The Company continually evaluates its staffing levels to meet its business objectives and its strategy to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers' Accounting for Post-employment Benefits, ("SFAS 112"). The provisions of SFAS 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of benefits such as health and life insurance.

        From time to time, the Company will announce reorganization plans that may include eliminating positions within the Company. Each plan is reviewed to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146"). The provisions of SFAS 146 require the Company to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan. Also from time to time, the Company may cease to use certain facilities prior to expiration of the underlying lease agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS 146. The provisions of SFAS 146 require the Company to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements.

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

        The Company determines its effective tax rate by dividing its income tax expense by its income before taxes as reported in its consolidated statement of operations. For reporting periods prior to the end of the Company's fiscal year, the Company records income tax expense based upon an estimated annual effective tax rate. This rate is computed using the statutory tax rate and an estimate of annual net income adjusted for an estimate of non-deductible expenses.

        On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company had no adjustments to retained earnings as a result of the implementation of FIN 48. The Company has established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States, because the Company believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future. As of December 31, 2007 and December 31, 2006, the Company had accrued $0.6 million and $0.4 million for uncertain tax positions, respectively, all of which will impact the Company's effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this annual report on Form 10-K, an estimate of the range of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying consolidated statements of operations. At December 31, 2007 and 2006, the Company had $127,000 and $75,000, respectively, of accrued interest expense related to uncertain tax positions, which is recorded as a component of tax expense.

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

Stock Option and Stock Purchase Plans

        Effective January 1, 2006, the Company implemented the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") and related interpretations. (See Note 2 of Notes to Consolidated Financial Statements). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing SFAS 123R, and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of SFAS 123R. Stock-based compensation related to any unvested awards granted prior to January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of the Company's stock-based awards, less estimated forfeitures, is amortized over the awards' vesting periods on a straight-line basis.

        Prior to the adoption of SFAS 123R, the Company accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, compensation cost was not recognized for substantially all options granted because the exercise price was at least equal to the market value of the underlying common stock on the date of grant.

        The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under SFAS 123R, the Company's expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected life assumption was established based upon an analysis of historical option exercise behavior. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the Company's expected term assumption. The Company has never declared or paid any cash dividends on the Common Stock and has no current plans to pay cash dividends on the Common Stock. The payment of any future cash dividends will be determined by the Company's board of directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, tax laws, certain corporate law requirements and various other factors.

        The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management's assessment of the most accurate method of valuing the stock options the Company issues, based on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. The Company's judgments could change over time as additional information becomes available, or the facts underlying the assumptions change over time. Any change in judgments could have a material impact on the Company's financial statements. The Company believes that these estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ('GAAP") and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The Company is currently evaluating the provisions of SFAS 157.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R and SFAS 160 will have on the Company's results of operations or financial condition.

2—Stock-Based Compensation

        The following table presents stock-based compensation expense, inclusive of expense associated with discontinued operations, by the type of award and the effect of recording stock-based compensation expense in the Company's consolidated statements of operations for the years ended December 31, 2007 and 2006 under SFAS 123R:

	Year Ended December 31,
(In thousands, except per share data)
	2007	2006
Stock-based compensation expense by type of award:
Stock options	$2,324	$1,939
Restricted stock and options	2,770	2,548
Employee stock purchase plan	34	307

Total stock-based compensation expense	$5,128	$4,794

Effect on earnings per share
Increase to basic and diluted loss per share	$0.12	$0.10
Effect of stock-based compensation on income by line item:
Cost of revenues	$263	$98
Selling, general and administrative	4,398	4,247
Research and development	373	245
Discontinued operations	94	204

Total stock-based compensation expense	$5,128	$4,794

        The Company estimates the fair value of each equity award (i.e. stock options, restricted stock and options, and stock related to the employee stock purchase plan) using the Black-Scholes pricing model. This valuation model uses the exercise price of the award and the following significant assumptions: the expected term of the award, the expected volatility of the Company's common stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation method and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's equity awards on respective grant dates during the years ended December 31, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        Assumptions used to determine the fair value of stock options granted during the years ended December 31, 2007 and 2006, using a Black-Scholes valuation model were:

Year Ended December 31,
(In thousands, except per share data)
	2007	2006
Expected term(1)	3.3 to 4.2 years	3.25 to 3.5 years
Expected common stock price volatility(2)	61 to 71%	69 to 73%
Risk-free interest rate(3)	2.4 to 5.0%	4.4 to 5.2%
Expected annual dividend yield	—	—

(1)
The expected term of options granted during the year ended December 31, 2007 was determined based on our historical stock option exercise experience. The expected term for options granted during the year ended December 31, 2006 was estimated based on the midpoint between the vesting date and the end of the contractual term, known as the "simplified method" as described by SAB No. 107.

(2)
The expected common stock price volatility for each grant is estimated based on an average of historical daily price changes of the Company's common stock over the periods that match the expected term of the stock option.

(3)
The risk-free interest rate for each grant is based on the interest rates of zero coupon U.S. Treasury Notes in effect at the time of grant for a period approximately equal to the expected term of the stock option

        Stock-based compensation expense related to the Purchase Plan (as defined below) was determined using the Black-Scholes valuation model. The compensation expense is recorded over the period in which the awards are earned. During the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense based on actual shares, less a forfeiture rate and an estimate of actual shares to be issued under the Company's Employee Stock Purchase Plan in the second fiscal quarter of 2008 and 2007, respectively.

        Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB 25 and disclosed the pro-forma stock-based compensation and its impact on net loss and net loss per share in accordance with SFAS 123. The following table illustrates the effects on net income and net income per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

Year ended December 31, 2005
Income from continuing operations—as reported	$14,507
Add: Stock-based employee compensation expense included in income from continuing operations	—
Less: Total stock-based employee compensation expense determined under the fair value method	(7,795)

Pro forma income from continuing operations	$6,712

Net income per common share:
Income from continuing operations per common share—basic and diluted as reported	$0.30

Income from continuing operations per common share—basic and diluted pro forma	$0.14

Net income—as reported	$4,972
Add: Stock-based employee compensation expense included in net income	—
Less: Total stock-based employee compensation expense determined under the fair value method	(654)

Pro forma net income	$4,318

Net income per common share:
Net income per common share—basic and diluted as reported	$0.10

Net income per common share—basic and diluted pro forma	$0.09

        In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company estimated the fair value of each stock option award using the Black-Scholes valuation model. Assumptions used to determine the fair value of options granted under SFAS 123 during the year ended December 31, 2005 were:

Year ended December 31, 2005
Expected term	3.5 years
Expected stock price volatility	82%
Risk-free interest rate	4.0%
Expected dividend yield	0%

        In the fourth quarter of 2005, the Company accelerated the vesting of options to purchase 589,499 shares of common stock with exercise prices greater than or equal to $4.03 per share that were awarded to employees, officers and other eligible participants under the Company's various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The Company disclosed $2.9 million of pro-forma stock-based compensation for those modifications during the year ended December 31, 2005. These modifications were made in anticipation of adopting SFAS No. 123R to avoid stock-based compensation expense.

Stock Incentive Plans

        The Company has stock option and stock purchase plans authorizing various types of stock option awards that may be granted to officers, directors and employees. The following is a summary of all of the plans of the Company:

1993 Stock Option Plan

        In October 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan permits both incentive and non-statutory options to be granted to employees, directors and consultants. Options granted under the 1993 Plan generally vest over four years. The terms of options granted under the 1993 Plan do not exceed ten years. In March 1998, the Board of Directors adopted, and in April 1998 the Company's stockholders approved, (i) an increase in the number of shares available under the 1993 Plan from 3,000,000 to 3,800,000 and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company's common stock on the date of grant. In March 2000, the Board of Directors superseded the 1993 Plan with the Company's 2000 Equity Incentive Plan (the "2000 Plan") and no further grants under the 1993 Plan will be made. Options granted previously under the 1993 Plan will continue to be governed by the terms of the 1993 Plan. As of December 31, 2007, there were 334,000 options outstanding under the 1993 Plan. The outstanding options under the 1993 Plan were fully vested as of December 31, 2007. As of December 31, 2007, 334,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1993 Plan.

1993 Non-Employee Directors Stock Option Plan

        In October 1993, the Company's Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan") which provides for the purchase of up to 240,000 shares of common stock pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. Options granted under the Directors Plan generally vest over four years. The terms of options granted under the Directors Plan do not exceed ten years. In March 1996 the Board of Directors adopted, and in May 1996 the Company's stockholders approved, (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from

20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted annually to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted, and in April 1999 the Company's stockholders approved, an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Equity Incentive Plan and no further grants under the Directors Plan will be made. As of December 31, 2007, there were 37,000 options outstanding under the Directors Plan. The outstanding options under the Directors Plan were fully vested as of December 31, 2007. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan. As of December 31, 2007, 37,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the Directors Plan.

1995 Non-Statutory Stock Option Plan

        In October 1995, the Company's Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the "1995 Plan"). The 1995 Plan expired in October 2005. The exercise price of options outstanding under the 1995 Plan is not less than 100% of the fair market value of the Company's common stock on the date of grant. Options outstanding under the 1995 Plan generally vest over two years. The terms of options granted under the 1995 Plan do not exceed ten years. As of December 31, 2007, there were 1,065,509 options outstanding under the 1995 Plan. As of December 31, 2007, there were 1,060,037 options vested under the 1995 Plan. As of December 31, 2007, 1,065,509 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1995 Plan.

2000 Equity Incentive Plan

        In March 2000, the Company's Board of Directors adopted, and in April 2000 the Company's stockholders approved, the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company's common stock (collectively, "Stock Awards") to employees, non-employee directors and consultants. On April 28, 2005, the Company's stockholders approved amendments to the 2000 Plan to (i) increase the number of shares which may be issued under the 2000 Plan by 2,050,000 shares, (ii) eliminate the Company's ability to grant non-statutory stock options at an exercise price less than fair market value of the Company's common stock on the date of grant and (iii) amend certain other terms and conditions of the 2000 Plan. The aggregate number of shares which may be issued under the 2000 Plan, as amended, is 7,050,000 plus any shares of the Company's common stock covered by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of options granted pursuant to the 2000 Plan may not be less than the fair market value of the Company's common stock on the date of grant. Options granted under the 2000 Plan generally vest over two years except that, options granted to new hires generally vest over three years. The terms of options granted under the 2000 Plan do not exceed ten years. The terms of options granted during 2007 do not exceed 7 years. As of December 31, 2007, there were 6,468,068 options outstanding under the 2000 Plan. As of December 31, 2007, there were 3,479,972 options vested under the 2000 Plan. As of December 31, 2007, 7,286,508 shares of common stock have been reserved for issuance upon the exercise of stock options under the 2000 Plan.

2003 Employee Stock Purchase Plan

        In March 2003, the Board of Directors adopted, and in April 2003 the Company's stockholders approved, the 2003 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. In May 2006, the Board of Directors adopted the Indian Supplement to the Purchase Plan. As a result, the Company allocated 150,000 shares from the Purchase Plan to be used for the Indian Supplement. The Company has reserved a total of 750,000 shares for the Purchase Plan. The Company issued 87,117 shares under the Purchase Plan during the year ended December 31, 2007. As of December 31, 2007, 147,341 shares of common stock have been reserved for issuance upon the exercise of stock options under the Purchase Plan.

2005 Openera Plan

        In connection with the acquisition of Openera Technologies, Inc. ("Openera") on February 24, 2006, the Company assumed the Openera 2005 Equity Incentive Plan (the "Openera Plan"). The Openera Plan provides for the grant of incentive stock options to employees and non-statutory stock options to employees, non-employee directors and advisors and consultants. A total of 762,065 shares may be issued under the Openera Plan. The exercise price of incentive stock options granted pursuant to the Openera Plan may not be less than the fair market value of the company's common stock on the date of grant. Options granted under the Openera Plan generally vest over two years except that, options granted to new hires generally vest over three years. The terms of options granted under the Openera Plan do not exceed ten years. The terms of options granted during 2007 do not exceed five years. As of December 31, 2007, there were 299,769 options outstanding under the Openera Plan. As of December 31, 2007, there were 93,710 options vested under the Openera Plan. As of December 31, 2007, 353,963 shares of common stock have been reserved for issuance upon the exercise of stock options under the Openera Plan.

2006 India Stock Option Plan

        In May 2006, the Company's Board of Directors adopted the 2006 India Stock Option Plan (the "2006 India Plan"). The 2006 India Plan provides for the grant of non-statutory stock options to purchase shares of the Company's common stock to India residents, non-executive office employees of and consultants to the Company or any of its subsidiaries. A total of 600,000 options may be issued under the 2006 India Plan. Options granted under the 2006 India Plan generally vest over two years except that, options granted to new hires generally vest over three years. The terms of options granted under the 2006 India Plan do not exceed five years. As of December 31, 2007, there were 53,475 options outstanding under the 2006 India Plan. As of December 31, 2007, there were 26,675 options vested under the 2007 India Plan. As of December 31, 2007, 602,175 shares of common stock have been reserved for issuance upon the exercise of stock options under the 2006 India Plan.

        A summary of the Company's stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007		2006		2005
	Restricted Stock Award and Options	Weighted Average Exercise Price	Restricted Stock Award and Options	Weighted Average Exercise Price	Restricted Stock Award and Options	Weighted Average Exercise Price
Outstanding at beginning of period	8,061,567	$4.06	7,679,308	$4.90	8,626,392	$8.03
Granted	2,332,812	1.39	3,467,476	2.55	2,401,202	3.49
Exercised	(114,605)	0.42	(808,922)	1.64	(908,086)	1.74
Forfeited and cancelled	(2,021,953)	4.98	(2,276,295)	5.44	(2,440,200)	15.74

Outstanding at end of period	8,257,821	3.13	8,061,567	4.06	7,679,308	4.90

Exercisable at end of period	5,031,394	4.11	4,642,062	5.07	5,551,917	5.52

        The following table summarizes outstanding stock options as of December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01—$5.00	7,236,159	3.3	$2.39	4,010,678	$3.02
$5.01—$10.00	886,862	1.1	6.75	885,916	6.75
$10.01—$20.00	113,200	0.2	16.67	113,200	16.67
$20.01—$30.00	17,000	1.8	29.25	17,000	29.25
$30.01—$40.00	4,600	2.2	36.44	4,600	36.44

	8,257,821	3.0	$3.13	5,031,394	$4.11

        During the years ended December 31, 2007 and 2006, the Company granted options to purchase 2,032,812 and 3,098,301 shares, respectively, of its common stock with exercise prices equal to the fair market value of the Company's common stock on the grant date. During 2007, the Company granted a restricted stock award to an employee to purchase 300,000 shares of its common stock at an exercise price of $0.01 per share. The stock award is contingent upon continued service with the Company and vests 20% annually at the anniversary date of the original grant date.

        Options granted during the years ended December 31, 2007, 2006 and 2005, had a weighted average grant date fair value of $1.39, $2.55 and $3.49, respectively.

        In connection with the acquisition of Openera in 2006, the Company issued 369,175 options with exercise prices less than fair market value of the Company's common stock on the grant date (the "Openera Options"). The Openera Options vest 40% at the time of acquisition and 20% at the 12, 24 and 30 month intervals of the acquisition date (February 24, 2006). Openera Options to purchase 147,670 shares were vested at the acquisition date. The exercise prices of such options ranged from $0.01 to $0.03 per option.

        At December 31, 2007 and 2006, the weighted average remaining contractual terms of options outstanding were 3.0 years and 3.2 years, respectively. At December 31, 2007 and 2006, the weighted average remaining contractual terms of options exercisable were 2.0 years and 2.1 years, respectively.

        At December 31, 2007 and 2006, the aggregate intrinsic values of options outstanding were $1.1 million and $1.0 million, respectively. At December 31, 2007 and 2006, the aggregate intrinsic values of options exercisable were $0.2 million and $0.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, were $0.1 million, $1.7 million and $2.4 million, respectively.

        At December 31, 2007, 5,031,394 stock options were vested and are expected to vest over a weighted average exercise period of 2.0 years. At December 31, 2007, these options have a weighted average exercise price of $4.11. The aggregate intrinsic value of vested options is $0.2 million at December 31, 2007.

        As of December 31, 2007, a total of 9,679,155 shares of common stock have been reserved for issuance upon the exercise of stock options. As of December 31, 2007, a total of 1,421,334 shares of common stock have been reserved for grants of stock options.

        At December 31, 2007, unrecognized compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.1 million, which is expected to be recognized over a weighted average period of 1.2 years.

        The following table summarizes the activity associated with the unvested restricted shares of common stock for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007		2006
	Restricted Shares	Weighted Average Exercise Price	Restricted Shares	Weighted Average Exercise Price
Non-vested restricted shares at beginning of period	2,384,299	$3.48	—	$—
Issued in connection with the acquisition of Openera	—	—	2,386,511	3.48
Vested	(795,504)	3.48	—	—
Repurchased	(107,873)	3.48
Forfeited	—	—	(2,212)	3.48

Non-vested restricted shares at end of period	1,480,922	$3.48	2,384,299	$3.48

        The aggregate intrinsic values of vested and expected to vest restricted shares were $2.8 and $3.4 at December 31, 2007 and 2006, respectively.

        At December 31, 2007, non-vested restricted shares of 1,480,922 are expected to vest over a weighted average period of 0.4 years.

        At December 31, 2007, unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock was $1.8 million, which is expected to be recognized over a weighted average period of 0.4 years.

3—Income (Loss) per Common Share

        The following table provides the computations of basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands except per share data)
Numerator:
Income (loss) from continuing operations	$(8,575)	$(8,059)	$14,507
Income (loss) from discontinued operations (net of income tax benefit of $90, $139 and $153, respectively)	(2,366)	(7,692)	(9,535)
Gain on disposal of discontinued operations, (net income tax expense of $6)	1,631	—	—

Net income (loss)	$(9,310)	$(15,751)	$4,972

Denominator:
Shares used in net income (loss) from continuing operations per common share—basic	43,953	48,467	47,884
Dilutive stock options	—	—	401

Shares used in net income (loss) from continuing operations per common share—diluted	43,953	48,467	48,285

Net income (loss) per common share—basic and diluted
Continuing operations	$(0.20)	(0.17)	0.30
Discontinued operations	(0.01)	(0.16)	(0.20)

Net income (loss) per common share—basic and diluted	$(0.21)	(0.33)	0.10

        All of the Company's outstanding options and unvested restricted stock were anti-dilutive for the years ended December 31, 2007 and 2006 due to the net loss position of the Company. The number of options that were excluded from the calculation of diluted earnings (loss) per common share, as their inclusion would have been anti-dilutive, was 4,547,354 for the year ended December 31, 2005.

4—Acquisitions

        Effective February 24, 2006 (the "effective date"), the Company acquired (the "acquisition") Openera, with operations based primarily in Bangalore, India, for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and liabilities assumed of $2.8 million.

        Openera developed mobile application handset solutions for converged mobile networks. Openera has developed a set of applications aimed at Internet Protocol Multimedia Subsystems (IMS) and peer-to-peer communications services. These applications include peer-to-peer video, push-to-talk over cellular, active phonebook, instant message and location-based services. Openera was allocated into the LiveWire Mobile division.

        In connection with the acquisition of Openera, the Company issued 3,977,518 shares of its common stock to employee and non-employee stockholders of Openera, subject to certain restrictions. The shares vested 40% at the effective date of the acquisition and 20% each at 12, 24 and 30 month intervals subsequent to the effective date. A total of 1,981,047 shares issued to employees are subject to their continued employment over the 30-month period following the effective date of the acquisition. These restricted shares have been excluded from the purchase price of the acquisition. The fair value of the shares issued was determined based on a five-day average market price of the Company's common stock two days before and ending two days after the acquisition was publicly announced. The table below summarizes the allocations of the shares issued:

	Shares	Fair Value
		(In thousands)
Shares issued to employees	3,301,747	$12,061
Shares issued to non-employees	675,771	2,645

Total shares issued	3,977,518	$14,706

Shares issued and included in the purchase price of Openera	1,996,471	$7,814
Shares issued and excluded from the purchase price of Openera	1,981,047	6,892

Total shares issued	3,977,518	$14,706

        In addition, the Company granted options to purchase 369,175 shares of its common stock to certain employees of Openera. The options vested 40% at the effective date of the acquisition, and 20% each at 12, 24 and 30 month intervals subsequent to the effective date. Options to purchase 221,505 shares of the Company's common stock are subject to the employees' continued employment with the Company over the 30-month period following the acquisition. The values of the unrestricted options have been excluded from the purchase price of the acquisition. The fair value of the options was estimated using the Black-Scholes valuation model. The table below summarizes the allocation of the options granted in the purchase price:

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

        The acquisition was accounted for as a purchase business combination. Accordingly, the results of the operations of Openera were included with those of the Company for periods subsequent to the date of acquisition. Proforma results of operations are not presented as the acquisition of Openera was determined not to be significant to the Company's condensed consolidated financial statements at the time of the transaction. The Company has allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on February 24, 2006. The allocation of the purchase price related to deferred revenue was finalized in the first quarter of 2007.

        The following table presents the allocation of the purchase price and the lives of the acquired intangible assets.

	Amount	Estimated Life
	(In thousands)	(In years)
Consideration exchanged:
Fair value of restricted shares issued	$7,814
Fair value of options issued	577
Transaction costs	361

	8,752
Liabilities assumed	2,775

Total purchase price	11,527
Less estimated fair value of identifiable assets acquired:
Cash and cash equivalents	42
Accounts receivable	592
Prepaid expenses and other current assets	217
Fixed assets	198
Core technology	4,000	1.8–4.8
Customer relationships	1,000	6.8
Goodwill	5,469
Other assets	9

Total assets acquired	$11,527

        In connection with the Openera acquisition, the Company assumed short-term debt of $0.7 million and repaid the obligation in March 2006. There were no expenses associated with the retirement of the debt for the year ended December 31, 2006.

5—Goodwill and Other Intangible Assets

        The Company recorded goodwill and other intangible assets as a result of the acquisition of Openera. The following table sets forth the change in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, all of which is allocated to the LiveWire Mobile division:

	Year Ended December 31,
	2007	2006
	(In thousands)
Goodwill at beginning of period	$5,469	$—
Additions to goodwill	—	5,468
Effect of foreign exchange	(42)	1

Goodwill at end of period	$5,427	$5,469

        Goodwill is not deductible for tax purposes.

        The components of other intangible assets are as follows as of December 31, 2007:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8–4.8	$4,000	$(2,176)	$1,824
Customer relationships	6.8	1,000	(210)	790
Licenses	5	1,571	—	1,571

Other intangible assets		$6,571	$(2,386)	$4,185

        The components of other intangible assets are as follows as of December 31, 2006:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8–4.8	$4,000	$(1,118)	$2,882
Customer relationships	6.8	1,000	(100)	900

Other intangible assets		$5,000	$(1,218)	$3,782

        The following table presents amortization expense of the acquired intangible assets for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
(In thousands)
	2007	2006
Cost of revenues	$1,058	$1,118
Selling, general and administrative	110	100

Total amortization expense of intangible assets	$1,168	$1,218

        There was no intangible asset amortization for the year ended December 31, 2005. The following table summarizes the expected remaining amortization of the acquired intangible assets as of December 31, 2007:

Fiscal Year	Expected Amortization Expense
(In thousands)
2008	$1,358
2009	1,092
2010	836
2011	464
2012	435

$4,185

        At December 31, 2007, the Company's goodwill of $5.4 million and $2.6 million of other intangible assets were allocated to the LiveWire Mobile division. The remaining other intangible assets of $1.6 million were allocated to the NMS Communications division.

6—Restructuring and Other Related Charges

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

        In the fourth quarter of 2006, in order to further reduce operating costs, the Company eliminated 40 employee positions, which resulted in restructuring charges of $1.9 million. These charges primarily consisted of severance-related costs. In the fourth quarter of 2006, the Company also entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the "2006 sublease"). The Company exited this facility as of December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, the Company updated its analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges the Company recognized in 2006 related to these actions were $2.3 million of facility related charges.

        The following table sets forth activity during the years ended December 31, 2005, 2006 and 2007, related to restructuring and other action taken in fiscal years 2001, 2002, 2003 and 2006:

	Employee Related	Facility Related	Fixed Asset Write-offs	Other	Total
	(In thousands)
Restructuring accrual balance at December 31, 2004	$102	$1,196	$—	$11	$1,309
Cash payments	(102)	(280)	—	(11)	(393)

Restructuring accrual balance at December 31, 2005	$—	$916	$—	$—	$916
Restructuring and other related charges	2,653	2,710	106	—	5,469
Cash payments	(1,862)	(702)	—	—	(2,564)
Reclassification of deferred rent	—	617	—	—	617
Write-off of property and equipment	—	—	(106)	—	(106)

Restructuring accrual balance at December 31, 2006	$791	$3,541	$—	$—	$4,332
Cash payments	(711)	(866)	—	—	(1,577)
Adjustments	(80)	74	—	—	(6)

Restructuring accrual balance at December 31, 2007	$—	$2,749	$—	$—	$2,749

        The facility related obligation is expected to be settled over the next five years.

7—Business and Credit Concentration

        At December 31, 2007, two customers represented 14% and 11%, respectively, of the Company's outstanding accounts receivable balance. At December 31, 2006, one customer represented 17% of the Company's outstanding accounts receivable balance.

        During 2007, one customer represented 10% of the Company's total revenues. During 2006 and 2005, one customer represented 15% and 24%, respectively, of the Company's total revenues.

8—Marketable Securities

        The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. The Company's marketable securities consisted of the following:

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market fund	$5,826	$—	$—	$5,826
Certificate of deposit	2,702	1	(1)	2,702
U.S. government and agency bonds	6,560	5	(1)	6,564
Verso common stock	1,881	—	(54)	1,827

	$16,969	$6	$(56)	$16,919
Included in cash and cash equivalents	6,926	—	—	6,926

Marketable securities	$10,043	$6	$(56)	$9,993

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market mutual funds	$5,268	$—	$—	$5,268
Certificate of deposit	2,000	—	—	$2,000
U.S. government and agency bonds	12,060	3	—	12,063

	$19,328	$3	$—	$19,331
Included in cash and cash equivalents	12,247	2	—	12,249

Marketable securities	$7,081	$1	$—	$7,082

        At December 31, 2007 and 2006, all marketable securities with the exception of the Verso common stock were due to mature within one year. There were no gross realized gains or losses from the sale of securities for the years ended December 31, 2007, 2006 and 2005.

        As of December 31, 2007 and 2006, there was no other-than-temporary impairment of the Company's investments in marketable securities.

9—Inventories

        Inventories were comprised of the following:

	December 31, 2007	December 31, 2006
	(In thousands)
Raw materials	$1,522	$1,823
Work in process	—	127
Finished goods	3,236	7,373
Inventory at customer sites	654	1,309

	$5,412	$10,632
Write-down of inventory to lower of cost or market value	(2,692)	(6,983)

Total inventory	$2,720	$3,649

        Inventory at customer sites represents products that have not yet been accepted by the customer. During the year ended December 31, 2007, the Company disposed of $3.6 million of inventory previously written down to zero market value and wrote-down $0.2 million of inventory to lower of cost or market value.

10—Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Computer equipment	$20,546	$20,735
Computer software	10,939	10,653
Furniture and fixtures	3,100	2,954
Machinery and equipment	2,594	2,456
Leasehold improvements	5,952	6,250
Software in process	28	—

Property and equipment, gross	43,159	43,048
Less accumulated depreciation	(38,063)	(36,423)

Property and equipment, net	$5,096	$6,625

        Depreciation expense related to property and equipment was $2.8 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.

11—Income Taxes

        The domestic and foreign components of income (loss) from continuing operations before income taxes as shown in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Domestic	$(5,994)	$(5,365)	$17,880
Foreign	(2,275)	(2,317)	(2,852)

	$(8,269)	$(7,682)	$15,028

        The domestic and foreign components of income tax expense related to continuing operations as shown in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current income tax expense (benefit):
Federal	$—	$—	$—
State	12	21	20
Foreign	348	356	501

	360	377	521

Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(54)	—	—

Total income tax provision	$306	$377	$521

        The total income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Continuing operations	$306	$377	$521
Discontinued operations	(84)	(139)	(153)

Total income tax provision	$222	$238	$368

        Significant components of the Company's deferred tax assets (liabilities) as of December 31, 2007 and 2006, are as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$84,276	$75,227
Research and development tax credit carryforwards	10,468	9,772
Capital loss carryforwards	3,040	2,966
Inventories	543	512
Fixed assets	855	854
Intangible assets	48,030	52,886
Accrued expenses	2,651	1,942
Acquisition costs	298	2,121
Other	1,387	292

	$151,548	$146,572
Acquired intangible assets	(1,007)	(1,419)
Fixed assets	(643)	(644)

Less: valuation allowance:	(149,844)	(144,509)

Net deferred taxes	$54	$—

        For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of $201.2 million at December 31, 2007. Of this amount $21.1 million relates to deductions from the exercise of stock options, of which $1.5 million is tracked separately and not included in the Company's deferred tax asset in accordance with SFAS 123R. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provision of the Internal Revenue Code Section 382, certain changes in the Company's ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2008 if unutilized. The Company also had foreign net operating loss carryforwards of $20.5 million. As of December 31, 2007, the Company had $6.5 million of tax credits in the U.S. that are comprised of federal research and development tax credits and state and local credits. These credits will begin to expire in 2008 if unutilized. In addition, the Company had Canadian investment tax credits of approximately $5.0 million. These credits begin to expire in 2014 if unutilized.

        The Company has established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States, because the Company believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future.

        For each of the years ended December 31, 2007, 2006 and 2005, our United States Federal statutory tax rate was 34% and our effective tax rate was (3.7)%, (5.0)% and 3.5%, respectively, from continuing operations. Our effective tax rate varies from our statutory tax rate for the years ended December 31, 2007, 2006 and 2005 principally due to the following:

	Continuing Operations Year Ended December 31,
	2007	2006	2005
Computed expected tax expense at U.S. federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax expense (benefit)	48.4	(29.3)	(4.0)
Tax rate and tax law differential of foreign operations	16.0	16.7	(8.1)
Other tax credits	6.9	8.6	(2.9)
Change in valuation allowance	(83.8)	(5.6)	(15.2)
Foreign loss disallowance	(21.0)	(26.1)	—
Other	(4.2)	(3.3)	(0.3)

Effective tax rate	(3.7)	(5.0)%	3.5%

        At December 31, 2007, United States income taxes were not provided on permanently undistributed earnings for certain non-U.S. subsidiaries of approximately $4.5 million. The Company will reinvest these earnings indefinitely in its operations outside the United States.

        Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

        Income tax expense is primarily due to foreign income taxes incurred by foreign subsidiaries and additional accruals for uncertain tax positions, as discussed below. This income tax expense is partially offset by tax credits earned for our research and development activities performed at our Canadian facility.

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

        During the year ended December 31, 2007, we reached a final settlement with the French tax authorities related to audits for the tax years 2003 through 2004. The settlement of $182,000 was finalized and paid in January 2008. As part of the settlement, the Company has agreed to adjust its gross net operating loss carryforwards and related valuation allowances from $6.3 million to $1.6 million as of December 31, 2006. These gross net operating loss carryforwards had a full valuation allowance against them at December 31, 2007 and 2006. Based upon the settlement there was no material impact to net income, accumulated deficit or net deferred taxes in any historic periods.

        A reconciliation of the beginning and ending amount of unrecognized tax expense is as follows:

Year Ended December 31, 2007
(In millions)
Beginning balance, upon adoption as of January 1, 2007	$0.4
Additions:
Tax positions for current year	—
Tax positions for prior years	0.2
Reductions:
Tax positions for current year	—
Tax positions for prior years	—

Ending balance, as of December 31, 2007	$0.6

        As of December 31, 2007, the Company had accrued $0.6 million for uncertain tax positions, all of which will impact that Company's effective tax rate when recognized. The $0.6 million of unrecognized tax expense represents tax positions for which the ultimate deductibility is highly uncertain. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statement of operations in 2008.

        The Company recognizes interest and penalties related to income taxes as a component of the provision for income taxes on the consolidated statement of operations. During 2007, the Company recognized $52,000 in interest and penalties. As of December 31, 2007, the amount accrued for the payment of interest and penalties was $0.1 million.

12—Accrued Expenses and Other Liabilities

        Components of accrued expenses and other liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accrued compensation and related expenses	$2,198	$2,664
Income taxes payable	492	309
Deferred rent	657	754
Other liabilities	4,210	2,225

	$7,557	$5,952

13—Indebtedness

Convertible Notes

        Effective October 11, 2000, the Company issued $175.0 million of convertible subordinated notes (the "Notes"). The Notes were convertible into shares of the Company's common stock at any time after 90 days following the last day of the original issuance of the notes and before the close of business on the business day immediately preceding the maturity date, at a conversion price of $63.125 per share, subject to specified adjustments. The Notes bore interest at a rate of 5% per year which was payable twice annually on April 15 and October 15 of each year, commencing on April 15, 2001. The Notes, which were unsecured obligations of the Company, matured on October 15, 2005 and were repaid in full. The Company was subject to certain covenants under the related indenture. During 2005, the Company was in compliance with such covenants. In 2000, the Company incurred debt issuance costs aggregating $5.7 million, which were deferred and amortized using the effective interest rate method as a component of interest expense over the term of the Notes.

        For the year ended December 31, 2005, the Company paid $20.9 million to extinguish $19.9 million of face value of the Notes and $1.0 million of related interest. As a result, in the year ended December 31, 2005, the Company wrote off $0.1 million of unamortized debt issuance costs. In 2005, the Company did not incur any other related losses or gains associated with the repayment of its debt.

Short-Term Debt

        In connection with the Openera acquisition, the Company assumed short-term debt of $0.7 million and repaid the obligation in March 2006.

14—Employee Retirement Plan

        The Company has established an employee retirement plan under Section 401(k) of the Internal Revenue Code (the "401(k) plan") covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) plan provides for the Company to make contributions to the 401(k) plan in amounts at the discretion of management. The Company currently matches contributions each pay period at 50% of the employee's contributions up to 6% of employee's compensation, not to exceed the federal limit of $15,500 per calendar year. The employer contribution for the years ended December 31, 2007, 2006 and 2005 was $0.4 million, $0.6 million and $0.6 million, respectively.

15—Equity

Stock Repurchase Program

        During 2001, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its outstanding common stock for an aggregate purchase price not to exceed $5.0 million. As of December 31, 2006, the Company had repurchased 915,000 shares for an aggregate purchase price of $4.7 million. The Company made no repurchases during 2005 or 2007.

        In July, 2006, the Company's Board of Directors authorized the repurchase of up to $20,000,000 of the Company's common stock by March 31, 2007 (the "July Program"). The July Program superseded the stock repurchase program previously authorized by the Board of Directors in April, 2006, for the repurchase of up to 1,100,000 shares of the Company's common stock by December 31, 2006 (the "April Program"). All repurchases under the July Program and the April Program were made in open-market transactions. As of December 31, 2007 the Company had repurchased 7,613,773 shares of its outstanding common stock for an aggregate purchase price of $22.5 million, which included $0.2 million of broker fees.

Other Stock Repurchases

        In May, 2006, the Company repurchased 275,212 shares of the Company's common stock in a private negotiated transaction for $0.8 million from an entity that had acquired those shares at fair value in connection with the Company's acquisition of Openera. This transaction was not pursuant to the publicly announced stock repurchase program described above.

        During 2007 and 2006, in conjunction with the exercise of stock options and issuance of stock under the employee stock purchase plan, the Company issued 201,722 and 338,533 treasury shares, respectively.

Preferred Stock

        Under its restated certificate of incorporation the Company has authorized 3,000,000 shares of preferred stock, par value $0.05 per share. As of December 31, 2007 and 2006, the Company had no shares of preferred stock issued and outstanding. In connection with its stockholder rights plan, 15,000 of such shares have been designated "Series A Junior Preferred Stock", none of which are issued and outstanding. The Company's board of directors has the authority to issue preferred stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series or the designation of such class or series, without any further action by the stockholders.

Stockholders Rights Plan

        The Company's Board of Directors adopted a Stockholders Rights Plan ("the Rights Plan") on December 23, 1998, under which a dividend of one Common Stock Purchase Right (each a "Right") was declared for and attached to each outstanding share of the Company's Common Stock, $0.01 par value per share ("Common Stock") held by stockholders of record as of January 4, 1999. The Rights Plan was amended on April 22, 1999. Shares of Common Stock issued after December 23, 1998 also contain such Rights. The Rights become exercisable following the tenth day after a person or group (a) acquires beneficial ownership of 15% or more of the Company's outstanding shares of Common Stock; or (b) announces a tender of exchange offer or exchange offer, the consummation of which would result in ownership by a person or group of 30% or more of the Company's Common Stock (an "Acquiring Person"). The plan entitles Right holders to purchase a one-one thousandth of a share of the Company's Series A Junior Preferred Stock for $60 (the "Purchase Price"). Under some circumstances, the Plan entitles Right holders (other than an Acquiring Person) to purchase Common Stock having a value equal to two times the Purchase Price of the Right for the Purchase Price, once the Rights become exercisable. Under some circumstances, the Board of Directors of the Company may exchange the Rights at an exchange rate of one Share of Common Stock per Right. Rights are redeemable at the Company's option for $0.01 per Right at any time after the acquisition of 15% or more of the Company's Common Stock. As of December 31, 2007, none of the Rights are exercisable. The Rights expire on the earliest of (a) December 23, 2008, (b) exchange or redemption of the Rights as described above, or (c) consummation of a merger or consolidation or sale of assets resulting in termination of the Rights.

16—Commitments and Contingencies

        The following table details our future contractual payment obligations.

	Payments due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Operating lease obligations	$15,877	$4,247	$6,548	$4,493	$589	$—
Purchase obligations	3,808	3,808	—	—	—	—
Uncertain tax positions and related interest	714	—	—	—	—	714

Total contractual obligations	$20,399	$8,055	$6,548	$4,493	$589	$714

Leases

        The Company leases its current corporate office headquarters facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities, which serve as sales offices throughout North America, Europe and Asia, under leases that expire within one to eight years. Rental expenses under all operating lease agreements during the years ended December 31, 2007, 2006 and 2005 were approximately $3.0 million, $3.1 million and $4.5 million, respectively. The amounts presented in the table above do not include future sublease income of $2.3 million which will be earned in the next five years.

Purchase Commitments

        The Company's agreement with Plexus requires that Plexus turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. During 2007, 2006 and 2005, the Company had met the eight turn goal. As such, the Company does not have any contractual obligations related to a commitment with Plexus at December 31, 2007. The Company can only ascribe value to such commitment when the Company has not met the condition as determined at a specific point in time, based on future facts and circumstances. The Company has no such arrangements with its other third-party manufacturers.

Uncertain tax positions

        As of December 31, 2007, the Company recorded a liability related to uncertain tax positions of $587,000 and related interest of $127,000. In January 2008, the Company paid $182,000 of taxes and interest related to an uncertain tax position recorded in 2007. The Company is unable to reasonably estimate the timing of the remainder of uncertain tax positions and related interest in individual years beyond 12 months due to uncertainties in the timing of the effective settlements of tax positions.

Litigation

        The Company is party to various legal proceedings incidental to its business. However, the Company has no material legal proceedings currently pending.

Guarantees

        The Company's products are generally sold with a 18-24 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region. Current warranty provisions are related to the past one and a half to two years' revenues and warranty consumption is associated with current and prior year's revenues.

        Changes in the aggregate warranty liability were as follows:

	December 31,
	2007	2006	2005
	(In thousands)
Beginning balance	$285	$370	$342
Provisions for warranty	263	44	196
Expenditures	(148)	(129)	(168)

Ending balance	$400	$285	$370

Indemnification

        The Company enters into indemnification agreements with certain of its customers in its ordinary course of business. Pursuant to these agreements the Company agrees that in the event its products infringe upon any proprietary right of a third party, the Company will indemnify its customer against any loss, expense or liability from any damages that may be awarded against the customer. As described in FASB Staff Position FIN No. 45-1, Accounting for Intellectual Property Infringement Indemnifications under FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, indemnifications related to infringement on intellectual property, such as the ones the Company has entered into, are considered guarantees and therefore within the scope of FIN 45. These arrangements have been recorded at a fair value of zero as there have been no claims brought against the Company under such arrangements in the past five years.

        The Company provides an indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving at the Company's request in such capacity. As a matter of practice, the Company maintains directors and officer liability insurance coverage.

17—Segment and Geographic Information

        Effective January 1, 2007, the Company consolidated two of its former reportable segments (Platform Solutions and Mobile Applications) into a single segment (Technology and Mobile Applications), and re-organized its business primarily according to functional business area.

        Effective July 2, 2007, the Company reorganized its previously reported Technology and Mobile Applications segment into two separate business divisions: Communications Platforms and Mobile Applications. The change in organization was the result of the Company's efforts to organize product development, sales, services and marketing teams to better align to serve each of these divisions' distinct markets. During the fourth quarter of 2007, these divisions were renamed as the NMS Communications divisions (formerly Communications Platforms) and the LiveWire Mobile division (formerly Mobile Applications). The Company's Network Infrastructure ("NI") division remained unchanged and continued to focus on solutions for the radio access network ("RAN") portion of mobile operators' infrastructure. The NI division was sold to Verso Technologies, Inc. ("Verso") on December 21, 2007. Corporate and unallocated costs include general and administrative functions and restructuring charges of the Company.

        Prior to 2007, the Company had organized into three business units, which constituted our reportable segments (Platforms Solutions, Mobile Applications, and NI). Accordingly, segment revenue and operating income (loss) have been reclassified to conform to current period presentation.

        As of December 31, 2007, the Company had operations established in 12 countries outside the United States. Its products are sold throughout the world via the Company's direct sales force and its channel partners. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations, and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

        The following table presents the Company's revenues, operating income (loss) from continuing operations and long-lived assets by reporting segment, and revenue and long-lived assets by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. For the years ended December 31, 2007 and 2006, the income

(loss) from continuing operations for the LiveWire Mobile division include all acquisition-related amortization expenses.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues
NMS Communications	$69,229	$87,076	$101,790
LiveWire Mobile	13,223	8,897	6,769

Total revenues	$82,452	$95,973	$108,559

Operating income (loss) from continuing operations
NMS Communications	$19,043	$28,750	$34,913
LiveWire Mobile	(14,435)	(16,318)	(10,623)
Corporate and unallocated costs	(13,421)	(21,058)	(10,617)

Total operating income (loss) from continuing operations	$(8,813)	$(8,626)	$13,673

Revenues by geographic area
Americas	$32,894	$40,420	$40,868
Europe, Middle East and Africa	21,055	25,388	23,660
Asia	28,503	30,165	44,031

Total revenues	$82,452	$95,973	$108,559

        The following table includes information about the Company's long-lived assets by reportable segment and by geographic region as of:

	December 31,
	2007	2006
	(In thousands)
Long-lived assets
NMS Communications	$2,283	$882
LiveWire Mobile	7,650	9,691
Network Infrastructure	—	379
Corporate and unallocated assets	4,775	4,924

Total long-lived assets	$14,708	$15,876

Long-lived assets by geographic area
Americas	$4,316	$5,585
Europe, Middle East and Africa	341	709
Asia	439	331

Total long-lived assets	$5,096	$6,625

18—Discontinued Operations

        On December 21, 2007, the Company entered into an Asset Purchase Agreement (the "Agreement") with Verso Technologies, Inc., a Minnesota corporation ("Verso"), to sell the Company's Network Infrastructure ("NI") division to Verso (the "Transaction"). The closing of the Transaction occurred on December 21, 2007 (the "Closing Date"). Under the terms of the Agreement, Verso acquired the NI division and certain assets and liabilities of the NI division for consideration of $850,000 of cash and 5,374,033 shares of Verso common stock, which had a fair market value of $1.8 million as of December 31, 2007. The Purchase Agreement contains customary representations, warranties, covenants and agreements of the Company and Verso and the terms of the Transaction provide registration rights of the Company with respect to the Verso common stock issued in the Transaction. As a result of the disposition of the NI division, the Company recognized a $1.6 million gain (net of income tax expense of $6,000) and the operating results of the NI Division have been reclassified as a discontinued operation in the consolidated statement of operations. The NI division had revenues of $5.4 million, $3.6 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net loss from the discontinued operations was $2.4 million (net of income tax benefit of $0.1 million), $7.7 million (net of income tax benefit of $0.1 million) and $9.5 million (net of income tax benefit of $0.2 million) for the years ended December 31, 2007, 2006 and 2005, respectively.

19—Subsequent Events

        In January, 2008, the Company formed a wholly-owned subsidiary, LiveWire Mobile, Inc. ("LiveWire Mobile"), a Delaware Corporation.

        On March 16, 2008, LiveWire Mobile, the Company, and Quarry Acquisition Corp. ("Quarry"), a Delaware corporation and wholly-owned subsidiary of LiveWire, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Groove Mobile, Inc. ("Groove Mobile"), a Delaware corporation, and Charles River Ventures, LLC, as security holders' representative. Pursuant to the Merger Agreement, Quarry was merged with and into Groove Mobile on March 17, 2008. After giving effect to the Merger, LiveWire Mobile was the sole stockholder of Groove Mobile. At the effective time of the Merger, all outstanding shares of capital stock of Groove Mobile were converted into the right to receive cash consideration of $14.5 million (the "Merger Consideration"). The Merger Agreement also required $1.15 million of the Merger Consideration to be held in an escrow account to settle certain claims for indemnification for breaches of or inaccuracies in Groove Mobile's representations and warranties, covenants and agreements.

        The Company will account for the acquisition as a purchase, and accordingly, the Company will include the results of operations of Groove Mobile in its consolidated financial statements for periods after the closing date. Groove Mobile, whose operations are based in Bedford, Massachusetts, is a provider of mobile music solutions. The Company believes the acquisition will enable LiveWire Mobile to expand its ability to offer a portfolio of managed services, including ringback tones, ringtones, and full track music and video downloads delivered though an integrated storefront.

20—Quarterly Information (Unaudited)

        The following table sets forth certain unaudited consolidated quarterly statements of operations data for each of the Company's last eight quarters. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included elsewhere herein.

	Quarter Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$22,679	$21,173	$20,625	$17,975	$20,903	$19,796	$25,263	$30,011
Cost of revenues	8,314	7,372	8,182	7,577	7,793	6,985	8,861	9,424

Gross profit	14,365	13,801	12,443	10,398	13,110	12,811	16,402	20,587
Operating expenses:
Selling, general and administrative	10,571	10,580	10,104	10,365	10,525	10,133	11,886	11,725
Research and development	4,550	4,338	4,662	4,650	5,130	5,337	5,706	5,625
Restructuring and other related charges	—	—	—	—	4,161	1,308	—	—

Total operating expenses	15,121	14,918	14,766	15,015	19,816	16,778	17,592	17,350

Operating income (loss)	(756)	(1,117)	(2,323)	(4,617)	(6,706)	(3,967)	(1,190)	3,237
Other income (expense), net	181	(47)	144	266	25	336	313	270

Income (loss) from continuing operations before income taxes	(575)	(1,164)	(2,179)	(4,351)	(6,681)	(3,631)	(877)	3,507
Income tax expense (benefit)	(13)	248	20	51	204	(80)	164	89

Income (loss) from continuing operations	(562)	(1,412)	(2,199)	(4,402)	(6,885)	(3,551)	(1,041)	3,418

Loss from discontinued operations (net of income tax benefit of $17, $24, $25, $24, $34, $33, $34 and $38, respectively)	(689)	(105)	(856)	(716)	(2,050)	(2,324)	(1,584)	(1,734)
Gain on disposal of discontinued operations (net of income tax expense of $6)	1,631	—	—	—	—	—	—	—

Net income (loss)	$380	(1,517)	$(3,055)	(5,118)	(8,935)	(5,875)	$(2,625)	1,684

Net income (loss) from continuing operations per common share—basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.10)	$(0.16)	$(0.07)	$(0.02)	$0.07

Net income (loss) per common share—basic and diluted	$0.01	$(0.03)	$(0.07)	$(0.12)	$(0.21)	$(0.12)	$(0.05)	$0.03

VALUATION AND QUALIFYING ACCOUNTS

Schedule II
(In thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of Year
12/31/07	$829	$36	$(752)	$113
12/31/06	$794	$64	$(29)	$829
12/31/05	$1,004	$23	$(233)	$794

(1)
Amounts include write-offs of accounts receivable deemed to be uncollectible.

Deferred Tax Asset Valuation Allowance

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
12/31/07	$(144,509)	$(5,335)	$—	$(149,844)
12/31/06	$(147,286)	$—	$2,777	$(144,509)
12/31/05	$(153,481)	$—	$6,195	$(147,286)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

A.    Evaluation of Disclosure Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

C.    Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table lists our directors as of December 31, 2007:

Name	Age	Position
Robert P. Schechter	59	Chairman of the Board and Chief Executive Officer
Ofer Gneezy(1)	56	Director
W. Frank King, Ph.D.(1)(3)	68	Director
Pamela D. A. Reeve(1)(3)	58	Director
Ronald W. White(2)	67	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Nominating Committee.

        Each member of our board of directors is elected at the annual meeting of stockholders and holds office for three years and until his or her successor is elected and qualified.

        Robert P. Schechter has served as our Chief Executive Officer since 1995 and as Chairman of the Board since 1996. Mr. Schechter served as our President from 1995 to 2007. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation and from 1980 to 1987 he was a partner of Coopers and Lybrand LLP. Mr. Schechter is also a director of Moldflow Corporation, a provider of software solutions for optimizing the design and manufacture of plastic products, Unica Corporation, a developer of Enterprise Marketing Management Software solutions and Soapstone Networks, Inc., a provider of carrier-class routing solutions for the Internet.

        Ofer Gneezy has served as our director since 2000. Mr. Gneezy was a co-founder, and has been, since 1996, President, Chief Executive Officer and a Director of iBasis, Inc., a provider of Internet-based communications services for international carriers. From 1994 to 1996, Mr. Gneezy served as President of Acuity Imaging, Inc., a multinational company focused on the industrial automation industry. From 1980 to 1994, he was an executive of Automatix Inc. (a predecessor to Acuity Imaging), an industrial automation company, most recently serving as its President and Chief Executive Officer.

        W. Frank King, Ph.D. has served as our director since 1997. Dr. King has been, since 1998, a private investor. From 1992 to 1998, he was Chief Executive Officer and a director of PSW Technologies, Inc., a provider of software services. From 1988 to 1992, Dr. King was a Senior Vice President of Development of Lotus Development Corporation, and for the previous 19 years served in various positions with IBM Corporation, including his last position as Vice President Development for the entry system division. He is a director of eOn Communications Corporation, a provider of telecommunications applications; and iBasis, Inc., a provider of Internet-based communications services.

        Pamela D. A. Reeve has served as our director since 1997. Since 2006, Ms. Reeve has served as the Chief Executive Officer of openairboston.net, the Boston wireless initiative to build a wireless network in the city of Boston. From 1993 to 2004 she served as Chief Executive Officer and a director and, from 1989 to 1993, as President, Chief Operating Officer and a director of Lightbridge, Inc., a provider of products and services which enable wireless telecommunications carriers to improve customer acquisition and retention processes, and the leading internet payment gateway. From 1978 to 1989, she was with The Boston Consulting Group, a management consulting firm. Ms Reeve is a director of American Tower Corporation, a provider of infrastructure facilities and services to the wireless, internet and broadcasting industries.

        Ronald W. White has served as our director since 1988. Mr. White has been, since 2002, a consultant and private investor. Since 2007, he has been the managing director of the Olympus Angels, an organization providing funding for firms with significant growth potential. From 1997 until 2002, Mr. White was a partner of Argo Global Capital, a venture capital firm. From 1983 until 2002, he was a partner of Advanced Technology Development Fund, also a venture capital firm.

        The following table lists our executive officers as of December 31, 2007:

Name	Age	Position
Robert P. Schechter	59	Chairman of the Board and Chief Executive Officer
Herbert Shumway	60	Senior Vice President of Finance and Operations, Chief Financial Officer and Treasurer
Steve Gladstone	54	President, NMS Communications division
Joel Hughes	43	President, LiveWire Mobile division
Todd D. Donahue	34	Vice President of Finance, Chief Accounting Officer and Controller

        Robert P. Schechter has served as our Chief Executive Officer since 1995 and as Chairman of the Board since 1996. Mr. Schechter served as our President from 1995 to 2007. From 1987 to 1994, Mr. Schechter held various senior executive positions with Lotus Development Corporation and from 1980 to 1987 he was a partner of Coopers and Lybrand LLP. Mr. Schechter is also a director of Moldflow Corporation, a provider of software solutions for optimizing the design and manufacture of plastic products, Unica Corporation, a developer of Enterprise Marketing Management Software solutions and Soapstone Networks, Inc., a provider of carrier-class routing solutions for the Internet.

        Herbert Shumway has served as our Senior Vice President of Finance and Operations, Chief Financial Officer and Treasurer since 2005. Prior to that, Mr. Shumway served as the Company's Vice President, Operations, which included Corporate Quality, Technical Services, and Information Technology from 2000 to 2005. Mr. Shumway has over 20 years experience in the high-tech industry, including executive positions in operations and business development with Compaq Computer and Digital Equipment Corporation.

        Steve Gladstone has served as President of our NMS's Communications division since December 2007. Mr. Gladstone joined us in July 2007, as Vice President and General Manager of the Company's former Communications Platforms division. Widely acknowledged as an industry pioneer and innovator, at Wang Labs in the early 1980's, Mr. Gladstone was part of the team that introduced one of the industry's earliest commercial voicemail systems. In 1991, Mr. Gladstone founded Hammer Technologies, now Empirix, and built it into the world-wide market share leader in VoIP and enhanced services testing and monitoring. Prior to that, Mr. Gladstone held various marketing and management roles at prominent PBX manufacturers and telecom research firms.

        Joel Hughes has served as the President of our LiveWire Mobile division since December 2007. Mr. Hughes was the Senior Vice President and General Manager of the Company's former Mobile Applications division. Mr. Hughes joined us early in 2006 when we acquired Openera Technologies, an IMS handset applications provider, where he was President and Chief Executive Officer. Prior to Openera, Mr. Hughes founded SnowShore Networks, a pioneering IP media server company, and served as President and Chief Executive Officer from 2000 to 2004 before it was acquired by Brooktrout in 2004.

        Todd D. Donahue has served as our Vice President of Finance, Chief Accounting Officer and Controller since he joined NMS in February 2007. Prior to joining NMS, Mr. Donahue served in senior finance and operations roles at Aspen Technology, Inc., a global software and solutions provider, including as Vice President of Product Operations and Vice President of Finance. His prior experience includes senior finance positions at Corechange, Inc., and Ardent Software, Inc., which was acquired by Informix. Mr. Donahue began his career at Deloitte and Touche LLP in assurance and advisory services.

        The information appearing under the captions "Board of Directors and Committee Meetings" and "Section 16 Reporting" will be contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

        We have adopted a written code of business ethics, that applies to our principal executive officer, principal financial or accounting officer, or person serving similar functions, and all of our other employees and members of our Board of Directors. The text of our code of ethics is available on our website at www.nmss.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2007. If we amend, or grant a waiver under our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.nmss.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing under the captions "Board of Directors and Committee Meetings," "Compensation Committee Report," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" will be contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. The proxy statement will be filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the close of the fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing under the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" will be contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information appearing under the captions "Board of Directors and Committee Meetings" and "Related Person Transactions" will be contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing under the caption "Information Regarding Independent Registered Public Accounting Firm" is incorporated herein by reference and will be contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are included in the annual report on Form 10-K.

(1)
FINANCIAL STATEMENTS

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2006 and 2007

    Consolidated Statements of Operations for the Years Ended December 31, 2005, 2006 and
        2007.

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2006
        and 2007.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006
        and 2007.

    Notes to the Consolidated Financial Statements.

  (2)
  FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedules required to be filed by Item 8 of this annual report on
        Form 10-K are included on the indicated pages of this annual report on Form 10-K:

Page No.
Schedule II—Valuation and Qualifying Accounts	80

    Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

  (3)
  The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this annual report on
      Form 10-K are listed in the Exhibit Index, appearing after the signature page and are incorporated herein by reference.

(b)
The exhibits required by Item 601 of Regulation S-X and are listed in the Exhibit Index appearing after the signature page and are incorporated herein by reference.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMS COMMUNICATIONS CORPORATION
By:	/s/ ROBERT P. SCHECHTER Robert P. Schechter Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P. SCHECHTER Robert P. Schechter	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 1, 2008
/s/ HERBERT SHUMWAY Herbert Shumway	Senior Vice President of Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 1 2008
/s/ TODD D. DONAHUE Todd D. Donahue	Vice President of Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)	April 1, 2008
/s/ OFER GNEEZY Ofer Gneezy	Director	April 1, 2008
/s/ W. FRANK KING, PH.D. W. Frank King, Ph.D.	Director	April 1, 2008
/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	April 1, 2008
/s/ RONALD W. WHITE Ronald W. White	Director	April 1 2008

Exhibit Index

        The Company will furnish to any stockholder who so requests, a copy of this annual report on Form 10-K, including a copy of any exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed our cost of furnishing such exhibit.

No.	Title
2.6*	Merger Agreement dated as of May 18, 2000 by and among the Registrant, 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (incorporated by reference to the Registrant's Form 8-K filed July 7, 2000).
2.7*	Asset Purchase Agreement dated October 15, 2001 by and between the Registrant and Lucent Technologies Inc. (incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2001).
2.8*	Agreement and Plan of Merger dated as of February 13, 2006 by and among the Registrant, Openera Technologies, Inc. and the other parties thereto (incorporated by reference to the Registrant's Form 8-K filed February 17, 2006).
2.9*	Asset Purchase Agreement dated December 20, 2007 by and between Registrant and Verso Technologies, Inc. (incorporated by reference to the Registrant's Form 8-k filed December 28, 2007)
2.10*	Agreement and Plan of Merger by and among NMS Communications Corporation, LiveWire Mobile, Inc., Quarry Acquisition Corp., Groove Mobile, Inc. and the Securityholders' Representative named therein, dated March 16, 2008 (incorporated by reference to the Registrant's Form 8-K filed March 19, 2008).
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.2*	By-laws of Registrant, as amended (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Form 8-K filed May 9, 2001).
4.1*	Specimen Certificate for the Common Stock (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
10.1#*	Employment agreement dated as of June 28, 2005 by and between the Registrant and Herbert Shumway (incorporated by reference to the Registrant's Form 8-K filed July 5, 2005).
10.3#*	Severance Protection Agreement dated as of May 17, 2005 by and between the Registrant and Herbert Shumway (incorporated by reference to the Registrant's Form 8-K filed May 25, 2005).
10.12#*	1993 Employee Stock Option Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-57141)).
10.13#*	2003 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-106820)).
10.14#*	1993 Non-Employee Directors Stock Option Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-40940)).
10.15#*	Openera Technologies, Inc., 2005 Equity Incentive Plan. (incorporated by reference to the Registrants' Form 10-K for the year ended December 31, 2005).
10.19#*	1995 Non-Statutory Stock Option Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-40940)).
10.20*	Lease Amendment between the Registrant and National Development of New England, LLC dated October 1996 (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996).
10.23#*	2000 Equity Incentive Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-106820), as amended).
10.24#*	Form of Non-Statutory Stock Option Agreement (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2005).

10.27*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2005).
10.27*	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2001).
10.29*	Supply Agreement, dated November 30, 2001, between the Registrant and Lucent Technologies, Inc. (incorporated by reference to the Registrant's Form 8-K filed December 14, 2001).
10.30*	Intellectual Property Agreement, dated November 30, 2001, by and among the Registrant and Lucent Technologies, Inc. and Lucent Technologies GRL Corporation relating to the sale of Lucent's Voice Quality Business (incorporated by reference to the Registrant's Form 8-K filed December 14, 2001).
10.31*	Form of NMS Communications Corporation Non-Qualified Stock Option Agreement for Openera Technologies, Inc. 2005 Equity Incentive Plan (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2006).
10.32#*	Offer Letter from NMS Communications Corporation to Todd Donahue, entered into as of January 12, 2007 (incorporated by reference to the Registrant's Form 8-K filed January 19, 2007).
10.33*	Sublease dated December 28, 2006 between NMS Communications Corporation and Genzyme Corporation (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2006).
10.34#*	2006 Management Bonus Program (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2006).
10.35#	2nd Half 2007 Management Bonus Program.
10.36#	Severance Protection Agreement dated as of July 2, 2007 by and between the Registrant and Steven Gladstone.
10.37#	Severance Protection Agreement dated as of October 1, 2007 by and between the Registrant and Todd Donahue.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the registration statement or report indicated.

#
Management contract or compensatory plan or arrangement.