Form 10-Q
period 2008-03-31
NMS COMMUNICATIONS CORP
filed 2008-05-13
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES  ☒          NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                              Yes ☐                               No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock, $0.01 par value per share	45,912,858 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NMS Communications Corporation
Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,390	$20,179
Marketable securities	—	9,993
Accounts receivable, net of allowance for doubtful accounts of $111 and $113, respectively	11,711	13,762
Inventories	2,906	2,720
Prepaid expenses and other assets	2,752	3,414
Total current assets	27,759	50,068
Property and equipment, net	5,699	5,096
Goodwill	11,075	5,427
Other intangible assets, net	14,177	4,185
Other assets, net	3,008	2,964
Total assets	$61,718	$67,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,077	$6,846
Accrued expenses and other liabilities	6,240	7,557
Accrued restructuring	1,205	938
Deferred revenue	2,649	3,414
Total current liabilities	16,171	18,755
Accrued restructuring	2,076	1,811
Capital lease obligations	178	—
Accrued warranty	73	171
Total liabilities	18,498	20,737

Commitments and contingencies (note O)

Stockholders’ equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at March 31, 2008 and December 31, 2007, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized at March 31, 2008 and December 31, 2007; 52,991,435 shares issued and 45,751,830 shares outstanding at March 31, 2008 and 52,991,435 shares issued and 45,642,905 shares outstanding at December 31, 2007	530	530
Additional paid-in capital	435,023	433,423
Accumulated deficit	(369,058)	(362,821)
Accumulated other comprehensive loss	(1,864)	(2,396)
Treasury Stock, at cost, 7,239,605 and 7,348,530 shares at March 31, 2008 and December 31, 2007, respectively	(21,411)	(21,733)
Total Stockholders’ equity	43,220	47,003
Total liabilities and stockholders’ equity	$61,718	$67,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Revenues	$19,176	$17,975

Cost of revenues	6,781	7,577

Gross profit	12,395	10,398

Operating expenses:
Selling, general and administrative	10,659	10,365
Research and development	5,112	4,650
Restructuring	390	—
Total operating expenses	16,161	15,015

Operating loss	(3,766)	(4,617)

Other income (expense):
Interest income	172	420
Other	(2,185)	(154)
Other (expense) income, net	(2,013)	266

Loss from continuing operations before income taxes	(5,779)	(4,351)

Income tax expense	299	51

Loss from continuing operations	(6,078)	(4,402)

Loss from discontinued operations (net of income tax benefit of $24)	—	(716)

Loss on disposal of discontinued operations	(159)	—

Net loss	$(6,237)	$(5,118)

Net loss from continuing operations per common share—basic and diluted	$(0.14)	$(0.10)

Net loss per common share—basic and diluted	$(0.14)	$(0.12)

Shares used in net loss per common share—basic and diluted	44,589	43,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Cash flow from operating activities:
Net loss	$(6,237)	$(5,118)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of property and equipment	609	730
Accretion of marketable securities	(58)	(19)
Amortization of managed services assets	153	—
Amortization of other intangibles	448	292
Stock-based compensation expense	1,825	1,379
Loss on disposal of property and equipment	—	10
Other-than-temporary impairment loss on marketable securities	1,881	—
Foreign exchange translation loss	—	83
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,845	1,144
Inventories	(187)	(126)
Prepaid expenses and other assets	933	161
Accounts payable	(2,366)	722
Accrued expenses and other liabilities	(2,856)	(865)
Accrued restructuring	531	(555)
Deferred revenue	(895)	1,418
Cash used in operating activities	(3,374)	(744)
Cash flow from investing activities:
Purchases of property and equipment	(441)	(1,251)
Purchases of managed services assets	(100)	—
Purchases of marketable securities	(1,340)	—
Acquisition of a business, net of cash acquired	(13,641)	—
Proceeds from sales and maturity of marketable securities	9,505	7,100
Cash provided by (used in) investing activities	(6,017)	5,849
Cash flow from financing activities:
Repayment of debt	(534)	—
Proceeds from issuance of common stock	97	15
Cash provided by (used in) financing activities	(437)	15
Effect of exchange rate changes on cash	39	(103)
Net increase (decrease) cash and cash equivalents	(9,789)	5,017
Cash and cash equivalents, beginning of period	20,179	25,176
Cash and cash equivalents, end of period	$10,390	$30,193

Supplemental cash flow information:
Acquisitions:
Fair value of assets acquired, net of cash acquired	$17,926	$—
Fair value of liabilities acquired	$2,995	$—
Reclassification of inventory to property and equipment	$—	$246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

A.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the “Company”). The financial information included herein is unaudited. The consolidated balance sheet at December 31, 2007 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2007.

In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2007. Certain disclosures related to reportable segments have been reclassified to conform to the current period’s presentation. At March 31, 2008 and 2007, the Company had unvested restricted stock outstanding to purchase 319,044 and 1,480,923 shares of its common stock, respectively.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinued Operations

In the fourth quarter of 2007, the Company sold its Network Infrastructure  (“NI”) division and certain assets and liabilities of the NI division to Verso Technologies, Inc (“Verso”). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), the operating results of the NI division have been reclassified as a discontinued operations in the condensed consolidated statements of operations and related disclosures in the Notes to the condensed consolidated financial statements for all historical reporting periods.

C.   STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Stock-Based Compensation

The following table presents stock-based compensation expense, inclusive of expense associated with discontinued operations, by the type of award and the effect of recording stock-based compensation expense, in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”):

	Three Months Ended	Three Months Ended
(In thousands, except per share data)	March 31, 2008	March 31, 2007
Stock-based compensation expense by type of award:
Stock options	$334	$624
Restricted stock and options	1,482	752
Employee stock purchase plan	9	3
Total stock-based compensation expense	$1,825	$1,379

Effect on earnings per share
Increase to basic and diluted loss per share	$0.04	$0.03

Effect of stock-based compensation expense on income by line item:
Cost of revenues	$26	$45
Selling, general and administrative	1,737	1,169
Research and development	62	44
Discontinued operations	—	121
Stock-based compensation expense	$1,825	$1,379

The Company estimates the fair value of each equity award (i.e. stock options, restricted stock and options, and stock related to the employee stock purchase plan) using the Black-Scholes pricing model. This valuation model uses the exercise price of the award and the following significant assumptions:  the expected term of the award, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation method and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s equity awards on respective grant dates during the three months ended March 31, 2008 and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2008 and 2007, using the Black-Scholes valuation model were:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Expected term (1)	3.6 years	3.3 to 4.0 years
Expected common stock price volatility (2)	63%	66 to 71%
Risk-free interest rate (3)	2.0% to 2.8%	4.5% to 4.9%
Expected annual dividend yield	—	—

(1)	The expected term of stock options granted during the three months ended March 31, 2008 and 2007 was determined based on our historical stock option exercise experience.

(2)

The expected common stock price volatility for each stock option grant is estimated based on an average of historical daily price changes of the Company’s common stock over the periods that match the expected term of the stock option.

(3)

The risk-free interest rate for each stock option grant is based on the interest rates of zero coupon U.S. Treasury Notes in effect at the time of grant for a period approximately equal to the expected term of the stock option.

At March 31, 2008, unrecognized compensation expense related to non-vested stock options, net of estimated forfeitures, was $1.7 million, which is expected to be recognized over a weighted average period of 1.4 years.

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan was determined using the Black-Scholes pricing model. The compensation expense is recorded over the period in which the awards are earned. During the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense based on an estimate of shares to be issued under the Company’s Employee Stock Purchase Plan in the second fiscal quarter of 2008 and 2007, respectively.

At March 31, 2008 and 2007, the aggregate intrinsic values of options outstanding were $0.8 million and $0.7 million, respectively. At March 31, 2008 and 2007, the aggregate intrinsic values of options exercisable were $0.2 million and $0.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 were $0.1 million and $0.1 million, respectively.

D.   LOSS PER COMMON SHARE

The following table provides the computations of basic and diluted loss from continuing operations per common share and net loss per common share:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(6,078)	$(4,402)
Loss from discontinued operations (net of income tax benefit of $0 and $24,000, respectively)	—	(716)
Loss on disposal of discontinued operations, (no tax effect)	(159)	—
Net loss	$(6,237)	$(5,118)

Denominator:
Shares used in net loss from continuing and discontinued operations per common share—basic and diluted	44,589	43,546

Net loss per common share—basic and diluted
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	$(0.00)	$(0.02)
Net loss per common share—basic and diluted	$(0.14)	$(0.12)

All of the Company’s outstanding stock options and unvested restricted stock were anti-dilutive for the three months ended March 31, 2008 and 2007 due to the net loss position of the Company. At March 31, 2008 and 2007, the Company had stock options outstanding to purchase 7,308,930 and 7,031,945 shares of its common stock, respectively. At March 31, 2008 and 2007, the Company had unvested restricted stock outstanding to purchase 319,044 and 1,480,923 shares of its common stock, respectively.

E.   ACQUISITIONS

Groove Mobile

Effective March 17, 2008, the Company’s wholly-owned subsidiary, Live Wire Mobile, Inc. (“Live Wire Mobile”) acquired Groove Mobile, Inc. (“Groove Mobile”), a Delaware corporation whose operations are based in Bedford, Massachusetts, for a total purchase price of $15.8 million, including total transaction costs and facility exit costs of approximately $1.3 million.

Groove Mobile is a leading provider of mobile solutions for mobile operators and record labels. Groove Mobile has 12 global mobile operator customers including Sprint, 3 UK and Bell Mobility as well as relationships with the major music labels including EMI, Sony BMG, Universal Music Group and Warner Music Group. Groove Mobile was acquired by the LiveWire Mobile division.

In connection with the acquisition, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. The Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility related costs during the lease term.

The acquisition was accounted for as a purchase business combination. Accordingly, the results of the operations of Groove Mobile were included with those of the Company for periods subsequent to the date of acquisition. The Company has preliminarily allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on March 17, 2008. The allocation of the purchase price is preliminary because final analyses of the transaction costs, facility exit costs, intangible assets, deferred revenue and deferred tax assets and income tax liabilities are not yet complete.

A summary of the perliminary purchase price is as follows:

Amount
(In thousands)
Cash paid	$14,500
Transaction costs	979
Facility exit costs	311
Total purchase price	$15,790

The following table presents the allocation of the purchase price and the lives of the acquired intangible assets. The acquired intangible assets are amortized over their estimated useful lives using the straight-line method.

	Amount	Estimated Life
	(In thousands)	(In years)
Cash and cash equivalents	859
Accounts receivable	794
Prepaid expenses and other current assets	299
Fixed assets	743
Core technology	7,500	2.8
Customer relationships	2,940	7.0
Goodwill	5,650
Total assets acquired	$18,785
Total liabilities assumed	2,995
Total net assets acquired	$15,790

Openera

Effective February 24, 2006 (the “effective date”), the Company acquired (the “acquisition”) Openera, with operations based primarily in Bangalore, India, for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and assumed liabilities of $2.8 million. Openera was allocated into the Company’s LiveWire Mobile division on the effective date. The acquisition was accounted for as a purchase combination.

In connection with the acquisition of Openera, the Company issued 3,977,518 shares of its common stock to employee and non-employee stockholders of Openera, subject to certain restrictions. The shares vested 40% at the effective date, and 20% each at 12, 24 and 30 month intervals subsequent to the effective date. A total of 1,981,047 shares issued to employees are subject to their continued employment over the 30-month period following the effective date. These restricted shares have been excluded from the purchase price of the acquisition.

In addition, the Company granted options to purchase 369,175 shares of its common stock to certain employees of Openera. The options vested 40% at the effective date, and 20% each at 12, 24 and 30 month intervals subsequent to the effective date. Options to purchase 221,505 shares of the Company’s common stock are subject to the employees’ continued employment with the Company over the 30-month period following the acquisition. The value of the options have been excluded from the purchase price of the acquisition. The fair value of the options was estimated using the Black-Scholes valuation model.

The value of the vested portion of the shares and stock options issued in connection with the acquisition was recorded as part of the purchase price. The unvested portion is being amortized as compensation expense ratably over the 30-month period following the date of acquisition.

F.   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded goodwill and other intangible assets as a result of the acquisitions of Groove Mobile and Openera. The following table sets forth the change in the carrying amount of goodwill for the three months ended March 31, 2008, all of which is allocated to the Company’s LiveWire Mobile division:

(In thousands)
Goodwill at December 31, 2007	$5,427)
Additions to goodwill	5,650
Effect of foreign exchange	(2)
Goodwill at March 31, 2008	$11,075

       As of March 31, 2008 goodwill recorded by the Company is not deductible for tax purposes.

The components of other intangible assets are as follows as of March 31, 2008:

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8—4.8	$11,500	$(2,487)	$9,013
Customer relationships	6.8—7.0	3,940	(268)	3,672
Licenses	5	1,571	(79)	1,492
Other intangible assets		$17,011	$(2,834)	$14,177

The components of other intangible assets are as follows as of December 31, 2007:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8–4.8	$4,000	$(2,176)	$1,824
Customer relationships	6.8	1,000	(210)	790
Licenses	5	1,571	—	1,571

Other intangible assets		$6,571	$(2,386)	$4,185

The following table presents amortization expense of other intangible assets for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cost of revenues	$390	$264
Selling, general and administrative	58	28
Total amortization expense of intangible assets	$448	$292

The following table summarizes the expected remaining amortization of other intangible assets as of March 31, 2008:

Expected
Amortization
Fiscal Year	Expense
(In thousands)
Remainder of 2008	$3,343
2009	4,191
2010	3,935
2011	924
2012	854
2013	420
2014 and thereafter	510
$14,177

At March 31, 2008, the Company’s goodwill of $11.1 million and other intangible assets of $12.7 million were allocated to the LiveWire Mobile division. The remaining other intangible assets of $1.5 million were allocated to the NMS Communications division.

G.   RESTRUCTURING AND OTHER RELATED CHARGES ACCRUALS

In the fourth quarter of 2006, the Company entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the "2006 sublease"). The Company exited this facility as of December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, the Company updated its analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges the Company recognized in 2006 related to these actions were $2.3 million of facility related charges.

In the first quarter of 2008, in order to reduce operating costs, the Company eliminated nine employee positions in anticipation of synergies associated with the acquisition of Groove Mobile, which resulted in restructuring charges of $0.4 million consisting of $0.4 million of employee severance-related costs.  In connection with the acquisition of Groove Mobile, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. The Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility related costs during the lease term.

The following table sets forth activity during the three months ended March 31, 2008 related to restructuring and other actions taken in fiscal years 2006 and 2008:

	Employee	Facility
	Related	Related	Total
		(In thousands)
Restructuring accrual balance at December 31, 2007	—	2,749	2,749
Restructuring	390	—	390
Acquisition transaction costs	—	311	311
Cash payments	(16)	(161)	(177)
Accretion of deferred rent	—	8	8
Restructuring accrual balance at March 31, 2008	$374	$2,907	$3,281

The facility related accrual is expected to be settled in cash over the next five years.

The employee related accrual is expected to be settled in cash over the next year.

H.    BUSINESS AND CREDIT CONCENTRATION

At March 31, 2008, one customer represented 13% of the Company’s outstanding accounts receivable balance. At December 31, 2007, two customers represented 14% and 11%, respectively, of the Company’s outstanding accounts receivable balance.

There were no customers representing more than 10% of the Company’s revenues for the three months ended March 31, 2008 and 2007.

  I.              MARKETABLE SECURITIES

The Company’s investments in marketable securities are classified as available-for-sale and are carried at fair value. As of March 31, 2008, the Company’s marketable securities had a zero cost basis. The Company’s marketable securities consisted of the following at December 31, 2007:

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Money market fund	$5,826	$—	$—	$5,826
Certificates of deposit	2,702	1	(1)	2,702
U.S. government and agency bonds	6,560	5	(1)	6,564
Verso common stock	1,881	—	(54)	1,827
	$16,969	$6	$(56)	$16,919
Included in cash and cash equivalents	6,926	—	—	6,926
Marketable securities	$10,043	$6	$(56)	$9,993

During the three months ended March 31, 2008, the Company sold $9.5 million of short-term marketable securities. As a result, the Company recognized $39,000 of gross realized gains and no gross realized losses for the three months ended March 31, 2008. There were no gross realized gains or losses from the sale of securities for the three months ended March 31, 2007.

During the Company’s review of its marketable securities portfolio as of March 31, 2008, the Company determined that the decline in the value of its investment in Verso common stock, issued to the Company in connection with the sale of the NI division, was other-than-temporary. Further, Verso filed for bankruptcy in April 2008. As a result, the Company recorded a $1.9 million impairment charge to earnings for the three months ended March 31, 2008, resulting in a zero cost basis of the investment as of March 31, 2008.

At December 31, 2007, all marketable securities, with the exception of the Verso common stock, were due to mature within one year.

J.                 INVENTORIES

Inventories were comprised of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Raw materials	$1,939	$1,522
Finished goods	3,147	3,236
Inventories at customer sites	482	654
	$5,568	$5,412
Write-down of inventory to lower of cost or market value	$(2,662)	$(2,692)
Total inventory	$2,906	$2,720

Inventories at customer sites represent products that have not yet been accepted by the customer.

K.   SEGMENT AND GEOGRAPHIC INFORMATION

Effective January 1, 2007, the Company consolidated two of its former reportable segments (Platform Solutions and Mobile Applications) into a single segment (Technology and Mobile Applications), and re-organized its business primarily according to functional business area.

Effective July 2, 2007, the Company reorganized its previously reported Technology and Mobile Applications segment into two separate business divisions: Communications Platforms and Mobile Applications. The change in organization was the result of the Company’s efforts to organize product development, sales, services and marketing teams to better align to serve each of these divisions’ distinct markets. During the fourth quarter of 2007, these divisions were renamed as the NMS Communications division (formerly Communications Platforms) and the LiveWire Mobile division (formerly Mobile Applications). The Company’s NI division remained unchanged and continued to focus on solutions for the radio access network (“RAN”) portion of mobile operators’ infrastructure. The NI division was sold to Verso on December 21, 2007.

As of March 31, 2008, the Company had operations established in 11 countries outside the United States and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

The following table presents the Company’s revenues, operating loss from continuing operations and long-lived assets by reporting segment, and revenue and long-lived assets by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. Corporate and unallocated costs include general and administrative functions and certain restructuring charges of the Company. For the three months ended March 31, 2008 and 2007, the loss from continuing operations for the LiveWire Mobile division include all acquisition-related amortization expense.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues
NMS Communications	$13,972	$16,662
LiveWire Mobile	5,204	1,313
Total revenues	$19,176	$17,975

Operating income (loss) from continuing operations
NMS Communications	$2,297	$3,865
LiveWire Mobile	(3,022)	(5,123)
Corporate and unallocated costs	(3,041)	(3,359)
Total operating loss from continuing operations	$(3,766)	$(4,617)

Revenues by geographic area
Americas	$5,999	$7,211
Europe, Middle East and Africa	5,373	5,551
Asia	7,804	5,213
Total revenues	$19,176	$17,975

The following table includes information about the Company’s long-lived assets by reportable segment and by geographic region as of:

	March 31,	December 31,
	2008	2007
	(In thousands)
Long-lived assets
NMS Communications	$2,899	$2,283
LiveWire Mobile	24,999	7,650
Corporate and unallocated assets	3,053	4,775
Total long-lived assets	$30,951	$14,708

Long-lived assets by geographic area
Americas	$4,985	$4,316
Europe, Middle East and Africa	313	341
Asia	401	439
Total long-lived assets	$5,699	$5,096

L.    COMPREHENSIVE LOSS

The following table presents the Company’s comprehensive loss for the stated periods.

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net loss	$(6,237)	$(5,118)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	482	(1)
Net change in unrealized gain (loss) on marketable securities	50	(16)
Comprehensive loss	$(5,705)	$(5,135)

M. INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company had no adjustments to retained earnings as a result of the implementation of FIN 48. The Company has established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States, because the Company believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future. As of March 31, 2008 and December 31, 2007, the Company had accrued approximately $0.5 million and $0.6 million for uncertain tax positions, respectively, all of which will impact the Company’s effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this Form 10-Q, an estimate of the range of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying condensed consolidated statements of operations. At March 31, 2008, the Company had $0.1 million of accrued interest expense related to uncertain tax positions, which is recorded as a component of income tax expense.

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

During the fourth quarter of 2007, the Company reached a final settlement with the French tax authorities related to audits for the tax years 2003 through 2004. The settlement of $182,000 was finalized and paid in January 2008. As part of the settlement, the Company has agreed to adjust its gross net operating loss carryforwards and related valuation allowances from $6.3 million to $1.6 million as of December 31, 2006. These gross net operating loss carryforwards had a full valuation allowance against them at March 31, 2008 and December 31, 2007. Based upon the settlement there was no material impact to net income, accumulated deficit or net deferred taxes in any historic periods.

For U.S. federal income tax purposes, the Company had net operating loss carryforwards available to reduce taxable income of approximately $201.2 million at December 31, 2007. Of this amount, $21.1 million relates to deductions from the exercise of stock options of which approximately $1.5 million is tracked separately and not included in the Company’s deferred tax asset in accordance with SFAS No. 123R. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, certain changes in the Company’s ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2008 if unutilized. The Company also had foreign net operating loss carryforwards of approximately $20.5 million. As of December 31, 2007, the Company had approximately $6.5 million of tax credits in the U.S. that are comprised of federal research and development credits and state and local credits. These credits will begin to expire in 2008 if unutilized. In addition, the Company had Canadian investment tax credits of approximately $5.0 million. These credits begin to expire in 2014 in unutilized.

As of December 31, 2007, United States income taxes were not provided on permanently undistributed earnings for certain non-U.S. subsidiaries of approximately $4.5 million. The Company will reinvest these earnings indefinitely in its operations outside the United States.

N.   EQUITY

Employees, including certain executive officers, of the Company exercised options to purchase 109,525 shares of the Company’s common stock under the Company’s various employee stock option plans during the three-month period ended March 31, 2008. Cash proceeds provided by the issuance of common stock related to employee stock option exercises were $0.1 million for the three months ended March 31, 2008. During the three months ended March 31, 2008, the Company issued 109,525 treasury shares in conjunction with the exercise of stock options under the Company’s stock option plans.

O.   COMMITMENTS AND CONTINGENCIES

The following table details our future contractual payment obligations as of March 31, 2008:

	Payments due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Operating lease obligations	$16,628	$4,938	$7,278	$4,213	$199	$—
Capital lease obligations	458	280	178	—	—	—
Purchase obligations	5,463	5,463	—	—	—	—
Uncertain tax positions and related interest	542	—	—	—	—	542

Total contractual obligations	$23,091	$10,681	$7,456	$4,213	$199	$542

Leases

The Company leases its corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities, which serve as sales offices throughout North America, Europe and Asia, under leases that expire within one to eight years. Rental expenses under all operating lease arrangements during the three month periods ended March 31, 2008 and 2007 were $0.9 million and $0.8 million, respectively. The amounts presented in the table above do not include future sublease income of $3.1 million which will be earned in the next five years.

Purchase Commitments

The Company has a purchase agreement with one of its manufacturers, Plexus Services Corporation (“Plexus”), that requires Plexus to turn its NMS-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At March 31, 2008, the Company had not met the eight turn goal. As a result, the Company had a contractual obligation of $106,000 at March 31, 2008.  Plexus has agreed to waive the contractual obligation related to the commitment at March 31, 2008. The Company has no such arrangements with its other third-party manufacturers.

Uncertain tax positions

As of March 31, 2008 and December 31, 2007, the Company accrued a liability related to uncertain tax positions of $0.4 million and $0.6 million and related interest of $0.1 million and $0.1 million, respectively. In January 2008, the Company paid $182,000 of taxes and interest related to an uncertain tax position recorded in 2007. The Company is unable to reasonably estimate the timing of the remainder of uncertain tax positions and related interest due to uncertainties in the timing of the effective settlements of tax positions.

Litigation

The Company is party to various legal proceedings in the normal course of its business. However, the Company has no material legal proceedings currently pending.

Guarantees

The Company’s products are generally sold with an 12-18 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region. Current warranty provisions are related to the past one to one and a half years’ revenues and warranty consumption is associated with current and prior years’ revenues.

Changes in the aggregate warranty liability were as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Beginning balance	$400	$285
Provisions for warranty	188	1
Expenditures	(121)	(10)
Ending balance	$467	$276

 Indemnification

The Company enters into indemnification agreements with certain of its customers in its ordinary course of business. Pursuant to these agreements the Company agrees that in the event its products infringe upon any proprietary right of a third party, the Company will indemnify its customer against any loss, expense or liability from any damages that may be awarded against the customer. As described in FASB Staff Position (“FSP”) FIN No. 45-1, “Accounting for Intellectual Property Infringement Indemnifications under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), indemnifications related to infringement on intellectual property, such as the ones the Company has entered into, are considered guarantees and therefore within the scope of FIN 45. These arrangements have been recorded at a fair value of zero as there have been no claims brought against the Company under such arrangements in the past five years.

The Company provides an indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving at the Company’s request in such capacity. As a matter of practice, the Company maintains directors and officer liability insurance coverage.

P. DISCONTINUED OPERATIONS

In the fourth quarter of 2007, the Company sold its NI division and certain assets and liabilities of the NI division to Verso. During the three months ended March 31, 2008, the Company incurred additional severance costs related to the disposition of the NI division. As a result, the Company recognized a $0.2 million loss for the three months ended March 31, 2008. Net loss from discontinued operations was $0.7 million (net of income tax benefit of $24,000) for the three months ended March 31, 2007. The NI division had revenues of $1.0 million for the three months ended March 31, 2007.

Q.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February, 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.  The adoption of SFAS 157 had no material impact on the Company’s financial statements upon adoption and for the three months ended March 31, 2008. The Company is currently evaluating the potential impact of adoption of FSP FAS 157-2 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R and SFAS 160 will have on the Company’s results of operations or financial condition.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective on January 1, 2009. Since SFAS 161 affects only disclosures, it will not impact the Company’s financial position or results of operations upon adoption.

S. SUBSEQUENT EVENT

On May 6, 2008 the Company entered into a Loan Security Agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”), which permits the Company to borrow up to $6 million in the form of revolving loan advances, including up to $6 million in the form of letters of credit, foreign exchange contracts, or cash management services. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to SVB’s prime rate. The Credit Facility matures on May 5, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will likely result”, “we expect”, “will continue”, “is anticipated”, “estimated”, “project”, or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness or decline in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors, a failure to, or a delay in effectively integrating businesses we acquire with our business, and other risks. These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our annual report on Form 10-K for the year ended December 31, 2007. We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

OVERVIEW

We operate in the large and rapidly evolving telecommunications industry. Our products include system building blocks, media processing, signaling and service delivery systems, personalized mobile communications applications, and voice quality systems. We sell our products through our direct sales force and channel partners. We have established businesses in North and South America (the “Americas”), Europe, the Middle East, Africa (collectively, “EMEA”), and Asia. The majority of our products are manufactured by third party manufacturers. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, next generation voice and video applications, and emerging IP-based services, including Voice over Internet Protocol.

       Effective July 2, 2007, we reorganized our previously reported Technology and Mobile Applications segment into two separate business divisions: Communications Platforms and Mobile Applications. The change in organization was the result of our efforts to organize product development, sales, services and marketing teams to better align to serve each of these divisions’ distinct markets. During the fourth quarter of 2007, these divisions were renamed as the NMS Communications divisions (formerly Communications Platforms) and the LiveWire Mobile division (formerly Mobile Applications). Corporate and unallocated costs include general and administrative functions and restructuring charges. Accordingly, segment revenue and operating income (loss) have been reclassified to conform to current period presentation.

   On December 21, 2007, we entered into an Asset Purchase Agreement (the “Agreement”), dated December 20, 2007, with Verso Technologies, Inc. a Minnesota Corporation (“Verso”), to sell our NI division. The closing of the transaction occurred on December 21, 2007. Net loss from the discontinued operations was $0.2 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008, we recognized an other-than-temporary impairment of the Verso common stock that had been issued to us by Verso in connection with the sale of our NI division totaling $1.9 million related to Verso’s announced bankruptcy in April 2008.

 In January 2008, to contribute to our growth strategy of the LiveWire Mobile division, we created a wholly-owned subsidiary, LiveWire Mobile, Inc. (“LiveWire Mobile”). LiveWire Mobile acquired Groove Mobile, Inc. (“Groove Mobile”) on March 17, 2008 for cash consideration of $14.5 million and total transaction costs and facility exit costs of $1.3 million. Groove Mobile, whose operations are based in Bedford, Massachusetts, is a provider of mobile music solutions. We believe the acquisition will enable LiveWire Mobile to expand its ability to offer a portfolio of managed services, including ringback tones, ringtones, and full track music and video downloads delivered through an integrated storefront.

During the three months ended March 31, 2008, we incurred a net loss from continuing operations of $6.1 million. Our net loss increased $1.7 million, from $4.4 million for the three months ended March 31, 2007, primarily due to an other-than-temporary impairment of $1.9 million of Verso common stock. We experienced a decrease in our NMS Communications division revenues of $2.7 million, offset by growth in our LiveWire Mobile division revenues of $3.9 million. We expect 2008 revenues to be slightly higher than 2007 revenues, primarily due to growth in our LiveWire Mobile division.

During the three months ended March 31, 2008, we utilized $3.4 million of cash to support operations. Additionally, we paid approximately $14.5 million all in connection with the acquisition of Groove Mobile. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions. As of March 31, 2008, we had $10.4 million in cash. On May 6, 2008, we entered into a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank (“SVB”), which permits us to borrow up to $6 million in the form of revolving loan advances, including up to $6 million in the form of letters of credit, foreign exchange contracts, or cash management services. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to SVB’s prime rate.  The Credit Facility matures on May 5, 2010. We believe the Company has sufficient cash available to execute on its business objectives for at least the next twelve months.

Critical Accounting Policies and Estimates

The following information updates, should be read in conjunction with the information disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2007.

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, see also our discussion under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007.

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

	Three Months Ended March 31,
	2008		2007
		% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change
NMS Communications	$14.0	72.9%	$16.7	92.7%	(16.2)%
LiveWire Mobile	5.2	27.1	1.3	7.3	296.9%
Total revenues	$19.2	100.0%	$18.0	100.0%	6.7%

We experienced a $2.7 million decrease in NMS Communications division revenues for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due to a decrease in demand for our products.

We experienced strong growth in the LiveWire Mobile division revenues for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, as a result of increased demand for our MyCaller Ringback Platform and related services. This increase was due to expansion orders from existing customers, as our customers experience growth in subscribers, an increase in managed services revenues, and additional new customers. The increase is also attributable to the recognition of $1.7 million in handset software and services revenues from one customer as a result of completing deliverables and obtaining acceptance related to a multiple-element customer license and support arrangement during the three months ended March 31, 2008. Of this amount, $0.5 million was included in deferred revenue as of December 31, 2007 and $1.0 million represented handset software distribution royalties for handsets shipped by this customer during 2007. We expect quarterly handset software revenues to be lower during the remaining quarters of 2008 as compared to the three months ended March 31, 2008.

For the three months ended March 31, 2008 and 2007, we recorded services revenue of $2.9 million and $1.2 million, respectively. The increase in service revenues is primarily due to a one-time recognition of $0.4 million of maintenance and support services associated with the multiple-element customer license and support arrangement noted above during the three months ended March 31, 2008, increases in maintenance and support revenues from new and existing customer deployments and increased revenues from the recently introduced managed services offerings of our LiveWire Mobile division. During the three months ended March 31, 2008, we recognized $0.4 million related to our managed services offerings. We will continue to market managed services offerings and we expect them to become an increasingly important component of our revenue in 2008.

	Three Months Ended March 31,
	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues	Change
	(In millions)		(In millions)
Americas	$6.0	31.3%	$7.2	40.1%	(16.8)%
Europe, Middle East and Africa	5.4	28.0	5.6	30.9	(3.2)%
Asia	7.8	40.7	5.2	29.0	49.7%
Total revenues	$19.2	100.0%	$18.0	100.0%	6.7%

Revenues derived from the Americas and EMEA markets decreased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due primarily to the decrease in demand for our NMS Communications division products. Revenues derived from the Asia market increased during the three months ended March 31, 2008, primarily due to an increase in sales of our LiveWire Mobile division products and services, including $1.7 million in handset software and services revenue as a result of completing deliverables and obtaining acceptance related to a multiple-element customer license  and support arrangement.

Gross Profit and Cost of Revenues

Cost of revenues consists primarily of product costs, cost of services provided to our customers, including the costs of managed services and overhead associated with fulfillment operations. Our manufacturing process is outsourced to contract manufacturers. The amortization of certain intangible assets and stock-based compensation expense are also included in cost of revenues.

	Three Months Ended March 31,
	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues	Change
	(In millions)		(In millions)
Revenues	$19.2	100.0%	$18.0	100.0%	6.7%
Cost of revenues	6.8	35.4	7.6	42.2	(10.5)%
Gross profit	$12.4	64.6%	$10.4	57.8%	19.2%

We experienced an increase in gross profit margin in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to an increase in LiveWire Mobile software license revenue, as well as, $1.7 million in handset software and service revenue as a result of completing deliverables and obtaining acceptance related to a multiple-element customer license and support arrangement, both of which carried higher profit margins than our other products and services. During both the three-month periods ended March 31, 2008 and 2007, we recognized $0.3 million of amortization expense related to the core technology acquired in connection with the Openera acquisition. During the three months ended March 31, 2008, we also recognized $0.1 million of amortization expense related to the core technology acquired in connection with the acquisition of Groove Mobile.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, stock-based compensation, commissions and related personnel and overhead expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. The amortization of intangible assets related to acquired customer relationships are also included in selling, general and administrative expenses.

	Three Months Ended March 31,
	2008		2007
		% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change
Selling, general and administrative expenses	$10.7	55.6%	$10.4	57.7%	2.8%

Selling, general and administrative expenses increased slightly during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily due to the acquisition of Groove Mobile in the first quarter of 2008.

Research and Development

Research and development expenses consist primarily of salaries, personnel expenses, stock-based compensation, prototype and other discretionary fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

	Three Months Ended March 31,
	2008		2007
		% of		% of
(In millions)	Amount	Revenue	Amount	Revenue	Change
Research and development expenses	$5.1	26.7%	$4.6	25.9%	9.9%

Our research and development spending increased during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily attributable to an increase in personnel and related costs associated with current roadmap initiatives as well as the Groove Mobile acquisition during the first quarter of 2008. Our research and development activities are primarily focused on opportunities relating to personalized mobile applications, and IP-based services, including VoIP, enhancing our existing board and software families, next generation board and related software offerings (incorporating for example, video capabilities), our Vision media servers, and our LiveWire Mobile product offerings. In the remainder of 2008, we expect quarterly research and development spending to increase.

Restructuring

In the fourth quarter of 2006, we entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which we formerly used as supplementary conference, training and corporate office space (the "2006 sublease"). We exited this facility as of December 31, 2006. In 2001 and 2002, we recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, we updated our analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, we recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges we recognized in 2006 related to these actions were $2.3 million of facility related charges.

In the first quarter of 2008, in order to reduce operating costs, we eliminated nine employee positions which resulted in restructuring and other related charges of $0.4 million. These charges consisted of $0.4 million of employee severance-related costs.  In connection with the acquisition of Groove Mobile, we created an exit plan to vacate the Groove corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. We recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility related costs during the lease term.

The following table sets forth activity during the three months ended March 31, 2008 related to restructuring and other actions taken in fiscal year 2006 and 2008:

	Employee	Facility
	Related	Related	Total
	(In thousands)
Restructuring accrual balance at December 31, 2007	—	2,749	2,749
Restructuring and other related charges	390	—	390
Acquisition transaction costs	—	311	311
Cash payments	(16)	(161)	(177)
Accretion of deferred rent	—	8	8
Restructuring accrual balance at March 31, 2008	$374	$2,907	$3,281

The employee related accrual is expected to be settled in cash over the next year. The facility related accrual is expected to be settled in cash over the next five years.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income, interest expense, gains or losses realized on the sale of investments, other-than-temporary impairment of investments and foreign currency translation gains and losses.

	Three Months Ended March 31,
(In millions)	2008	2007
Interest income	$0.2	$0.4
Other expense, net	(2.2)	(0.1)
Other income (expense), net	$(2.0)	$0.3

The decrease in interest income is attributable to our decrease in our cash, cash equivalents and marketable securities. During the three months ended March 31, 2008, we recognized an other-than-temporary impairment charge of $1.9 million related to our Verso common stock holdings. We deemed the impairment to be other-than-temporary due to Verso filing for bankruptcy in April of 2008. This charge is included in other expense, net. Also, included in other expense, net in the three months ended March 31, 2008, is a $0.3 million expense related to foreign  currency translation loss.

Income Tax Expense

Income tax expense for the three months ended March 31, 2008 and 2007 was $0.3 million and $0.1 million, respectively. Income tax expense is primarily due to foreign income taxes incurred by foreign subsidiaries offset by tax credits earned related to our research and development activities performed at our Canadian facility. The increase for the three months ended March 31, 2008 was attributable to a $0.2 million increase in non-recoverable withholding taxes from customers in Korea and India.

We conduct business globally and, as a result, we or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.

For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of approximately $201.2 million at December 31, 2007. Of this amount $21.1 million relates to deductions from the exercise of stock options of which approximately $1.5 million is tracked separately and not included in our deferred tax asset (in accordance with FAS 123R). The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provision of the Internal Revenue Code Section 382, certain changes in our ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2008 if unutilized. We also had foreign net operating loss carryforwards of approximately $20.5 million. As of December 31, 2007, we had approximately $6.5 million of tax credits in the U.S. that are composed of federal research and development credits and state and local credits. These credits will begin to expire in 2008 if unutilized. In addition, we had Canadian investment tax credits of approximately $5.0 million. These credits begin to expire in 2014 if unutilized.

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

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(In millions)	2008	2007
Cash, cash equivalents and marketable securities	$10.4	$30.2
Working capital	$11.6	$31.3

As of March 31, 2008, our liquid assets included cash of $10.4 million. We intend to use our cash for general corporate purposes, which may include working capital and capital expenditures. In connection with the sale of the NI division in the fourth quarter of 2007, we received consideration of $850,000 of cash and 5,374,033 shares of Verso common stock, for which we recognized an impairment charge of $1.9 million during the three months ended March 31, 2008 due to Verso filing for bankruptcy in April, 2008.

On March 17, 2008, LiveWire Mobile acquired Groove Mobile for cash consideration of $14.5 million, plus $1.3 million in total transaction costs. In connection with acquisition of Groove Mobile, we assumed short term debt of $0.5 million and repaid the obligation in March 2008.

As of March 31, 2008, we had no significant capital spending or purchase commitments other than facility leases and purchase orders in the ordinary course of business.

On May 6, 2008, we entered into a Credit Facility with SVB which permits us to borrow up to $6 million in the form of revolving loan advances, including up to $6 million in the form of letters of credit, foreign exchange contracts, or cash management services.  Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to SVB’s prime rate.  The Credit Facility matures on May 5, 2010.

We believe that our available liquid assets and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for at least the next 12 months. Material risks to cash flow from operations include lower than anticipated revenues and delayed cash receipts from sales of our products and services. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of revenue we will be able to achieve in the future, the successful introduction of new products and services in the market and capital expenditures required to support our business. Long-term cash requirements for normal operating expenses and for selling and general administrative expenses are anticipated for the continued development of new products. At this time we do not anticipate additional significant acquisitions of businesses or technologies complementary to our business. In the future we could require additional external financing through the sales of additional equity or other financing vehicles. There is no assurance that such financing can be obtained on favorable terms, if at all.

Cash Flow:

Sources and uses of cash for the three months ended March 31, 2008 and 2007 are summarized in the table below.

	Three Months Ended March 31,
(In millions)	2008	2007
Net cash provided by (used in):
Operating activities	$(3.4)	$(0.7)
Investing activities	$(6.0)	$5.8
Financing activities	$(0.4)	$—

We incurred a net loss of $6.2 million for the three months ended March 31, 2008, as compared to a net loss of $5.1 million for the three months ended March 31, 2007. The principal driver in the change in cash flows used in operations is net loss adjusted by certain non-cash items such as amortization and stock based compensation. Our change in cash flows for the three months ended March 31, 2008 was also adjusted by the $1.9 million impairment charge we recognized in relation to the Verso stock issued to us in connection with the sale of our NI division.

Our cash flows from operating activities are also affected by changes in our operating assets and liabilities. As of March 31, 2008 and 2007, days sales outstanding (DSO) were 55 days and 57 days, respectively. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. For some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized. These shipments relate to the inventory at customer sites in 2008. As LiveWire Mobile product and services revenues are expected to become a larger proportion of overall revenues, accounts receivable may increase and affect cash flows accordingly. During the three months ended March 31, 2008, cash flows provided by accounts receivable were $2.8 million.

We used cash of $2.9 million to pay accrued expenses during the three months ended March 31, 2008, primarily related to the payout of payroll, bonus and commissions earned during the fourth quarter of 2007. In addition we paid $1.6 million for the licensed technology we purchased in the fourth quarter of 2007.

Our cash flows used in investing activities were primarily driven by the purchases and maturities and sales of our markatable securities and our acquisition of Groove Mobile. We purchased $1.3 million of marketable securities in the first quarter of 2008. Proceeds from the sale and maturity of marketable securities in the first quarter of 2008, provided $9.5 million of cash. On March 17, 2008, we acquired Groove Mobile for total cash consideration of $14.5 million, plus the assumption of $3.0 million of liabilities, including $0.5 million of short term debt which was paid immediately after closing. We also incurred approximately $1.3 million in total transaction costs and facility exit costs, of which $0.3 million were paid in March 2008.

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

Contractual Obligations

The following table details our future contractual payment obligations as of March 31, 2008:

	Payments due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Operating lease obligations	$16,628	$4,938	$7,278	$4,213	$199	$—
Capital lease obligations	458	280	178	—	—	—
Purchase obligations	5,463	5,463	—	—	—	—
Uncertain tax positions and related interest	542	—	—	—	—	542

Total contractual obligations	$23,091	$10,681	$7,456	$4,213	$199	$542

Operating lease obligations do not include estimated sublease income of $3.1 million, which is expected to be received over the next five years. Purchase obligations are open purchase orders defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to components, software licenses and services, and equipment maintenance services. The amounts are based on our contractual commitments.

We have a purchase agreement with one of our manufacturers, Plexus Services Corporation (“Plexus”), that requires Plexus to turn our inventory eight times per year. If this condition is not met, we must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At March 31, 2008, we had not met the eight turn goal. As a result, we had a contractual obligation of $106,000 at March 31, 2008, which Plexus agreed to waive the contractual obligation related to this contractual obligation . We had no such arrangements with other third-party manufacturers.

As of March 31, 2008, we recorded a liability related to uncertain tax positions of $0.5 million. In January 2008, we paid $182,000 of taxes and interest, related to an uncertain tax position recorded in 2007. We are unable to reasonably estimate the timing of the remainder of our uncertain tax positions and related interest in individual years beyond 12 months due to uncertainties in the timing of the effective settlements of tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 -does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February, 2008, the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.  The adoption of SFAS 157 had no material impact on our financial statements upon adoption and for the three months ended March 31, 2008. We are currently evaluating the potential impact of adoption of FSP FAS 157-2 and have not yet determined the impact, if any, that its adoption will have on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our results of operations or financial condition.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective on January 1, 2009. Since SFAS 161 affects only disclosures, it will not impact our financial position or results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in our 2007 annual report on Form 10-K.

Our financial instruments include cash, accounts receivable, marketable securities, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at March 31, 2008 and December 31, 2007. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity. There was no debt outstanding either as of March 31, 2008 or as of December 31, 2007.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to the Company’s business. However, we have no legal proceedings currently pending that are expected to be material to our operations or financial presentation.

Item 1A. Risk Factors

The risks disclosed in Item 1A “Risk factors” of our annual report on Form 10-K for the year ended December 31, 2007 may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industry in which we compete is very competitive and changes rapidly. Sometimes new risks emerge, and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

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

NMS Communications Corporation

Dated: May 12, 2008	By:	/S/ ROBERT P. SCHECHTER
Robert P. Schechter
President and Chief Executive Officer
And Chairman of the Board of Directors

Dated: May 12, 2008	By:	/S/ HERBERT SHUMWAY
Herbert Shumway
Senior Vice President of Finance,
Chief Financial Officer and Treasurer