Form 10-Q
period 2008-06-30
NMS COMMUNICATIONS CORP
filed 2008-08-11
CIK 915866

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-23282

NMS Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2814586 (IRS Employer Identification Number)
100 Crossing Boulevard, Framingham, Massachusetts 01702 (Address of principal executive offices) (Zip Code)
(508) 271-1000 (Registrant's telephone number, including area code)
None (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2008
Common Stock, $0.01 par value per share	45,921,025 shares

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,257	$20,179
Marketable securities	—	9,993
Accounts receivable, net of allowance for doubtful accounts of $264 and $113, respectively	10,641	13,762
Inventories	2,856	2,720
Prepaid expenses and other assets	2,598	3,414

Total current assets	25,352	50,068

Property and equipment, net	4,885	5,096
Goodwill	11,189	5,427
Other intangible assets, net	13,172	4,185
Other assets, net	3,091	2,964

Total assets	$57,689	$67,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,471	$6,846
Accrued expenses and other liabilities	6,555	7,557
Accrued restructuring, current portion	1,545	938
Capital lease obligations, current portion	297	—
Revolving line of credit	3,987	—
Deferred revenue	3,014	3,414

Total current liabilities	19,869	18,755

Accrued restructuring, long term portion	1,882	1,811
Capital lease obligations, long term portion	196	—
Accrued warranty	72	171

Total liabilities	22,019	20,737

Commitments and contingencies (note P)
Stockholders' equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at June 30, 2008 and December 31, 2007, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized at June 30, 2008 and December 31, 2007; 52,991,435 shares issued and 45,921,025 shares outstanding at June 30, 2008 and 52,991,435 shares issued and 45,642,905 shares outstanding at December 31, 2007	530	530
Additional paid-in capital	435,334	433,423
Accumulated deficit	(377,307)	(362,821)
Accumulated other comprehensive loss	(1,977)	(2,396)
Treasury Stock, at cost, 7,070,410 and 7,348,530 shares at June 30, 2008 and December 31, 2007, respectively	(20,910)	(21,733)

Total stockholders' equity	35,670	47,003

Total liabilities and stockholders' equity	$57,689	$67,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Revenues	$17,089	$20,625	$36,265	$38,600
Cost of revenues	7,883	8,182	14,664	15,759

Gross profit	9,206	12,443	21,601	22,841
Operating expenses:
Selling, general and administrative	10,604	10,104	21,263	20,469
Research and development	5,498	4,662	10,610	9,312
Restructuring	1,025	—	1,415	—

Total operating expenses	17,127	14,766	33,288	29,781

Operating loss	(7,921)	(2,323)	(11,687)	(6,940)
Other income (expense):
Interest income	32	310	204	730
Interest expense	(15)	—	(15)	—
Other	55	(166)	(2,130)	(320)

Other income (expense), net	72	144	(1,941)	410

Loss from continuing operations before income taxes	(7,849)	(2,179)	(13,628)	(6,530)
Income tax expense	192	20	491	71

Loss from continuing operations	(8,041)	(2,199)	(14,119)	(6,601)

Loss from discontinued operations (net of income tax benefit of $0, $25, $0, and $49, respectively)	—	(856)	—	(1,572)
Loss on disposal of discontinued operations	(208)	—	(367)	—

Net loss	$(8,249)	$(3,055)	$(14,486)	$(8,173)

Net loss from continuing operations per common share share—basic and diluted	$(0.18)	$(0.05)	$(0.31)	$(0.15)

Net loss per common share—basic and diluted	$(0.18)	$(0.07)	$(0.32)	$(0.19)

Shares used in net loss per common share—basic and diluted	45,552	44,084	45,079	43,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net loss	$(14,486)	$(8,173)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of property and equipment	1,336	1,491
Accretion of marketable securities	(58)	5
Amortization of managed services assets	341	33
Amortization of other intangibles	1,569	584
Stock-based compensation expense	2,483	2,680
Loss on disposal of property and equipment	531	95
Other-than-temporary impairment loss on marketable securities	1,881	—
Foreign exchange translation loss	545	108
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	3,915	3,170
Inventories	(136)	96
Prepaid expenses and other assets	1,011	289
Accounts payable	(3,922)	477
Accrued expenses and other liabilities	(2,874)	350
Accrued restructuring	675	(1,245)
Deferred revenue	(530)	(66)

Cash used in operating activities	(7,719)	(106)

Cash flow from investing activities:
Purchases of property and equipment	(804)	(1,067)
Purchase of licenses	(116)	—
Purchases of managed services assets	(389)	(730)
Purchases of marketable securities	(1,340)	(1,650)
Acquisition of a business, net of cash acquired	(13,632)	—
Proceeds from sales of marketable securities	7,585	—
Proceeds from maturity of marketable securities	1,920	7,100

Cash provided by (used in) investing activities	(6,776)	3,653

Cash flow from financing activities:
Proceeds from revolving line of credit	3,987	—
Repayment of capital lease	(70)	—
Repayment of debt	(533)	—
Proceeds from issuance of common stock	250	117

Cash provided by (used in) financing activities	3,634	117

Effect of exchange rate changes on cash	(61)	(88)
Net increase (decrease) cash and cash equivalents	(10,922)	3,576

Cash and cash equivalents, beginning of period	20,179	25,176

Cash and cash equivalents, end of period	$9,257	$28,752

Supplemental cash flow information:
Reclassification of inventory to property and equipment	$—	$246
Assets acquired under capital lease	$105	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A. BASIS OF PRESENTATION

        The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the "Company"). The financial information included herein is unaudited. The condensed consolidated balance sheet at December 31, 2007 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2007.

        In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K as of and for the year ended December 31, 2007. Certain disclosures related to reportable segments have been reclassified to conform to the current period's presentation.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinued Operations

        In the fourth quarter of 2007, the Company sold its Network Infrastructure ("NI") division and certain assets and liabilities of the NI division to Verso Technologies, Inc. ("Verso"). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), the operating results of the NI division have been reclassified as discontinued operations in the condensed consolidated statements of operations and related disclosures in the Notes to the condensed consolidated financial statements for all historical reporting periods.

Financial Instruments

        The Company's financial instruments include cash, marketable securities, accounts receivable, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable are equal to their carrying value at June 30, 2008 and December 31, 2007. Debt is recorded at its face value which approximates fair value due to its short term maturity.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

C. STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Stock-based Compensation

        The following table presents stock-based compensation expense, inclusive of expense associated with discontinued operations, by the type of award and the effect of recording stock-based compensation expense, in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Stock options	$332	$548	$666	$1,172
Restricted stock and options	316	750	1,798	1,502
Employee stock purchase plan	10	3	19	6

Total stock-based compensation expense	$658	$1,301	$2,483	$2,680

Effect of stock-based compensation expense on income by line item:
Cost of revenues	$18	$43	$44	$88
Selling, general and administrative	609	1,103	2,346	2,272
Research and development	31	118	93	239
Discontinued operations	—	37	—	81

Total stock-based compensation expense	$658	$1,301	$2,483	$2,680

        The Company estimates the fair value of each equity award (i.e. stock options and stock related to the employee stock purchase plan) using the Black-Scholes pricing model. This valuation model uses the exercise price of the award and the following significant assumptions: the expected term of the award, the expected volatility of the Company's common stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation method and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's equity awards on respective grant dates during the three and six months ended June 30, 2008 and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

C. STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS (Continued)

        Assumptions used to determine the fair value of stock options granted during the six months ended June 30, 2008 and 2007, using the Black-Scholes valuation model were:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected term(1)	3.4 to 3.9 years	3.3 to 4.2 years
Expected common stock price volatility(2)	61 to 63%	65 to 71%
Risk-free interest rate(3)	2.0% to 3.2%	2.4% to 4.9%
Expected annual dividend yield	—	—

(1)
The expected term of stock options granted during the six months ended June 30, 2008 and 2007 was determined based on the Company's historical stock option exercise experience.

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

        At June 30, 2008, unrecognized compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.2 million, which is expected to be recognized over a weighted average period of 0.9 years.

        Stock-based compensation expense related to the Company's Employee Stock Purchase Plan was determined using the Black-Scholes pricing model. The compensation expense is recorded over the period in which the awards are earned. During the three and six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense based on actual shares, less a forfeiture rate, and an estimate of shares to be issued under the Company's Employee Stock Purchase Plan in the fourth fiscal quarter of 2008 and 2007, respectively.

        At June 30, 2008 and 2007, the aggregate intrinsic values of options outstanding were $0.4 million and $0.6 million, respectively. At June 30, 2008 and 2007, the aggregate intrinsic values of options exercisable were $0.1 million and $0.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.1 million.

        On July 1, 2008, the Company cancelled an unvested restricted stock award to purchase 300,000 shares of its common stock at an exercise price of $0.01 per share.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

D. LOSS PER COMMON SHARE

        The following table provides the computations of basic and diluted loss from continuing operations per common share and net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(8,041)	$(2,199)	$(14,119)	$(6,601)
Loss from discontinued operations (net of income tax benefit of $0, $25, $0 and $49, respectively)	—	(856)	—	(1,572)
Loss on disposal of discontinued operations (no tax effect)	(208)	—	(367)	—

Net loss	$(8,249)	$(3,055)	$(14,486)	$(8,173)

Denominator:
Shares used in net loss from continuing and discontinued operations per common share—basic and diluted	45,552	44,084	45,079	43,674

Net loss per common share—basic and diluted
Continuing operations	$(0.18)	$(0.05)	$(0.31)	$(0.15)
Discontinued operations	$—	$(0.02)	$(0.01)	$(0.04)

Net loss per common share—basic and diluted	$(0.18)	$(0.07)	$(0.32)	$(0.19)

        All of the Company's outstanding stock options and unvested restricted stock were anti-dilutive for the three and six months ended June 30, 2008 and 2007 due to the net loss position of the Company. At June 30, 2008 and 2007, the Company had stock options outstanding to purchase 8,417,714 and 7,327,695 shares of its common stock, respectively. At June 30, 2008 and 2007, the Company had unvested restricted stock outstanding to purchase 319,044 and 1,480,923 shares of its common stock, respectively.

E. ACQUISITIONS

Groove Mobile

        Effective March 17, 2008, the Company's wholly-owned subsidiary, LiveWire Mobile, Inc. ("LiveWire Mobile") acquired Groove Mobile, Inc. ("Groove Mobile"), a Delaware corporation whose operations are based in Bedford, Massachusetts, for a total purchase price of $15.9 million, including total transaction costs and facility exit costs of approximately $1.4 million.

        Groove Mobile is a leading provider of mobile solutions for mobile operators and record labels. Groove Mobile had 12 global mobile operator customers including Sprint, 3 UK and Bell Mobility, as well as, relationships with the major music labels including EMI, Sony BMG, Universal Music Group and Warner Music Group.

        In connection with the acquisition, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. The Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

E. ACQUISITIONS (Continued)

        The acquisition was accounted for as a purchase business combination. Accordingly, the results of the operations of Groove Mobile were included with those of the Company for periods subsequent to the date of acquisition. The Company has allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on March 17, 2008.

        A summary of the purchase price is as follows:

Amount
(In thousands)
Cash paid	$14,500
Transaction costs	1,117
Facility exit costs	311

Total purchase price	$15,928

        The following table presents the allocation of the purchase price and the lives of the acquired intangible assets. The acquired intangible assets are amortized over their estimated useful lives using the straight-line method.

	Amount	Estimated Life
	(In thousands)	(In years)
Cash and cash equivalents	$868
Accounts receivable	794
Prepaid expenses and other current assets	290
Fixed assets	743
Core technology	7,500	2.8
Customer relationships	2,940	7.0
Goodwill	5,747

Total assets acquired	$18,882

Total liabilities assumed	$2,954

Total net assets acquired	$15,928

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and Groove Mobile, on a pro forma basis, as though the companies had been combined as of the beginning of 2007. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2007. For the three months ended June 30, 2007 and six months ended June 30, 2008 and 2007, the pro forma financial information is based on the Company's unaudited results of operations for its three months ended June 30, 2007 and six months ended June 30, 2008 and 2007, respectively, combined with Groove Mobile's unaudited results of operations for its three months ended June 30, 2007 and six months

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

E. ACQUISITIONS (Continued)

ended June 30, 2008 and 2007, respectively. The pro forma financial information includes amortization charges from acquired intangible assets and adjustments to interest expense.

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands, except per share data)	2007	2008	2007
Revenue	$22,609	$37,269	$42,442
Loss from continuing operations	$(4,771)	$(18,416)	$(11,925)
Loss from continuing operations per common share—basic and diluted	$(0.11)	$(0.41)	$(0.27)

Openera

        Effective February 24, 2006 (the "effective date"), the Company acquired Openera Technologies, Inc. ("Openera"), with operations based primarily in Bangalore, India, for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and assumed liabilities of $2.8 million. Openera was allocated into the Company's LiveWire Mobile division on the effective date. The acquisition was accounted for as a purchase business combination.

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

        In addition, the Company granted options to purchase 369,175 shares of its common stock to certain employees of Openera. The options vested 40% at the effective date, and 20% each at 12, 24 and 30 month intervals subsequent to the effective date. Options to purchase 221,505 shares of the Company's common stock are subject to the employees' continued employment with the Company over the 30-month period following the acquisition. The value of the options has been excluded from the purchase price of the acquisition. The fair value of the options was estimated using the Black-Scholes valuation model.

        The value of the vested portion of the shares and stock options issued in connection with the acquisition was recorded as part of the purchase price. The unvested portion is being amortized as compensation expense ratably over the 30-month period following the date of acquisition.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

F. GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company recorded goodwill and other intangible assets as a result of the acquisitions of Groove Mobile in March 2008 and Openera in February 2006. The following table sets forth the change in the carrying amount of goodwill for the six months ended June 30, 2008, all of which is allocated to the Company's LiveWire Mobile division:

(In thousands)
Goodwill at December 31, 2007	$5,427
Additions to goodwill	5,747
Effect of foreign exchange	15

Goodwill at June 30, 2008	$11,189

        As of June 30, 2008, goodwill recorded by the Company is not deductible for tax purposes.

        The components of other intangible assets are as follows as of June 30, 2008:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8–4.8	$11,500	$(3,377)	$8,123
Customer relationships	6.8–7.0	3,940	(415)	3,525
Licenses	3–5	1,687	(163)	1,524

Other intangible assets		$17,127	$(3,955)	$13,172

        The components of other intangible assets are as follows as of December 31, 2007:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8–4.8	$4,000	$(2,176)	$1,824
Customer relationships	6.8	1,000	(210)	790
Licenses	5	1,571	—	1,571

Other intangible assets		$6,571	$(2,386)	$4,185

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

F. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents amortization expense of the intangible assets for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Cost of revenues	$973	$265	$1,363	$529
Selling, general and administrative	148	27	206	55

Total amortization expense of other intangible assets	$1,121	$292	$1,569	$584

        The following table summarizes the expected remaining amortization of other intangible assets as of June 30, 2008:

Fiscal Year	Expected Amortization Expense
(In thousands)
Remainder of 2008	$2,248
2009	4,229
2010	3,973
2011	937
2012	854
2013	420
2014 and thereafter	511

$13,172

        At June 30, 2008, the Company's goodwill of $11.2 million and other intangible assets of $11.7 million were allocated to the LiveWire Mobile division. The remaining other intangible assets of $1.5 million were allocated to the NMS Communications division.

G. RESTRUCTURING AND OTHER RELATED CHARGES ACCRUALS

        In the fourth quarter of 2006, the Company entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the "2006 sublease"). The Company exited this facility as of December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, the Company updated its analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges the Company recognized in 2006 related to these actions were $2.3 million of facility-related charges.

        In the first quarter of 2008, in order to reduce operating costs, the Company eliminated nine employee positions in anticipation of synergies associated with the acquisition of Groove Mobile, which resulted in restructuring charges of $0.4 million, consisting of $0.4 million of employee severance-

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

G. RESTRUCTURING AND OTHER RELATED CHARGES ACCRUALS (Continued)

related costs. In connection with the acquisition of Groove Mobile, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. The Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

        In the second quarter of 2008, the Company recorded a restructuring charge of $1.0 million. Of this amount, $0.4 million related to exited office space located at the Company's headquarters in Framingham, Massachusetts. The Company consolidated its use of office space subsequent to the LiveWire Mobile division's relocation of its operations to Littleton, Massachusetts in May 2008. The Company also recorded a facility-related restructuring charge of $0.1 million related to consolidation of its France office. In connection with the facility exit activities, the Company wrote down $0.5 million of fixed assets associated with the exited space, primarily consisting of leasehold improvements.

        The following table sets forth activity during the six months ended June 30, 2008 related to restructuring:

	Employee Related	Facility Related	Fixed Assets Related	Total
		(In thousands)
Restructuring accrual balance at December 31, 2007	$—	$2,749	$—	$2,749
Restructuring	435	490	490	1,415
Restructuring related to acquisition of Groove Mobile	—	311	—	311
Cash payments	(293)	(501)	—	(794)
Write-off of fixed assets	—	—	(490)	(490)
Accretion of deferred rent	—	19	—	19
Reclassification of deferred rent	—	217	—	217

Restructuring accrual balance at June 30, 2008	$142	$3,285	$—	$3,427

        The employee related accrual is expected to be settled in cash over the next year. The facility related accrual is expected to be settled in cash over the next four years.

H. BUSINESS AND CREDIT CONCENTRATION

        At June 30, 2008, one customer represented 13% of the Company's outstanding accounts receivable balance. At December 31, 2007, two customers represented 14% and 11%, respectively, of the Company's outstanding accounts receivable balance.

        There were no customers representing more than 10% of the Company's revenues for the three and six months ended June 30, 2008. Two customers represented 18% and 11%, respectively, of the company's revenues for the three months ended June 30, 2007. One customer represented 13% of the Company's revenues for the six months ended June 30, 2007.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

I. MARKETABLE SECURITIES

        The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. As of June 30, 2008, the Company's marketable securities had a zero cost basis.

        The Company's marketable securities consisted of the following at December 31, 2007:

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market fund	$5,826	$—	$—	$5,826
Certificates of deposit	2,702	1	(1)	2,702
U.S. government and agency bonds	6,560	5	(1)	6,564
Verso common stock	1,881	—	(54)	1,827

	$16,969	$6	$(56)	$16,919
Included in cash and cash equivalents	6,926	—	—	6,926

Marketable securities	$10,043	$6	$(56)	$9,993

        During the six months ended June 30, 2008, the Company sold $7.6 million of short-term marketable securities. As a result, the Company recognized $39,000 of gross realized gains and no gross realized losses for the six months ended June 30, 2008. There were no gross realized gains or losses from the sale of securities for the three months ended June 30, 2008 and the three and six months ended June 30, 2007.

        During the Company's review of its marketable securities portfolio in the first quarter of 2008, the Company determined that the decline in the value of its investment in Verso common stock, issued to the Company in connection with the sale of the NI division, was other-than-temporary. Further, Verso filed for bankruptcy in April 2008. As a result, the Company recorded a $1.9 million impairment charge in the first quarter of 2008, resulting in a zero cost basis of the investment.

        At December 31, 2007, all marketable securities, with the exception of the Verso common stock were due to mature within one year.

J. INVENTORIES

        Inventories were comprised of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Raw materials	$2,137	$1,522
Finished goods	3,257	3,236
Inventories at customer sites	493	654

	$5,887	$5,412
Write-down of inventory to lower of cost or market value	$(3,031)	$(2,692)

Total inventory	$2,856	$2,720

        Inventories at customer sites represent products that have not yet been accepted by the customer.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

K. SEGMENT AND GEOGRAPHIC INFORMATION

        Effective January 1, 2007, the Company consolidated two of its former reportable segments (Platform Solutions and Mobile Applications) into a single segment (Technology and Mobile Applications), and re-organized its business primarily according to functional business area.

        Effective July 2, 2007, the Company reorganized its previously reported Technology and Mobile Applications segment into two separate business divisions: Communications Platforms and Mobile Applications. The change in organization was the result of the Company's efforts to organize product development, sales, services and marketing teams to better align to serve each of these divisions' distinct markets. During the fourth quarter of 2007, these divisions were renamed as the NMS Communications division (formerly Communications Platforms) and the LiveWire Mobile division (formerly Mobile Applications). The Company's NI division remained unchanged and continued to focus on solutions for the radio access network ("RAN") portion of mobile operators' infrastructure. The NI division was sold to Verso on December 21, 2007.

        As of June 30, 2008, the Company had operations established in 11 countries outside the United States and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

        The following table presents the Company's revenues, operating loss from continuing operations and long-lived assets by reporting segment, and revenue and tangible long-lived assets by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. Corporate and unallocated costs include general and administrative functions and certain restructuring charges of the Company. For the three and six months ended June 30, 2008 and 2007, the loss from continuing operations for the LiveWire Mobile division includes all acquisition-related amortization expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Revenues
NMS Communications	$13,833	$16,442	$27,805	$33,104
LiveWire Mobile	3,256	4,183	8,460	5,496

Total revenues	$17,089	$20,625	$36,265	$38,600

Operating income (loss)
NMS Communications	$2,322	$3,942	$4,619	$7,807
LiveWire Mobile	(5,995)	(2,987)	(9,017)	(8,110)
Corporate and unallocated costs	(4,248)	(3,278)	(7,289)	(6,637)

Total operating loss from continuing operations	$(7,921)	$(2,323)	$(11,687)	$(6,940)

Revenues by geographic area
Americas	$7,217	$5,839	$13,216	$13,050
Europe, Middle East and Africa	4,348	6,370	9,721	11,921
Asia	5,524	8,416	13,328	13,629

Total revenues	$17,089	$20,625	$36,265	$38,600

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

K. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The following table includes information about the Company's long-lived assets by reportable segment and by geographic region as of:

	June 30, 2008	December 31, 2007
	(In thousands)
Long-lived assets
NMS Communications	$2,794	$2,283
LiveWire Mobile	24,117	7,650
Corporate and unallocated assets	2,335	4,775

Total long-lived assets	$29,246	$14,708

Tangible long-lived assets by geographic area
Americas	$4,217	$4,316
Europe, Middle East and Africa	312	341
Asia	356	439

Total long-lived assets	$4,885	$5,096

L. COMPREHENSIVE LOSS

        The following table presents the Company's comprehensive loss for the stated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	007
Net loss	$(8,249)	$(3,055)	$(14,486)	$(8,173)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(113)	88	369	72
Net change in unrealized gain (loss) on marketable securities	—	(1)	50	(2)

Comprehensive loss	$(8,362)	$(2,968)	$(14,067)	$(8,103)

M. INCOME TAXES

        On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company had no adjustments to retained earnings as a result of the implementation of FIN 48. The Company has established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States, because the Company believes that it is more likely than not that the tax assets in those

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

M. INCOME TAXES (Continued)

jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowance, and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future. As of June 30, 2008 and December 31, 2007, the Company had accrued approximately $0.4 million and $0.6 million for uncertain tax positions, respectively, all of which will impact the Company's effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this Form 10-Q, an estimate of the range of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying condensed consolidated statements of operations. At June 30, 2008, the Company had $0.1 million of accrued interest expense related to uncertain tax positions.

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

        During the fourth quarter of 2007, the Company reached a final settlement with the French tax authorities related to audits for the tax years 2003 through 2004. The settlement of $182,000 was finalized and paid in January 2008. As part of the settlement, the Company has agreed to adjust its gross net operating loss carryforwards and related valuation allowances from $6.3 million to $1.6 million as of December 31, 2006. These gross net operating loss carryforwards had a full valuation allowance against them at June 30, 2008 and December 31, 2007. Based upon the settlement there was no material impact to net income, accumulated deficit or net deferred taxes in any historic periods.

        For U.S. federal income tax purposes, the Company had net operating loss carryforwards available to reduce taxable income of approximately $201.2 million at December 31, 2007. Of this amount, $21.1 million relates to deductions from the exercise of stock options, of which approximately $1.5 million is tracked separately and not included in the Company's deferred tax asset in accordance with SFAS No. 123R. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, certain changes in the Company's ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These carryforwards will begin to expire in 2008 if unutilized. The Company also had foreign net operating loss carryforwards of approximately $20.5 million. As of December 31, 2007, the Company had approximately $6.5 million of tax credits in the U.S. that are comprised of federal research and development credits and state and local credits. These credits will begin to expire in 2008 if unutilized. In addition, the Company had Canadian investment tax credits of approximately $5.0 million. These credits begin to expire in 2014 in unutilized.

        As of December 31, 2007, United States income taxes were not provided on permanently undistributed earnings for certain non-U.S. subsidiaries of approximately $4.5 million. The Company will reinvest these earnings indefinitely in its operations outside the United States.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

N. REVOLVING LINE OF CREDIT

        On May 6, 2008, the Company entered into a Loan and Security Agreement (the "Original Credit Facility") with Silicon Valley Bank ("SVB"), which permitted the Company to borrow up to $6 million in the form of revolving loan advances, including up to $6 million in the form of letters of credit, foreign exchange contracts, or cash management services. Under the Original Credit Facility, principal borrowings accrued interest at a floating per annum rate equal to SVB's prime rate. Loans under the Original Credit Facility were (i) collateralized by a security interest in substantially all assets of the Company (other than certain intellectual property assets), and (ii) guaranteed by certain domestic subsidiaries of the Company, each of which entered into an unconditional guaranty agreement and a security agreement effective as of May 6, 2008 in favor of SVB.

        On June 30, 2008, the Company, together with its wholly-owned subsidiaries NMS Communications International Corporation, LiveWire Mobile and Groove Mobile, a wholly-owned subsidiary of LiveWire Mobile (collectively, the "Borrowers"), entered into an Amended and Restated Loan and Security Agreement (the "Amended Credit Facility") with SVB, which permits the Borrowers to borrow up to $5 million in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus one percentage point. The Amended Credit Facility terminates on June 29, 2009. The Amended Credit Facility amends and restates in its entirety the Original Credit Facility.

        The Amended Credit Facility includes customary lending and reporting covenants including, without limitation, the periodic delivery of financial information to SVB, and the provision of notice to SVB upon the occurrence of specified events including threatened litigation and threats to protected intellectual property. The Amended Credit Facility also includes customary representations and warranties including, without limitation, that the accounts receivable upon which SVB will advance funds remain eligible in accordance with the terms of the Amended Credit Facility, and that payment of the accounts receivable by third-party debtors is not contingent in nature and is based on an actual sale and delivery of goods and services. The Amended Credit Facility also includes several potential events of default, which upon occurrence could cause interest to be charged at prime plus four percentage points. These events of default include, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, material adverse change conditions, attachment of assets, insolvency conditions, defaults relating to uninsured judgments or defaults under other agreements, guarantees or indebtedness. Any uncured events of default may result in SVB's right to declare all outstanding obligations immediately due and payable.

        The Amended Credit Facility contains negative covenants applicable to the Borrowers, including, without limitation prohibitions on certain transfers of its business or property, the payment of certain dividends, changes in business, management or business locations, certain mergers or acquisitions, incurrence or assumption of indebtedness, encumbrance of assets, certain distributions or investments, certain transactions with affiliates, improper debt payments and certain actions related to the Investment Company Act of 1940 and ERISA.

        Loans under the Amended Credit Facility are secured by a security interest in substantially all assets of the Borrowers (other than certain intellectual property assets). The Borrowers intend to utilize the Amended Credit Facility as a source of capital for ongoing operations and working capital needs. The Company incurred approximately $0.1 million in deferred financing fees associated with the Original Credit Facility and the Amended Credit Facility. The deferred financing fees are capitalized as other current assets and are amortized on a straight-line basis over the term of the Amended Credit Facility.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

O. EQUITY

        Employees of the Company, including certain executive officers, exercised options to purchase 246,692 shares of the Company's common stock under the Company's various employee stock option plans during the six months ended June 30, 2008. Cash proceeds provided by the issuance of common stock related to employee stock option exercises were $0.3 million for the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company issued 246,692 treasury shares in conjunction with the exercise of stock options under the Company's stock option plans.

P. COMMITMENTS AND CONTINGENCIES

        The following table details the Company's future contractual payment obligations as of June 30, 2008:

	Payments due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Operating lease obligations	$15,834	$4,818	$7,450	$3,566	$—	$—
Capital lease obligations	553	336	170	47	—	—
Purchase obligations	5,059	5,059	—	—	—	—
Uncertain tax positions and related interest	553	—	—	—	—	553

Total contractual obligations	$21,999	$10,213	$7,620	$3,613	$—	$553

Operating Leases

        The Company leases its corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities, which serve as sales offices throughout North America, Europe and Asia, under leases that expire within one to eight years. Rental expenses under all operating lease arrangements during the three month periods ended June 30, 2008 and 2007 were $1.1 million and $1.0 million, respectively. Rental expenses under all operating lease arrangements during the six month periods ended June 30, 2008 and 2007 were $2.0 million and $1.8 million, respectively. The amounts presented in the table above do not include future sublease income of $2.8 million which will be earned in the next four years.

Capital Leases

        In connection with the acquisition of Groove Mobile, the Company assumed certain capital lease obligations with future minimum payments of $0.5 million to be settled over the next two years. In addition, in 2008, the Company entered into a capital lease obligation for the purchase of computer equipment with future minimum lease payments of $0.1 million.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

P. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum payments payable under for capital leases are as follows as of June 30, 2008:

Fiscal Year	(In thousands)
Remainder of 2008	$172
2009	274
2010	46
2011	26
2012	26
2013	9

Total minimum lease payments	553
Less interest and taxes	(60)

Present value of minimum payments	$493

Purchase Commitments

        The Company has a purchase agreement (the "Purchase Agreement") with one of its manufacturers, Plexus Services Corporation ("Plexus") that requires Plexus to turn its NMS division-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At June 30, 2008, the Company had not met the eight turn goal under the Purchase Agreement. As a result, the Company had a contractual obligation under the Purchase Agreement of $117,000 at June 30, 2008. Plexus has agreed to waive the contractual obligation related to the commitment at June 30, 2008 under the Purchase Agreement. The Company has no such arrangements with its other third-party manufacturers.

Uncertain tax positions

        As of June 30, 2008 and December 31, 2007, the Company accrued a liability related to uncertain tax positions of $0.4 million and $0.6 million and related interest of $0.1 million and $0.1 million, respectively. In January 2008, the Company paid $182,000 of taxes and interest related to an uncertain tax position recorded in 2007. The Company is unable to reasonably estimate the timing of the reversal of the remainder of uncertain tax positions and related interest due to uncertainties in the timing of the effective settlements of tax positions.

Litigation

        The Company is party to various legal proceedings in the normal course of its business. However, the Company has no material legal proceedings currently pending.

Guarantees

        The Company's products are generally sold with a 12-18 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region. Current warranty provisions are related to the past one to one and a half years' revenues and warranty consumption is associated with current and prior years' revenues.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

P. COMMITMENTS AND CONTINGENCIES (Continued)

        Changes in the aggregate warranty liability were as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Beginning balance	$400	$285
Provisions for warranty	233	67
Expenditures	(169)	(85)

Ending balance	$464	$267

Indemnification

        The Company enters into indemnification agreements with certain of its customers in its ordinary course of business. Pursuant to these agreements the Company agrees that in the event its products infringe upon any proprietary right of a third party, the Company will indemnify its customer against any loss, expense or liability from any damages that may be awarded against the customer subject to certain limitations. As described in FASB Staff Position ("FSP") FIN No. 45-1, "Accounting for Intellectual Property Infringement Indemnifications under FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), indemnifications related to infringement of intellectual property, such as the ones the Company has entered into, are considered guarantees and therefore within the scope of FIN 45. These arrangements have been recorded at a fair value of zero as there have been no claims brought against the Company under such arrangements in the past five years.

        The Company provides an indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving at the Company's request in such capacity. As a matter of practice, the Company maintains directors and officer liability insurance coverage.

Q. DISCONTINUED OPERATIONS

        In the fourth quarter of 2007, the Company sold its NI division and certain assets and liabilities of the NI division to Verso. During the three months and six months ended June 30, 2008, the Company incurred additional severance costs and transactions costs related to the disposition of the NI division. As a result, the Company recognized a $0.2 million loss and $0.4 million loss for the three and six months ended June 30, 2008, respectively. Net loss from discontinued operations was $0.9 million (net of income tax benefit of $25,000) and $1.6 million (net of income tax benefit of $49,000) for the three and six months ended June 30, 2007, respectively. The NI division had revenues of $0.8 million and $1.8 million for the three and six months ended June 30, 2007, respectively.

R. RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

R. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February, 2008, the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2") , which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 had no material impact on the Company's financial statements upon adoption and for the three and six months ended June 30, 2008. The Company is currently evaluating the potential impact of adoption of FSP FAS 157-2 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2008, did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity's financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, operating results and cash flows. SFAS 161 is effective on January 1, 2009. Since SFAS 161 affects only disclosures, it will not impact the Company's financial position or results of operations upon adoption.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

R. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

means the Company will adopt FSP 142-3 in its fiscal year 2009. FSP 142-3 amends the factors that should be considered in developing renewal of extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset under SFAS 141R and other US GAAP. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on the Company's financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This statement identifies the sources of accounting principles and how those accounting principles should be used in preparing financial statements in accordance with U.S. generally accepted accounting principles. This statement is effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board amendments to Auditing Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company believes SFAS 162 will have no impact on the Company's financial statements.

CAUTIONARY STATEMENT

        When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases "will likely result", "we expect", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness or decline in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors, a failure to, or a delay in effectively integrating businesses we acquire with our business, and other risks. These and other risks are detailed from time to time in our filings with the Securities and Exchange Commission, including in Part I of our annual report on Form 10-K for the year ended December 31, 2007. We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We operate in the large and rapidly evolving telecommunications industry. Our products include system building blocks, media processing, signaling and service delivery systems, mobile personalization applications, and voice quality systems. We sell our products through our direct sales force and channel partners. We have established businesses in North and South America (the "Americas"), Europe, the Middle East, Africa (collectively, "EMEA"), and Asia. The majority of our products are manufactured by third party manufacturers. Our research and development activities focus primarily on opportunities relating to emerging wireless applications, next generation voice and video applications, and emerging IP-based services, including Voice over Internet Protocol.

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

        On December 21, 2007, we entered into an Asset Purchase Agreement (the "Agreement"), dated December 20, 2007, with Verso Technologies, Inc. a Minnesota Corporation ("Verso"), to sell our NI division. The closing of the transaction occurred on December 21, 2007. Net loss from the discontinued operations was $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively. Net loss from the discontinued operations was $0.9 million and $1.6 million for the three and six months ended June 30, 2007, respectively. During the six months ended June 30, 2008, we recognized an other-than-temporary impairment of the Verso common stock that had been issued to us by Verso in connection with the sale of our NI division totaling $1.9 million related to Verso's announced bankruptcy in April 2008.

        In January 2008, to contribute to our growth strategy of the LiveWire Mobile division, we created a wholly-owned subsidiary, LiveWire Mobile, Inc. ("LiveWire Mobile"). LiveWire Mobile acquired Groove Mobile, Inc. ("Groove Mobile") on March 17, 2008 for cash consideration of $14.5 million and total transaction costs and facility exit costs of $1.4 million. Groove Mobile provided mobile music solutions. We believe the acquisition has enabled LiveWire Mobile to expand its ability to offer a portfolio of managed services, including ringback tones, ringtones, and full track music and video downloads delivered through an integrated storefront.

        During the three months ended June 30, 2008, we incurred a loss from continuing operations of $8.0 million. Our loss from continuing operations increased $5.8 million, from $2.2 million for the three months ended June 30, 2007, due primarily to a revenue decrease in both of our divisions. Further, in connection with the acquisition of Groove Mobile, we incurred additional amortization fees related to acquired intangibles and increased operating expenses in connection with the integration of Groove Mobile into our business. We also incurred a $1.0 million restructuring charge in the second quarter of 2008.

        During the six months ended June 30, 2008, we incurred a loss from continuing operations of $14.1 million. Our loss from continuing operations increased $7.5 million, from $6.6 million for the six months ended June 30, 2007. Our net loss included an other-than-temporary impairment of $1.9 million of Verso common stock recorded in the first quarter of 2008. We also experienced a decrease in our NMS Communications division revenues of $5.3 million from $33.1 million for the six months ended June 30, 2007, which was offset by growth in our LiveWire Mobile division revenues of $3.0 million. Further, in connection with the acquisition of Groove Mobile, we incurred additional amortization fees related to acquired intangibles and increased operating expenses in connection with the integration of Groove Mobile into our business. Finally, we incurred a $1.4 million restructuring charge for the six months ended June 30, 2008.

        During the six months ended June 30, 2008, we utilized $7.7 million of cash to support operations. Additionally, we paid approximately $14.5 million in connection with the acquisition of Groove Mobile. On June 30, 2008, we borrowed $4.0 million under the Amended Credit Facility. As of June 30, 2008, we had $9.3 million in cash and cash equivalents. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital and capital expenditures.

Critical Accounting Policies and Estimates

        The following information updates, should be read in conjunction with the information disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the year ended December 31, 2007.

        Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, see also our discussion under the heading "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Revenues

        Revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. NMS Communications division revenues consist of sales of our systems building block products and services, video products and services, and voice quality enhancement and echo cancellation products, systems and services. LiveWire Mobile division revenues consist of sales of our mobile personalization platforms and related services, including managed services.

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
NMS Communications	$13.8	80.9%	$16.4	79.7%	(15.9)%	$27.8	76.7%	$33.1	85.8%	(16.0)%
LiveWire Mobile	3.3	19.1	4.2	20.3	(22.2)%	8.5	23.3	5.5	14.2	53.9%

Total revenues	$17.1	100.0%	$20.6	100.0%	(17.1)%	$36.3	100.0%	$38.6	100.0%	(6.0)%

        We experienced a decrease in the NMS Communications division revenues for both the three and six months ended June 30, 2008, respectively, as compared to the three and six months periods ended June 30, 2007, due to a decrease in demand for our products, primarily in the Asia region. Service revenues were $0.6 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively. Service revenues were $1.3 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.

        LiveWire Mobile revenues decreased $0.9 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, due to a $2.1 million decrease in product revenues offset by a $1.2 million increase in service revenues. Product revenues decreased primarlily due to the variability in the timing of completion of these arrangements. The increase in service revenues is due to our recently introduced managed service offerings, which includes $1.2 million of revenues from the customer relationships obtained in connection with the acquisition of Groove Mobile in March 2008.

        LiveWire Mobile experienced a $3.0 million increase in revenues for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, due to a $0.2 million increase in product revenues and a $2.8 million increase in service revenues. The increase in product revenues is primarily attributable to the recognition of $1.6 million in handset software distribution royalties from one customer. We recorded $1.3 million of this amount in the first quarter of 2008. The increase was offset by a $1.4 million decrease in product revenue sales of our ringback platform due to the variability in the timing of completion of these arrangements. The increase in service revenue was primarily due to the recognition of $2.0 million related to our recent introduction of our managed service offerings, which includes $1.3 million of revenues from the customer relationships obtained in connection with the acquisition of Groove Mobile in March 2008. We also recorded $0.4 million of service revenues related to the multiple-element license and support arrangement described above.

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Americas	$7.2	42.3%	$5.8	28.3%	23.6%	$13.2	36.4%	$13.1	33.8%	1.3%
Europe, Middle East and Africa	4.4	25.4	6.4	30.9	(31.7)%	9.7	26.8	11.9	30.9	(18.5)%
Asia	5.5	32.3	8.4	40.8	(34.4)%	13.4	36.8	13.6	35.3	(2.2)%

Total revenues	$17.1	100.0%	$20.6	100.0%	(17.1)%	$36.3	100.0%	$38.6	100.0%	(6.0)%

        Revenues derived from the Americas market increased $1.4 million during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to the recognition of $1.0 million of service revenue from the customer relationships obtained in connection with LiveWire Mobile's acquisition of Groove Mobile in March 2008. Revenues derived from the EMEA and Asia markets decreased an aggregate of $4.9 million during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, due to a decrease in demand of our NMS Communications products in these markets and variability in the timing of completion of our ringback platform arrangements.

        Revenues derived from the Americas region increased $0.1 million during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, due to the recognition of $1.1 million of service revenue from the customer relationships obtained in connection with LiveWire Mobile's acquisition of Groove Mobile offset by decreases in demand for NMS Communications products. Revenues derived from the EMEA and Asia markets decreased an aggregate of $2.4 million during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, due to lower demand of our NMS Communications division products offset by increases in our LiveWire Mobile division revenues. LiveWire Mobile revenues increased in the EMEA markets related to ringback platform expansions from existing customers. LiveWire Mobile revenue derived from the Asia market included $2.0 million in handset software and services revenue related to the multiple-element customer license and support arrangement described previously.

Gross Profit and Cost of Revenues

        Cost of revenues consists primarily of product costs, cost of services provided to our customers, the costs of managed services, including content costs, and overhead associated with fulfillment operations. Our manufacturing process is outsourced to contract manufacturers. The amortization of certain intangible assets and stock-based compensation expense are also included in cost of revenues.

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Revenues	$17.1	100.0%	$20.6	100.0%	(17.1)%	$36.3	100.0%	$38.6	100.0%	(6.0)%
Cost of revenues	7.9	46.1	8.2	39.7	(3.7)%	14.7	40.4	15.8	40.8	(6.9)%

Gross profit	$9.2	53.9%	$12.4	60.3%	(26.0)%	$21.6	59.6%	$22.8	59.2%	(5.4)%

        We experienced a decrease in gross profit in the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, primarily due to the changes in revenues as described above. The decrease in gross profit is also affected by increases in cost of revenues related to amortization of acquired intangibles. During both the three and six month periods ended June 30, 2008, we recognized $0.7 million and $0.8 million of amortization expense related to the core technology acquired in connection with the Groove Mobile acquisition.

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of salaries, stock-based compensation, commissions and related personnel and overhead expenses for those engaged in our sales, marketing, promotional, public relations, executive, accounting and administrative activities. The amortization of intangible assets related to acquired customer relationships is also included in selling, general and administrative expenses.

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Selling, general and administrative expenses	$10.6	62.1%	$10.1	49.0%	4.9%	$21.3	58.6%	$20.5	53.0%	3.9%

        Selling, general and administrative expenses increased $0.5 million during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The increase was primarily due to the acquisition of Groove Mobile in March 2008, offset by a $0.5 million decrease in stock based compensation expense and a $0.2 million decrease in commission expense.

        Selling, general and administrative expenses increased $0.8 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily due to the acquisition of Groove Mobile in March 2008, offset by a $0.1 million decrease in stock based compensation expense.

Research and Development

        Research and development expenses consist primarily of salaries, personnel expenses, stock-based compensation, prototype and other discretionary fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Research and development expenses	$5.5	32.2%	$4.7	22.6%	17.9%	$10.6	29.2%	$9.3	24.1%	13.9%

        Our research and development spending increased $0.8 million and $1.3 million during the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. These increases were primarily attributable to an increase in personnel and related costs associated with current roadmap initiatives as well as the Groove Mobile acquisition during the first quarter of 2008. Our research and development activities are primarily focused on opportunities relating to mobile personalization applications, IP-based services, including VoIP, enhancing our existing board and software families, next generation board and related software offerings (incorporating for example, video capabilities), our Vision media servers.

Restructuring

        In the fourth quarter of 2006, we entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which we formerly used as supplementary conference, training and corporate office space (the "2006 sublease"). We exited this facility as of December 31, 2006. In 2001 and 2002, we recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, we updated our analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, we recorded additional pre-tax restructuring costs of approximately $0.9 million. The total pre-tax restructuring charges we recognized in 2006 related to these actions were $2.3 million of facility-related charges.

        In the first quarter of 2008, in order to reduce operating costs, we eliminated nine employee positions in anticipation of synergies associated with the acquisition of Groove Mobile, which resulted in restructuring and other related charges of $0.4 million, consisting of $0.4 million of employee severance-related costs. In connection with the acquisition of Groove Mobile, we created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. We recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

        In the second quarter of 2008, we recorded a restructuring charge of $1.0 million. Of this amount, $0.4 million related to exited office space located at our headquarters in Framingham, Massachusetts. We consolidated our use of office space subsequent to the LiveWire Mobile division's relocation of its operations to Littleton, Massachusetts in May 2008. We also recorded a facility-related restructuring charge of $0.1 million related to consolidation of its France office. In connection with the facility exit activities, we wrote down $0.5 million of fixed assets associated with the exited space, primarily consisting of leasehold improvements.

        The following table sets forth activity during the six months ended June 30, 2008 related to restructuring:

	Employee Related	Facility Related	Fixed Assets Related	Total
	(In thousands)
Restructuring accrual balance at December 31, 2007	$—	$2,749	$—	$2,749
Restructuring	435	490	490	1,415
Restructuring related to acquisition of Groove Mobile	—	311	—	311
Cash payments	(293)	(501)	—	(794)
Write-off of fixed assets	—	—	(490)	(490)
Accretion of deferred rent	—	19	—	19
Reclassification of deferred rent	—	217	—	217

Restructuring accrual balance at June 30, 2008	$142	$3,285	$—	$3,427

        The employee related accrual is expected to be settled in cash over the next year. The facility related accrual is expected to be settled in cash over the next four years.

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest income, interest expense, gains or losses realized on the sale of investments, other-than-temporary impairment of investments and foreign currency translation gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Interest income	$—	$0.3	$0.2	$0.7
Other	0.1	(0.2)	(2.1)	(0.3)

Other income (expense), net	$0.1	$0.1	$(1.9)	$0.4

        The decrease in interest income for the three and six months ended June 30, 2008 compared with the three and six months ended June 30, 2007, is attributable to a decrease in our cash, cash equivalents and marketable securities. Included in other income (expense), net in the three months ended June 30, 2008 and 2007, is a $0.1 million income and $0.2 million loss related to foreign currency translation, respectively. During the six months ended June 30, 2008, we recognized an other-than-temporary impairment charge of $1.9 million related to our Verso common stock holdings. We deemed the impairment to be other-than-temporary due to Verso filing for bankruptcy in April of 2008. This charge is included in other expense, net. Also, included in other expense, net in the six months ended June 30, 2008, is a $0.2 million expense related to foreign currency translation loss. Included in other expense, net in the six months ended June 30, 2007, is a $0.3 million loss related to foreign currency translation.

Income Tax Expense

        Income tax expense for the three months ended June 30, 2008 and 2007 was $192,000 and $20,000, respectively. Income tax expense for the six months ended June 30, 2008 and 2007 was $491,000 and $71,000, respectively. Income tax expense includes foreign income taxes incurred by foreign subsidiaries offset by tax credits earned related to our research and development activities performed at our Canadian facility. In addition, for the three and six months ended June 30, 2008, $138,000 and $352,000, respectively, was attributable to an increase in non-recoverable withholding taxes from customers in Korea and India.

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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	June 30, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$9.3	$30.2
Working capital	$5.5	$31.3

        As of June 30, 2008, our liquid assets included cash of $9.3 million. We intend to use our cash for general corporate purposes, which may include working capital and capital expenditures. In connection with the sale of the NI division in the fourth quarter of 2007, we received consideration of $850,000 of cash and 5,374,033 shares of Verso common stock, for which we recognized an other-than-temporary impairment charge of $1.9 million during the three months ended March 31, 2008 due to Verso filing for bankruptcy in April, 2008.

        On March 17, 2008, LiveWire Mobile acquired Groove Mobile for cash consideration of $14.5 million, plus $1.4 million in total transaction costs. In connection with the acquisition of Groove Mobile, we assumed short term debt of $0.5 million and repaid the obligation in March 2008.

        On May 6, 2008, we entered into a Loan and Security Agreement (the "Original Credit Facility") with Silicon Valley Bank ("SVB"), which permitted us to borrow up to $6 million in the form of revolving loan advances, including up to $6 million in the form of letters of credit, foreign exchange contracts, or cash management services. Under the Original Credit Facility, principal borrowings accrued interest at a floating per annum rate equal to SVB's prime rate. Loans under the Original Credit Facility were (i) collateralized by a security interest in substantially all our assets (other than certain intellectual property assets), and (ii) guaranteed by certain of our domestic subsidiaries, each of which entered into an unconditional guaranty agreement and a security agreement effective as of May 6, 2008 in favor of SVB.

        On June 30, 2008, we, together with our wholly-owned subsidiaries NMS Communications International Corporation, LiveWire Mobile and Groove Mobile, a wholly-owned subsidiary of LiveWire Mobile (collectively, the "Borrowers"), entered into an Amended and Restated Loan and Security Agreement (the "Amended Credit Facility") with SVB, which permits the Borrowers to borrow up to $5 million in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus one percentage point. The Amended Credit Facility terminates on June 29, 2009. The Amended Credit Facility amends and restates in its entirety the Original Credit Facility.

        The Amended Credit Facility includes customary lending and reporting covenants including, without limitation, the periodic delivery of financial information to SVB, and the provision of notice to SVB upon the occurrence of specified events including threatened litigation and threats to protected intellectual property. The Amended Credit Facility also includes customary representations and warranties including, without limitation, that the accounts receivable upon which SVB will advance funds remain eligible in accordance with the terms of the Amended Credit Facility, and that payment of the accounts receivable by third-party debtors is not contingent in nature and is based on an actual sale and delivery of goods and services. The Amended Credit Facility also includes several potential events of default, which upon occurrence could cause interest to be charged at prime plus four percentage points. These events of default include, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, material adverse change conditions, attachment of assets, insolvency conditions, defaults relating to uninsured judgments or defaults under other agreements, guarantees or indebtedness. Any uncured events of default may result in SVB's right to declare all outstanding obligations immediately due and payable.

        The Amended Credit Facility contains negative covenants applicable to the Borrowers, including, without limitation prohibitions on certain transfers of its business or property, the payment of certain dividends, changes in business, management or business locations, certain mergers or acquisitions, incurrence or assumption of indebtedness, encumbrance of assets, certain distributions or investments, certain transactions with affiliates, improper debt payments and certain actions related to the Investment Company Act of 1940 and ERISA.

        Loans under the Amended Credit Facility are secured by a security interest in substantially all assets of the Borrowers (other than certain intellectual property assets). The Borrowers intend to utilize the Amended Credit Facility as a source of capital for ongoing operations and working capital needs. We incurred approximately $0.1 million in deferred financing fees associated with the Original Credit Facility and the Amended Credit Facility. The deferred financing fees are capitalized as other current assets and are amortized on a straight-line basis over the term of the Amended Credit Facility.

        As of June 30, 2008, we had no significant capital spending or purchase commitments other than facility leases, equipment leases and purchase orders in the ordinary course of business.

        We believe that our available liquid assets and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for the next 12 months. Material risks to cash flow from operations include lower than anticipated revenues and delayed cash receipts from sales of our products and services. If any of these risks materialize, we may take actions to reduce operating costs. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the level of revenue we will be able to achieve in the future, the successful introduction of new products and services in the market and capital expenditures required to support our business. Long-term cash requirements for normal operating expenses and for selling and general administrative expenses are anticipated for the continued development of new products. At this time we do not anticipate additional significant acquisitions of businesses or technologies complementary to our business. In the future we could require additional external financing through the sales of additional equity, obtaining loans from financial institutions or other financing vehicles, or selling core or non-core assets of the Company. There is no assurance that such financing can be obtained on favorable terms, if at all.

Cash Flow:

        Sources and uses of cash for the year to date periods are summarized in the table below. Sources and uses of our liquid assets are shown in detail in the statement of cash flows of our financial statements.

	Six Months Ended June 30,
(In millions)	2008	2007
Net cash provided (used in) by:
Operating activities	$(7.7)	$(0.1)
Investing activities	$(6.8)	$3.7
Financing activities	$3.6	$0.1

        We incurred a net loss of $14.5 million for the six months ended June 30, 2008, as compared to a net loss of $8.2 million for the six months ended June 30, 2007. The principal driver in the change in cash flows used in operations is net loss adjusted by certain non-cash items such as amortization and stock based compensation. Our change in cash flows for the six months ended June 30, 2008 was also adjusted by the $1.9 million impairment charge we recognized in relation to the Verso stock issued to us in connection with the sale of our NI division.

        Our cash flows from operating activities are also affected by changes in our operating assets and liabilities. As of June 30, 2008 and 2007, days sales outstanding (DSO) were 56 days and 42 days, respectively. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. For some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized. As LiveWire Mobile product and services revenues are expected to become a larger proportion of overall revenues, accounts receivable and DSO may increase and affect cash flows accordingly. During the six months ended June 30, 2008, cash flows provided by accounts receivable were $3.9 million.

        We used cash of $6.8 million to pay accounts payables and accrued expenses during the six months ended June 30, 2008, primarily related to the payout of payroll, bonus and commissions earned during the fourth quarter of 2007, and the payment of transaction costs of $1.1 million related to the acquisition of Groove. In addition, we paid $1.6 million for licensed technology we purchased in December, 2007.

        Our cash flows used in investing activities were primarily driven by the purchases and maturities and sales of our marketable securities and our acquisition of Groove Mobile. We purchased $1.3 million of marketable securities in the first quarter of 2008. Proceeds from the sale and maturity of marketable securities in the first quarter of 2008 provided $9.5 million of cash. On March 17, 2008, we acquired Groove Mobile for total cash consideration of $14.5 million, plus the assumption of $3.0 million of liabilities, including $0.5 million of short term debt which was paid immediately after closing. We also incurred approximately $1.4 million in total transaction costs and facility exit costs, of which $1.1 million were paid during the six months ended June 2008.

        Our cash flows provided by financing activities were primarily driven by the $4.0 million in proceeds obtained from our revolving line of credit. The cash flows used in financing activities included $0.5 million of debt we assumed and paid in connection with the Groove Mobile acquisition and $0.1 million paid related to our capital lease obligations.

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

Contractual Obligations

        The following table details our future contractual payment obligations as of June 30, 2008:

	Payments due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Operating lease obligations	$15,834	$4,818	$7,450	$3,566	$—	$—
Capital lease obligations	553	336	170	47	—	—
Purchase obligations	5,059	5,059	—	—	—	—
Uncertain tax positions and related interest	553	—	—	—	—	553

Total contractual obligations	$21,999	$10,213	$7,620	$3,613	$—	$553

        Operating lease obligations do not include estimated sublease income of $2.8 million, which is expected to be received over the next four years.

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

        We have a purchase agreement (the "Purchase Agreement") with one of our manufacturers, Plexus Services Corporation ("Plexus"), that requires Plexus to turn our NMS division-related inventory eight times per year. If this condition is not met, we must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At June 30, 2008, we had not met the eight turn goal under the Purchase Agreement. As a result, we had a contractual obligation under the Purchase Agreement of $117,000 at June 30, 2008, which Plexus agreed to waive the contractual obligation related to this contractual obligation under the Purchase Agreement. We had no such arrangements with other third-party manufacturers.

        As of June 30, 2008, we recorded a liability related to uncertain tax positions of $0.4 million. In January 2008, we paid $182,000 of taxes and interest, related to an uncertain tax position recorded in 2007. We are unable to reasonably estimate the timing of the remainder of our uncertain tax positions and related interest in individual years beyond 12 months due to uncertainties in the timing of the effective settlements of tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 -does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February, 2008, the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP

FAS 157-2. The adoption of SFAS 157 had no material impact on our financial statements upon adoption and for the six months ended June 30, 2008. We are currently evaluating the potential impact of adoption of FSP FAS 157-2 and have not yet determined the impact, if any, that its adoption will have on our results of operations or financial condition.

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

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity's financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, operating results and cash flows. SFAS 161 is effective on January 1, 2009. Since SFAS 161 affects only disclosures, it will not impact our financial position or results of operations upon adoption.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which means we will adopt FSP 142-3 in our fiscal year 2009. FSP 142-3 amends the factors that should be considered in developing renewal of extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset under SFAS 141R and other US GAAP. We are currently evaluating the impact, if any, of the adoption of FSP 142-3 on our financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This statement identifies the sources of accounting principles and how those accounting principles should be used in preparing financial statements in accordance with U.S. GAAP. This statement is effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board amendments to Auditing Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We believe SFAS 162 will have no impact on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

        Our financial instruments include cash, accounts receivable, marketable securities, accounts payable and debt. The fair value of marketable securities, accounts receivable, accounts payable and debt are equal to their carrying value at June 30, 2008 and December 31, 2007. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity. There was no debt outstanding as of December 31, 2007.

Item 4.    Controls and Procedures

A.    Evaluation of Disclosure Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective.

B.    Changes in Internal Controls

        There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we are a party to various legal proceedings incidental to the Company's business. However, we have no legal proceedings currently pending that are expected to be material to our operations or financial presentation.

Item 1A.    Risk Factors

        The risks disclosed in Item 1A "Risk factors" of our annual report on Form 10-K for the year ended December 31, 2007 may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industry in which we compete is very competitive and changes rapidly. Sometimes new risks emerge, and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 29, 2008, we held our 2008 Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

  1.
  Election of Ofer Gneezy and Robert P. Schechter as directors for three year terms. The results of the voting were as follows:

	For	Withheld
Ofer Gneezy	30,165,359	2,266,699
Robert P. Schechter	29,572,720	3,859,338
  2.
  Ratification of the Audit Committee's selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008. The results of the voting were as follows:

	For	Against	Abstain	No-Vote
PricewaterhouseCoopers LLP	32,330,747	143,865	57,446	—

        The following directors continued to serve as directors after the 2008 Annual Meeting of Stockholders: W. Frank King, Ph.D., Pamela D. A. Reeve and Ronald W. White.

Item 5.    Other Information

        None.

Item 6.    Exhibits

No.	Title
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.2*	By-laws of Registrant, as amended (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Form 8-K filed May 9, 2001).
10.38*	Loan and Security Agreement by and between Silicon Valley Bank and NMS Communications Corporation, dated as of May 6, 2008 (incorporated by reference to the Registrant's Form 8-K filed May 12, 2008).
10.39*	Retention Agreement between NMS Communications Corporation and Steve Gladstone, dated July 21, 2008 (incorporated by reference to the Registrant's Form 8-K filed July 25, 2008).
10.40	Amended and Restated Loan and Security Agreement by and among Silicon Valley Bank, NMS Communications Corporation, NMS Communications International Corporation, LiveWire Mobile, Inc. and Groove Mobile, Inc., dated as of June 30, 2008.
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the registration statement or report indicated.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation
Dated: August 11, 2008	By:	/s/ ROBERT P. SCHECHTER Robert P. Schechter Chairman of the Board of Directors, President and Chief Executive Officer
Dated: August 11, 2008	By:	/s/ HERBERT SHUMWAY Herbert Shumway Senior Vice President of Finance, Chief Financial Officer and Treasurer

Exhibit Index

No.	Title
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.2*	By-laws of Registrant, as amended (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Form 8-K filed May 9, 2001).
10.38*	Loan and Security Agreement by and between Silicon Valley Bank and NMS Communications Corporation, dated as of May 6, 2008 (incorporated by reference to the Registrant's Form 8-K filed May 12, 2008).
10.39*	Retention Agreement between NMS Communications Corporation and Steve Gladstone, dated July 21, 2008 (incorporated by reference to the Registrant's Form 8-K filed July 25, 2008).
10.40	Amended and Restated Loan and Security Agreement by and among Silicon Valley Bank, NMS Communications Corporation, NMS Communications International Corporation, LiveWire Mobile, Inc. and Groove Mobile, Inc., dated as of June 30, 2008.
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the registration statement or report indicated.