Form 10-Q
period 2008-09-30
NMS COMMUNICATIONS CORP
filed 2008-11-10
CIK 915866

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, $0.01 par value per share	45,941,700 shares

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NMS Communications Corporation

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,623	$20,179
Marketable securities	—	9,993
Accounts receivable, net of allowance for doubtful accounts of $222 and $113, respectively	10,043	13,762
Inventories	2,843	2,720
Prepaid expenses and other assets	2,846	3,414

Total current assets	20,355	50,068

Property and equipment, net	3,980	5,096
Goodwill	11,170	5,427
Intangible assets, net	12,078	4,185
Other assets, net	2,812	2,964

Total assets	$50,395	$67,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,275	$6,846
Accrued expenses and other liabilities	5,949	7,557
Accrued restructuring, current portion	1,288	938
Capital lease obligations, current portion	313	—
Revolving line of credit	3,805	—
Deferred revenue	4,495	3,414

Total current liabilities	20,125	18,755

Accrued restructuring, long term portion	1,621	1,811
Capital lease obligations, long term portion	245	—
Accrued warranty	48	171

Total liabilities	22,039	20,737

Commitments and contingencies (note Q)
Stockholders' equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at September 30, 2008 and December 31, 2007, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized at September 30, 2008 and December 31, 2007; 52,991,435 shares issued and 45,922,700 shares outstanding at September 30, 2008 and 52,991,435 shares issued and 45,642,905 shares outstanding at December 31, 2007	530	530
Additional paid-in capital	435,892	433,423
Accumulated deficit	(384,421)	(362,821)
Accumulated other comprehensive loss	(2,740)	(2,396)
Treasury Stock, at cost, 7,068,735 and 7,348,530 shares at September 30, 2008 and December 31, 2007, respectively	(20,905)	(21,733)

Total stockholders' equity	28,356	47,003

Total liabilities and stockholders' equity	$50,395	$67,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Revenues	$16,153	$21,173	$52,418	$59,773
Cost of revenues	7,174	7,372	21,838	23,131

Gross profit	8,979	13,801	30,580	36,642
Operating expenses:
Selling, general and administrative	10,750	10,580	32,013	31,049
Research and development	5,327	4,338	15,937	13,650
Restructuring	39	—	1,454	—

Total operating expenses	16,116	14,918	49,404	44,699

Operating loss	(7,137)	(1,117)	(18,824)	(8,057)
Other income (expense):
Interest income	12	264	216	994
Interest expense	(220)	—	(235)	—
Other	334	(311)	(1,796)	(631)

Other income (expense), net	126	(47)	(1,815)	363

Loss from continuing operations before income taxes	(7,011)	(1,164)	(20,639)	(7,694)
Income tax expense	103	248	594	319

Loss from continuing operations	(7,114)	(1,412)	(21,233)	(8,013)

Loss from discontinued operations (net of income tax benefit of $0, $24, $0, and $73, respectively)	—	(105)	—	(1,677)
Loss on disposal of discontinued operations	—	—	(367)	—

Net loss	$(7,114)	$(1,517)	$(21,600)	$(9,690)

Net loss from continuing operations per common share share—basic and diluted	$(0.16)	$(0.03)	$(0.47)	$(0.18)

Net loss per common share—basic and diluted	$(0.16)	$(0.03)	$(0.48)	$(0.22)

Shares used in net loss per common share—basic and diluted	45,730	44,116	45,297	43,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net loss	$(21,600)	$(9,690)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation of property and equipment	1,997	2,150
Amortization (accretion) of marketable securities	(58)	10
Amortization of managed services assets	531	137
Amortization of intangible assets	2,695	876
Stock-based compensation expense	3,045	3,919
Loss on disposal of property and equipment	1,085	95
Other-than-temporary impairment loss on marketable securities	1,881	—
Foreign exchange translation loss	(43)	212
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	4,513	(476)
Inventories	(123)	67
Prepaid expenses and other assets	754	239
Accounts payable	(4,108)	1,491
Accrued expenses and other liabilities	(3,429)	1,204
Accrued restructuring	160	(1,431)
Deferred revenue	952	(178)

Cash used in operating activities	(11,748)	(1,375)

Cash flow from investing activities:
Purchases of property and equipment	(1,006)	(1,223)
Purchase of licenses	(148)	—
Purchases of managed services assets	(403)	(1,535)
Purchases of marketable securities	(1,340)	(5,320)
Acquisition of a business, net of cash acquired	(13,632)	—
Proceeds from sales of marketable securities	7,585	—
Proceeds from maturity of marketable securities	1,920	7,100

Cash provided by used in investing activities	(7,024)	(978)

Cash flow from financing activities:
Proceeds from revolving line of credit, net	3,805	—
Repayment of capital lease	(147)	—
Repayment of debt	(533)	—
Proceeds from issuance of common stock	250	117

Cash provided by financing activities	3,375	117

Effect of exchange rate changes on cash	(159)	59
Net decrease in cash and cash equivalents	(15,556)	(2,177)

Cash and cash equivalents, beginning of period	20,179	25,176

Cash and cash equivalents, end of period	$4,623	$22,999

Supplemental cash flow information:
Reclassification of inventory to property and equipment	$—	$246
Assets acquired under capital lease	$247	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A. BASIS OF PRESENTATION

        The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007 include the unaudited accounts of NMS Communications Corporation and its wholly owned subsidiaries (collectively, the "Company"). The financial information included herein is unaudited. The condensed consolidated balance sheet at December 31, 2007 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2007.

        In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, accounts receivable, inventories, investments, long-lived assets, income taxes, and restructuring and other related charges. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The operating results for the three-month and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Certain disclosures related to reportable segments have been reclassified to conform to the current period's presentation.

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

Financial Instruments

        The Company's financial instruments include cash, marketable securities, accounts receivable, debt and accounts payable. The fair value of marketable securities, accounts receivable and accounts payable

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are approximately equal to their carrying value at September 30, 2008 and December 31, 2007. Debt is recorded at its face value which approximates fair value due to its short term maturity.

C. SALE OF BUSINESS

        On September 12, 2008, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Dialogic Corporation ("Dialogic") to sell the NMS Communications Platforms Business (the "Business") to Dialogic. Pursuant to the terms of the Asset Purchase Agreement, Dialogic has agreed to acquire certain assets and assume certain liabilities related to the Business as set forth in the Asset Purchase Agreement. In addition, subject to the terms and conditions of the Asset Purchase Agreement, Dialogic has the option to offer employment on or before the closing of the sale of the Business (the "Closing") to existing Company employees that are primarily engaged in the business of the Business. There are no material relationships among Company and Dialogic or any of their respective affiliates, other than with respect to the Asset Purchase Agreement and the related ancillary agreements.

        Pursuant to the terms of the Asset Purchase Agreement and subject to the customary adjustments provided for therein, at the Closing, the Company will be paid a $28 million cash payment, $2.8 million and $0.4 million of which will be funded into escrow accounts to settle certain claims for indemnification and working capital levels, respectively, which may be made by Dialogic following the Closing.

        The Asset Purchase Agreement may be terminated by either Dialogic or the Company if the Closing has not occurred by December 31, 2008, or, if the SEC decides to review this proxy statement, February 28, 2009, or upon the occurrence of certain customary events as set forth in the Asset Purchase Agreement. In addition, if the Asset Purchase Agreement is terminated under certain circumstances, including a determination by the Company's board of directors to accept an acquisition proposal it deems superior to the sale of the Business in accordance with the procedures set forth in the Asset Purchase Agreement, the Company has agreed to pay Dialogic a termination fee of $1.25 million. The Closing is subject to closing conditions, including, but not limited to, approval of the sale of the Business by the Company's stockholders, which is scheduled on November 19, 2008, and certain other customary closing conditions.

D. STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Stock-based Compensation

        The following table presents stock-based compensation expense, inclusive of expense associated with discontinued operations, by the type of award and the effect of recording stock-based compensation expense, in the Company's condensed consolidated statements of operations for the three

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

D. STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS (Continued)

and nine months ended September 30, 2008 and 2007 under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Stock options	$332	$433	$998	$1,605
Restricted stock and options	223	794	2,021	2,296
Employee stock purchase plan	7	12	26	18

Total stock-based compensation expense	$562	$1,239	$3,045	$3,919

Effect of stock-based compensation expense on income by line item:
Cost of revenues	$21	$39	$65	$127
Selling, general and administrative	493	1,122	2,839	3,394
Research and development	48	67	141	306
Discontinued operations	—	11	—	92

Total stock-based compensation expense	$562	$1,239	$3,045	$3,919

        The Company estimates the fair value of each equity award (i.e. stock options and stock related to the employee stock purchase plan) using the Black-Scholes pricing model. This valuation model uses the exercise price of the award and the following significant assumptions: the expected term of the award, the expected volatility of the Company's common stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation method and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's equity awards on respective grant dates during the three and nine months ended September 30, 2008 and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        Assumptions used to determine the fair value of stock options granted during the three and nine months ended September 30, 2008 and 2007, using the Black-Scholes valuation model were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term(1)	3.5 years	3.9 years	3.4 to 3.9 years	3.3 to 4.2 years
Expected common stock price volatility(2)	73%	64%	61 to 73%	64 to 71%
Risk-free interest rate(3)	2.0% to 2.8%	3.9% to 5.0%	2.0% to 3.2%	2.4% to 5.0%
Expected annual dividend yield	—	—	—	—

(1)
The expected term of stock options granted during the three and nine months ended September 30, 2008 and 2007 was determined based on the Company's historical stock option exercise experience.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

D. STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS (Continued)

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

        Stock-based compensation expense related to the Company's Employee Stock Purchase Plan was determined using the Black-Scholes pricing model. The compensation expense is recorded over the period in which the awards are earned. During the three and nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense based on actual shares, less a forfeiture rate, and an estimate of shares to be issued under the Company's Employee Stock Purchase Plan in the fourth fiscal quarter of 2008 and 2007, respectively.

        On July 1, 2008, the Company cancelled an unvested restricted stock award to purchase 300,000 shares of its common stock at an exercise price of $0.01 per share. This award was replaced with a $0.4 million bonus contingent on the proposed sale of the NMS Communications Platforms business. Upon closing of the sale, which is projected to occur in the fourth quarter of 2008, the Company will recognize approximately $0.4 million of unrecognized compensation expense.

        At September 30, 2008 and 2007, the aggregate intrinsic values of options outstanding were less than $0.1 million and $0.6 million, respectively. At September 30, 2008 and 2007, the aggregate intrinsic values of options exercisable were $0.2 million and $0.1 million, respectively. The aggregate intrinsic values of options exercised during the three months ended September 30, 2008 and 2007 were each less than $0.1 million. The aggregate intrinsic values of options exercised during the nine months ended September 30, 2008 and 2007 were each $0.1 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

        At September 30, 2008, unrecognized compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.2 million, which is expected to be recognized over a weighted average period of 0.7 years.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

E. LOSS PER COMMON SHARE

        The following table provides the computations of basic and diluted loss from continuing operations per common share and net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(7,114)	$(1,412)	$(21,233)	$(8,013)
Loss from discontinued operations (net of income tax benefit of $0, $24, $0 and $73, respectively)	—	(105)	—	(1,677)
Loss on disposal of discontinued operations	—	—	(367)	—

Net loss	$(7,114)	$(1,517)	$(21,600)	$(9,690)

Denominator:
Shares used in net loss from continuing and discontinued operations per common share—basic and diluted	45,730	44,116	45,297	43,892

Net loss per common share—basic and diluted
Continuing operations	$(0.16)	$(0.03)	$(0.47)	$(0.18)
Discontinued operations	$—	$—	$(0.01)	$(0.04)

Net loss per common share—basic and diluted	$(0.16)	$(0.03)	$(0.48)	$(0.22)

        All of the Company's outstanding stock options and unvested restricted stock were anti-dilutive for the three and nine months ended September 30, 2008 and 2007 due to the net loss position of the Company. At September 30, 2008 and 2007, the Company had stock options outstanding to purchase 7,788,027 and 7,477,901 shares of its common stock, respectively. At September 30, 2008, the Company had no unvested restricted stock options outstanding to purchase shares of its common stock. At September 30, 2007, the Company had unvested restricted stock outstanding to purchase 1,480,923 shares of its common stock.

F. ACQUISITIONS

Groove Mobile

        On March 17, 2008, the Company's wholly-owned subsidiary, LiveWire Mobile, Inc. ("LiveWire Mobile"), acquired Groove Mobile, Inc. ("Groove Mobile"), a Delaware corporation, whose operations are based in Bedford, Massachusetts, for a total purchase price of $15.9 million, including total transaction costs and facility exit costs of approximately $1.4 million.

        Groove Mobile is a leading provider of mobile solutions for mobile operators and record labels. Groove Mobile had 12 global mobile operator customers including Sprint, 3 UK and Bell Mobility, as well as, relationships with the major music labels including EMI, Sony BMG, Universal Music Group and Warner Music Group.

        In connection with the acquisition of Groove Mobile, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

F. ACQUISITIONS (Continued)

headquarters. In the first quarter of 2008, the Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

        The acquisition of Groove Mobile was accounted for as a purchase business combination. Accordingly, the results of the operations of Groove Mobile were included with those of the Company for periods subsequent to the date of the acquisition. The Company has allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on March 17, 2008.

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

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and Groove Mobile, on a pro forma basis, as though the companies had been combined as of the beginning of each period. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of each period. For the three months ended September 30, 2007 and nine months ended September 30, 2008 and 2007, the pro forma financial information is based on the Company's unaudited results of operations for its three months ended September 30, 2007 and nine months ended September 30, 2008 and 2007, respectively, combined with Groove Mobile's unaudited results of operations for its three months ended September 30, 2007 and nine months ended September 30, 2008 and 2007, respectively. The pro forma

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

F. ACQUISITIONS (Continued)

financial information includes amortization charges from acquired intangible assets and adjustments to interest expense.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except per share data)	2007	2008	2007
Revenue	$23,302	$53,422	$65,744
Loss from continuing operations	$(3,972)	$(25,417)	$(15,897)
Loss from continuing operations per common share—basic and diluted	$(0.09)	$(0.56)	$(0.36)

Openera

        On February 24, 2006 (the "effective date"), the Company acquired Openera Technologies, Inc. ("Openera"), with operations based primarily in Bangalore, India, for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and assumed liabilities of $2.8 million. Openera was allocated into the Company's LiveWire Mobile business on the effective date. The acquisition was accounted for as a purchase business combination.

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

        The value of the vested portion of the shares and stock options issued in connection with the acquisition was recorded as part of the purchase price. The unvested portion was amortized as compensation expense ratably over the 30-month period following the date of acquisition.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

G. GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company recorded goodwill and other intangible assets as a result of the acquisitions of Groove Mobile in March 2008 and Openera in February 2006. The following table sets forth the change in the carrying amount of goodwill for the nine months ended September 30, 2008, all of which is allocated to the Company's LiveWire Mobile business:

(In thousands)
Goodwill at December 31, 2007	$5,427
Additions to goodwill	5,747
Effect of foreign exchange	(4)

Goodwill at September 30, 2008	$11,170

        As of September 30, 2008, goodwill recorded by the Company is not deductible for tax purposes.

        The components of other intangible assets are as follows as of September 30, 2008:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8-4.8	$11,500	$(4,263)	$7,237
Customer relationships	6.8-7.0	3,940	(563)	3,377
Licenses	3-5	1,719	(255)	1,464

Other intangible assets		$17,159	$(5,081)	$12,078

        The components of other intangible assets are as follows as of December 31, 2007:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8-4.8	$4,000	$(2,176)	$1,824
Customer relationships	6.8	1,000	(210)	790
Licenses	5	1,571	—	1,571

Other intangible assets		$6,571	$(2,386)	$4,185

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

G. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents amortization expense of the intangible assets for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Cost of revenues	$979	$264	$2,342	$793
Selling, general and administrative	148	28	353	83

Total amortization expense of other intangible assets	$1,127	$292	$2,695	$876

        The following table summarizes the expected remaining amortization of other intangible assets as of September 30, 2008:

Fiscal Year	Expected Amortization Expense
(In thousands)
Remainder of 2008	$1,127
2009	4,241
2010	3,985
2011	941
2012	854
2013	420
2014 and thereafter	510

$12,078

        At September 30, 2008, the Company's goodwill of $11.2 million and other intangible assets of $10.6 million were allocated to the LiveWire Mobile business. The remaining other intangible assets of $1.5 million were allocated to the NMS Communications Platforms business.

H. RESTRUCTURING AND OTHER RELATED CHARGES

        In the fourth quarter of 2006, the Company entered into an agreement to sublease to a third party, office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the "2006 sublease"). The Company exited this facility as of December 31, 2006. As a result, the Company recorded pre-tax restructuring costs of $1.2 million. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, the Company updated its analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $0.9 million.

        In the first quarter of 2008, in order to reduce operating costs, the Company eliminated nine employee positions in anticipation of synergies associated with the acquisition of Groove Mobile, which resulted in restructuring charges of $0.4 million, consisting of $0.4 million of employee

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

H. RESTRUCTURING AND OTHER RELATED CHARGES (Continued)

severance-related costs. In connection with the acquisition of Groove Mobile, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. The Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

        In the second quarter of 2008, the Company recorded a restructuring charge of $1.0 million. Of this amount, $0.4 million related to exited office space located at the Company's headquarters in Framingham, Massachusetts. The Company consolidated its use of office space subsequent to the LiveWire Mobile business's relocation of its operations to Littleton, Massachusetts in May 2008. The Company also recorded a facility-related restructuring charge of $0.1 million related to consolidation of its France office. In connection with the facility exit activities, the Company wrote down $0.5 million of fixed assets associated with the exited space, primarily consisting of leasehold improvements.

        In the third quarter of 2008, in order to further reduce operating costs, the Company eliminated one employee position which resulted in restructuring charges of $39,000.

        The following table sets forth restructuring activity during the nine months ended September 30, 2008:

	Employee Related	Facility Related	Fixed Assets Related	Total
		(In thousands)
Restructuring accrual balance at December 31, 2007	$—	$2,749	$—	$2,749
Restructuring	474	490	490	1,454
Restructuring related to acquisition of Groove Mobile	—	311	—	311
Cash payments	(474)	(891)	—	(1,365)
Write-off of fixed assets	—	—	(490)	(490)
Accretion of deferred rent	—	33	—	33
Reclassification of deferred rent	—	217	—	217

Restructuring accrual balance at September 30, 2008	$—	$2,909	$—	$2,909

        The facility related accrual is expected to be settled in cash over the next four years.

I. BUSINESS AND CREDIT CONCENTRATION

        At September 30, 2008, one customer represented 15% of the Company's outstanding accounts receivable balance. At December 31, 2007, two customers represented 14% and 11%, respectively, of the Company's outstanding accounts receivable balance.

        Two customers represented 10% and 12% of the company's revenues for the three months ended September 30, 2008 and 2007, respectively. There were no customers representing more than 10% of the Company's revenues for the nine months ended September 30, 2008. Two customers represented 10% of the Company's revenues for the nine months ended September 30, 2007.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

J. MARKETABLE SECURITIES

        The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. As of September 30, 2008, the Company's marketable securities had a zero balance.

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

        During the nine months ended September 30, 2008, the Company sold $7.6 million of short-term marketable securities. As a result, the Company recognized $39,000 of gross realized gains and no gross realized losses for the nine months ended September 30, 2008. There were no gross realized gains or losses from the sale of securities for the three months ended September 30, 2008 and the three and nine months ended September 30, 2007.

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

        At December 31, 2007, all marketable securities, with the exception of the Verso common stock were due to mature within one year.

K. INVENTORIES

        Inventories were comprised of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Raw materials	$1,715	$1,522
Finished goods	3,283	3,236
Inventories at customer sites	532	654

	$5,530	$5,412
Write-down of inventory to lower of cost or market value	$(2,687)	$(2,692)

Total inventory	$2,843	$2,720

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

K. INVENTORIES (Continued)

        Inventories at customer sites represent products that have not yet been accepted by the customer.

L. SEGMENT AND GEOGRAPHIC INFORMATION

        Effective January 1, 2007, the Company consolidated two of its former reportable segments (Platform Solutions and Mobile Applications) into a single segment (Technology and Mobile Applications), and re-organized its business primarily according to functional business area.

        Effective July 2, 2007, the Company reorganized its previously reported Technology and Mobile Applications segment into two separate businesses (also referred to as divisions): Communications Platforms and Mobile Applications. The change in organization was the result of the Company's efforts to organize product development, sales, services and marketing teams to better align to serve each of these business' distinct markets. During the fourth quarter of 2007, these businesses were renamed as the NMS Communications Platforms business (formerly Communications Platforms) and the LiveWire Mobile business (formerly Mobile Applications). The Company's NI division remained unchanged and continued to focus on solutions for the radio access network ("RAN") portion of mobile operators' infrastructure. The NI division was sold to Verso on December 21, 2007.

        As of September 30, 2008, the Company had operations established in 11 countries outside the United States and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

        The following table presents the Company's revenues, operating loss from continuing operations and long-lived assets by reporting segment, and revenue and tangible long-lived assets by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold. Corporate and unallocated costs include general and administrative functions and certain restructuring charges of the Company. For the three and nine

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

L. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

months ended September 30, 2008 and 2007, the loss from continuing operations for the LiveWire Mobile business includes all acquisition-related amortization expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Revenues
NMS Communications Platforms	$12,578	$17,713	$40,383	$50,817
LiveWire Mobile	3,575	3,460	12,035	8,956

Total revenues	$16,153	$21,173	$52,418	$59,773

Operating income (loss)
NMS Communications Platforms	$1,746	$5,520	$6,365	$13,003
LiveWire Mobile	(4,610)	(3,243)	(13,627)	(10,929)
Corporate and unallocated costs	(4,273)	(3,394)	(11,562)	(10,131)

Total operating loss from continuing operations	$(7,137)	$(1,117)	$(18,824)	$(8,057)

Revenues by geographic area
Americas	$7,839	$10,189	$21,055	$23,239
Europe, Middle East and Africa	2,961	4,192	12,682	16,113
Asia	5,353	6,792	18,681	20,421

Total revenues	$16,153	$21,173	$52,418	$59,773

        The following table includes information about the Company's long-lived assets by reportable segment and by geographic region as of:

	September 30, 2008	December 31, 2007
	(In thousands)
Long-lived assets
NMS Communications Platforms	$2,733	$2,283
LiveWire Mobile	22,949	7,650
Corporate and unallocated assets	1,546	4,775

Total long-lived assets	$27,228	$14,708

Tangible long-lived assets by geographic area
Americas	$3,655	$4,316
Europe, Middle East and Africa	3	341
Asia	322	439

Total tangible long-lived assets	$3,980	$5,096

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

M. COMPREHENSIVE LOSS

        The following table presents the Company's comprehensive loss for the stated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Net loss	$(7,114)	$(1,517)	$(21,600)	$(9,690)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(763)	273	(394)	345
Net change in unrealized gain (loss) on marketable securities	—	1	50	(1)

Comprehensive loss	$(7,877)	$(1,243)	$(21,944)	$(9,346)

N. INCOME TAXES

        On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company had no adjustments to retained earnings as a result of the implementation of FIN 48. The Company has established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States, because the Company believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowance, and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future. As of September 30, 2008 and December 31, 2007, the Company had accrued approximately $0.4 million and $0.6 million for uncertain tax positions, respectively, all of which will impact the Company's effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this Form 10-Q, an estimate of the range of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying condensed consolidated statements of operations. At September 30, 2008, the Company had $0.2 million of accrued interest expense related to uncertain tax positions.

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

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

N. INCOME TAXES (Continued)

        During the fourth quarter of 2007, the Company reached a final settlement with the French tax authorities related to audits for the tax years 2003 through 2004. The settlement of $182,000 was finalized and paid in January 2008. As part of the settlement, the Company has agreed to adjust its gross net operating loss carryforwards and related valuation allowances from $6.3 million to $1.6 million as of December 31, 2006. These gross net operating loss carryforwards had a full valuation allowance against them at September 30, 2008 and December 31, 2007. Based upon the settlement there was no material impact to net income, accumulated deficit or net deferred taxes in any historic periods.

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

O. REVOLVING LINE OF CREDIT

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

        On June 30, 2008, the Company, together with its wholly-owned subsidiaries NMS Communications International Corporation, LiveWire Mobile and Groove Mobile, a wholly-owned subsidiary of LiveWire Mobile (collectively, the "Borrowers"), entered into an Amended and Restated Loan and Security Agreement (the "Amended Credit Facility") with SVB, which permits the Borrowers to borrow up to 80% of $5 million in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus one percentage point. The Amended Credit Facility

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

O. REVOLVING LINE OF CREDIT (Continued)

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

        As of September 30, 2008, the Company borrowed $3.8 million under the Amended Credit Facility.

P. EQUITY

        Employees of the Company, including certain executive officers, exercised options to purchase 248,367 shares of the Company's common stock under the Company's various employee stock option plans during the nine months ended September 30, 2008. Cash proceeds provided by the issuance of common stock related to employee stock option exercises were $0.3 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company issued 248,367 treasury shares in conjunction with the exercise of stock options under the Company's stock option plans.

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Q. COMMITMENTS AND CONTINGENCIES

        The following table details the Company's future contractual payment obligations as of September 30, 2008:

	Payments due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Operating lease obligations	$14,687	$4,706	$6,906	$3,075	$—	$—
Capital lease obligations	625	359	225	41	—	—
Purchase obligations	4,470	4,470	—	—	—	—
Uncertain tax positions and related interest	564	—	—	—	—	564

Total contractual obligations	$20,346	$9,535	$7,131	$3,116	$—	$564

Operating Leases

        The Company leases its corporate headquarters office facilities under non-cancelable leases extending to May 31, 2012. The Company occupies other facilities, which serve as sales offices throughout North America, Europe and Asia, under leases that expire within one to eight years. Rental expenses under all operating lease arrangements during the three month periods ended September 30, 2008 and 2007 were $0.9 million and $0.8 million, respectively. Rental expenses under all operating lease arrangements during the nine month periods ended September 30, 2008 and 2007 were $2.9 million and $2.6 million, respectively. The amounts presented in the table above do not include future sublease income of $3.2 million which will be earned in the next four years.

Capital Leases

        In connection with the acquisition of Groove Mobile, the Company assumed certain capital lease obligations with future minimum payments of $0.5 million, of which $0.3 million remains to be settled over the next two years. In addition, in 2008, the Company entered into a capital lease obligation for the purchase of computer equipment with future minimum lease payments of $0.3 million to be settled over the next six years.

        Future minimum payments payable under for capital leases are as follows as of September 30, 2008:

Fiscal Year	(In thousands)
Remainder of 2008	$100
2009	328
2010	100
2011	62
2012	26
2013	9

Total minimum lease payments	625
Less interest and taxes	(67)

Present value of minimum payments	$558

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Q. COMMITMENTS AND CONTINGENCIES (Continued)

Purchase Commitments

        The Company has a purchase agreement (the "Plexus Agreement") with one of its manufacturers, Plexus Services Corporation ("Plexus") that requires Plexus to turn its NMS Communications Platforms-related inventory eight times per year. If this condition is not met, the Company must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. As of September 30, 2008, the Company had met the eight turn goal under the Plexus Agreement. As such, the Company does not have any contractual obligations under the Plexus Agreement at September 30, 2008.

        As of September 30, 2008, LiveWire Mobile had a $0.8 million purchase commitment with its contract manufacturer Arrow Electronics for the purchase of ringback platform components. This commitment will be due and paid in December 2008.

Uncertain tax positions

        As of September 30, 2008 and December 31, 2007, the Company accrued a liability related to uncertain tax positions of $0.4 million and $0.6 million and related interest of $0.2 million and $0.1 million, respectively. In January 2008, the Company paid $182,000 of taxes and interest related to an uncertain tax position recorded in 2007. The Company is unable to reasonably estimate the timing of the reversal of the remainder of uncertain tax positions and related interest due to uncertainties in the timing of the effective settlements of tax positions.

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

        Changes in the aggregate warranty liability were as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Beginning balance	$400	$285
Provisions for warranty	172	68
Expenditures	(201)	(100)

Ending balance	$371	$253

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Q. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The Company provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving at the Company's request in such capacity. As a matter of practice, the Company maintains directors and officer liability insurance coverage.

R. DISCONTINUED OPERATIONS

        On December 21, 2007, the Company sold its NI division and certain assets and liabilities of the NI division to Verso. During the nine months ended September 30, 2008, the Company incurred additional severance costs and transactions costs related to the disposition of the NI division. As a result, the Company recognized a $0.4 million loss on disposal for the nine months ended September 30, 2008. Net loss from discontinued operations was $0.1 million (net of income tax benefit of $24,000) and $1.7 million (net of income tax benefit of $73,000) for the three and nine months ended September 30, 2007, respectively. The NI division had revenues of $2.0 million and $3.8 million for the three and nine months ended September 30, 2007, respectively.

S. RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2") , which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. Effective January 1, 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 had no material impact on the Company's financial statements upon adoption and for the three and nine months ended September 30,

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

S. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which means the Company will adopt FSP 142-3 in its fiscal year 2009. FSP 142-3 amends the factors that should be considered in developing renewal of extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset under SFAS 141R and other US GAAP. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on the Company's financial position, results of operations or cash flows.

T. SUBSEQUENT EVENTS

        On October 28, 2008, the Company committed to a cost reduction plan (the "Plan") focused on streamlining the Company's operations and the elimination of certain fixed costs. The Plan, which is a

NMS Communications Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

T. SUBSEQUENT EVENTS (Continued)

plan of termination as described in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), is designed to better position the Company to improve operating margins in response to adverse market conditions experienced by the Company in 2008, which conditions the Company believes could persist into 2009. The Plan consists primarily of costs associated with a workforce reduction primarily in the Company's LiveWire Mobile business and other associated costs. The Company expects these workforce reductions to commence immediately and to be completed around December 31, 2008. The Company estimates a total of $0.5 million to $0.6 million of SFAS No. 146 severance payments and related costs in connection with the Plan during the fourth quarter of 2008.

        On November 6, 2008, together with its wholly-owned subsidiaries NMS Communications International Corporation ("NMS International"), LiveWire Mobile and LiveWire Mobile's wholly-owned subsidiary Groove Mobile and together with NMS, NMS International and LiveWire Mobile, (the "Borrowers"), entered into a Second Loan Modification Agreement (the "Credit Facility Amendment") which amends the Amended Credit Facility with SVB dated June 30, 2008. The Credit Facility Amendment provides, among other things, that (1) the amount of the Credit Facility is $6,250,000 (provided, that the amount of the Credit Facility shall be reduced to $3,750,000 on the earlier to occur of (a) January 1, 2009 and (b) the sale of the Business to Dialogic pursuant to the Asset Purchase Agreement) with borrowings in the form of advances based on a portion of eligible accounts receivable, (2) principal borrowings under the Credit Facility shall accrue interest at a floating per annum rate equal to SVB's prime rate plus two percentage points, and (3) a grant by each of the Borrowers to SVB of a security interest in their intellectual property assets.

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

        Effective July 2, 2007, we reorganized our previously reported Technology and Mobile Applications segment into two separate businesses (also referred to as divisions): Communications Platforms and Mobile Applications. The change in organization was the result of our efforts to organize product development, sales, services and marketing teams to better align to serve each of these business' distinct markets. During the fourth quarter of 2007, these businesses were renamed as the NMS Communications Platforms business (formerly Communications Platforms) and the LiveWire Mobile business (formerly Mobile Applications). Corporate and unallocated costs include general and administrative functions and restructuring charges. Accordingly, segment revenue and operating income (loss) have been reclassified to conform to current period presentation.

        On December 20, 2007, we entered into an Asset Purchase Agreement with Verso Technologies, Inc. a Minnesota Corporation ("Verso"), to sell our NI division. The closing of the transaction occurred on December 21, 2007. During the nine months ended September 30, 2008, we incurred additional severance costs and transaction costs related to the disposition of the NI division. As a result, we recognized a $0.4 million loss on disposal for the nine months ended September 30, 2008. Net loss from the discontinued operations was $0.1 million and $1.7 million for the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2008, we recognized an other-than-temporary impairment of the Verso common stock that had been issued to us by Verso in connection with the sale of our NI division totaling $1.9 million related to Verso's announced bankruptcy in April 2008.

        In January 2008, to contribute to our growth strategy of the LiveWire Mobile business, we created a wholly-owned subsidiary, LiveWire Mobile, Inc. ("LiveWire Mobile"). On March 17, 2008, LiveWire Mobile acquired Groove Mobile, Inc. ("Groove Mobile") for a total purchase price of $15.9 million, including total transaction costs and facility exit costs of approximately $1.4 million. Groove Mobile provides mobile music solutions. We believe the acquisition has enabled LiveWire Mobile to expand its ability to offer a portfolio of managed services, including ringback tones, ringtones, and full track music and video downloads delivered through an integrated storefront.

        On September 12, 2008, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Dialogic Corporation ("Dialogic") to sell the NMS Communications Platforms Business (the "Business") to Dialogic. Pursuant to the terms of the Asset Purchase Agreement, Dialogic has agreed to acquire certain assets and assume certain liabilities related to the Business as set forth in the Asset Purchase Agreement. In addition, subject to the terms and conditions of the Asset Purchase Agreement, Dialogic has the option to offer employment on or before the closing of the sale of the Business (the "Closing") to our existing employees that are primarily engaged in the business of the Business. There are no material relationships among us and Dialogic or any of their respective affiliates, other than with respect to the Asset Purchase Agreement and the related ancillary agreements. Pursuant to the terms of the Asset Purchase Agreement and subject to the customary adjustments provided for therein, at the Closing, we will be paid a $28 million cash payment, $2.8 million and $0.4 million of which will be funded into escrow accounts to settle certain claims for indemnification and working capital levels, respectively, which may be made by Dialogic following the Closing.

        The Asset Purchase Agreement may be terminated by either Dialogic or the Company if the Closing has not occurred by December 31, 2008, or, if the SEC decides to review this proxy statement, February 28, 2009, or upon the occurrence of certain customary events as set forth in the Asset Purchase Agreement. In addition, if the Asset Purchase Agreement is terminated under certain circumstances, including a determination by our board of directors to accept an acquisition proposal it deems superior to the sale of the Business in accordance with the procedures set forth in the Asset Purchase Agreement, we have agreed to pay Dialogic a termination fee of $1.25 million. The Closing is subject to closing conditions, including, but not limited to, approval of the sale of the Business by our stockholders, which is scheduled on November 19, 2008, and certain other customary closing conditions.

        During the three months ended September 30, 2008, we incurred a loss from continuing operations of $7.1 million. Our loss from continuing operations increased $5.7 million, from $1.4 million for the three months ended September 30, 2007, due primarily to a revenue decrease in both of our businesses. Further, in connection with the acquisition of Groove Mobile, we incurred additional amortization fees related to acquired intangibles and increased operating expenses in connection with the integration of Groove Mobile into our business.

        During the nine months ended September 30, 2008, we incurred a loss from continuing operations of $21.2 million. Our loss from continuing operations increased $13.2 million, from $8.0 million for the nine months ended September 30, 2007. Our net loss included an other-than-temporary impairment of $1.9 million of Verso common stock recorded in the first quarter of 2008. We also experienced a decrease in our NMS Communications Platforms business revenues of $10.4 million from $50.8 million for the nine months ended September 30, 2007, which was offset by growth in our LiveWire Mobile business revenues of $3.0 million. Further, in connection with the acquisition of Groove Mobile, we incurred additional amortization fees related to acquired intangibles and increased operating expenses in connection with the integration of Groove Mobile into our business. Finally, we incurred a $1.5 million restructuring charge for the nine months ended September 30, 2008.

        During the nine months ended September 30, 2008, we utilized $11.7 million of cash to support operations. Additionally, we paid approximately $14.5 million in connection with the acquisition of Groove Mobile. As of September 30, 2008, we borrowed $3.8 million under the Amended Credit Facility. As of September 30, 2008, we had $4.6 million in cash and cash equivalents. We have used, and may continue to use, our cash for general corporate purposes, which may include working capital and capital expenditures.

        On October 28, 2008, we committed to a cost reduction plan (the "Plan") focused on streamlining our operations and the elimination of certain fixed costs. The Plan, which is a plan of termination as described in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), is designed to better position us to improve operating margins in response to adverse market conditions we experienced in 2008, which conditions we believe could persist into 2009. The Plan consists primarily of costs associated with a workforce reduction primarily in our LiveWire Mobile business and other associated costs. We expect these workforce reductions to be completed around December 31, 2008. We estimate a total of $0.5 million to $0.6 million of SFAS No. 146 severance payments and related costs in connection with the Plan during the fourth quarter of 2008. The Plan does not include additional cost reduction actions that may be taken by us in connection with or after the consummation of the proposed sale of our NMS Communications Platforms business to Dialogic pursuant to the Asset Purchase Agreement.

Critical Accounting Policies and Estimates

        The following information updates should be read in conjunction with the information disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

Revenues

        Revenues consist primarily of product sales and, to a lesser extent, services provided to our customers. NMS Communications Platforms business revenues consist of sales of our systems building block products and services, video products and services, and voice quality enhancement and echo cancellation products, systems and services. LiveWire Mobile business revenues consist of sales of our mobile personalization platforms and related services, including managed services.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
NMS Communications Platforms	$12.6	77.9%	$17.7	83.7%	(29.0)%	$40.4	77.0%	$50.8	85.0%	(20.5)%
LiveWire Mobile	3.6	22.1	3.5	16.3	3.3%	12.0	23.0	9.0	15.0	34.4%

Total revenues	$16.2	100.0%	$21.2	100.0%	(23.7)%	$52.4	100.0%	$59.8	100.0%	(12.3)%

        We experienced a decrease in the NMS Communications Platforms business revenues for both the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, due to a decrease in demand for our products. Service revenues were $0.6 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively. Service revenues were $1.9 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.

        LiveWire Mobile revenues increased $0.1 million during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. During the three months ended September 30, 2008, LiveWire Mobile recorded service revenues of $2.5 million. LiveWire Mobile service revenues for the three months ended September 30, 2008, increased $1.7 million from $0.8 million for the three months ended September 30, 2007. The increase in service revenues is primarily due to our recently introduced managed service offerings, which includes $1.2 million of revenues from the customer relationships obtained in connection with the acquisition of Groove Mobile in March 2008. Product revenues decreased $1.6 million in the third quarter of 2008 as compared to the third quarter of 2007 due to the variability in the timing of completion of our ringback platform arrangements and an overall decline in the cap-ex portion of this business through our channel partners.

        LiveWire Mobile experienced a $3.0 million increase in revenues for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. During the nine months ended September 30, 2008, LiveWire Mobile recorded service revenues of $7.3 million. LiveWire Mobile service revenues for the nine months ended September 30, 2008, increased $4.9 million from $2.4 million for the nine months ended September 30, 2007. The increase in service revenues is primarily due to the recognition of $3.5 million of our recently introduced managed service offerings, which includes $2.5 million of revenues from the customer relationships obtained in connection with the acquisition of Groove Mobile in March 2008. Product revenue sales of our ringback platform decreased due to the variability in the timing of completion of these arrangements and an overall decline in the cap-ex portion of this business through our channel partners. The decrease was offset by the recognition of $2.0 million in handset software distribution royalties from one customer. We recorded $1.3 million of these royalties in the first quarter of 2008.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Americas	$7.8	48.6%	$10.2	48.1%	(23.1)%	$21.0	40.2%	$23.3	38.9%	(9.4)%
Europe, Middle East and Africa	3.0	18.3	4.2	19.8	(29.4)%	12.7	24.2	16.1	27.0	(21.3)%
Asia	5.4	33.1	6.8	32.1	(21.2)%	18.7	35.6	20.4	34.1	(8.5)%

Total revenues	$16.2	100.0%	$21.2	100.0%	(23.7)%	$52.4	100.0%	$59.8	100.0%	(12.3)%

        Revenues derived from the Americas, EMEA and Asia regions decreased during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, primarily due to the decrease in demand for our NMS Communications Platforms business products, variability in the timing of completion of our ringback platform arrangements and an overall decline in the cap-ex portion of this business through our channel partners. The declines in revenues derived from the Americas and EMEA regions were offset by $1.0 million and $0.2 million, respectively, of revenues generated from the customer relationships obtained in connection with LiveWire Mobile's acquisition of Groove Mobile. The decline in revenues derived from the Asia region was offset by $0.4 million in handset software and services revenue related to the multiple-element customer license and support arrangement described previously.

        Revenues derived from the Americas, EMEA and Asia regions decreased during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, primarily due to the decrease in demand for our NMS Communications Platforms business products, variability in the timing of completion of our ringback platform arrangements and an overall decline in the cap-ex portion of this business through our channel partners. The declines in revenues derived from the Americas region and the EMEA region were offset by $2.0 million and $0.5 million, respectively, of revenues generated from the customer relationships obtained in connection with LiveWire Mobile's acquisition of Groove Mobile. The decline in revenues derived from the Asia region was offset by $2.4 million in handset software and services revenue related to the multiple-element customer license and support arrangement described previously.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Revenues	$16.2	100.0%	$21.2	100.0%	(23.7)%	$52.4	100.0%	$59.8	100.0%	(12.3)%
Cost of revenues	7.2	44.4	7.4	34.8	(2.7)%	21.8	41.7	23.2	38.7	(5.6)%

Gross profit	$9.0	55.6%	$13.8	65.2%	(34.9)%	$30.6	58.3%	$36.6	61.3%	(16.5)%

        We experienced a decrease in gross profit in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily due to the changes in revenues as described above. The decrease in gross profit is also affected by increases in cost of revenues related to amortization of acquired intangibles. During the three and nine months ended September 30, 2008, we recognized $0.6 million and $1.4 million, respectively, of amortization expense related to the core technology acquired in connection with the Groove Mobile acquisition.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Selling, general and administrative expenses	$10.8	66.6%	$10.6	50.0%	1.6%	$32.0	61.1%	$31.1	51.9%	3.1%

        Selling, general and administrative expenses increased $0.2 million during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The increase was primarily due to the acquisition of Groove Mobile in March 2008 and $1.0 million of costs related to the proposed sale of the Business, offset by decreases in commissions and payroll expenses.

        Selling, general and administrative expenses increased $0.9 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was primarily due to the acquisition of Groove Mobile in March 2008 and $1.8 million of consulting expense, $1.0 million of costs related to the proposed sale of the Business, and $0.3 million of amortization expense associated with the intangibles acquired in connection with the acquisition of Groove Mobile. The increase was offset by $1.2 million decrease in commission expense, $0.5 million decrease in stock based compensation expense and $0.4 million decrease of payroll expense.

Research and Development

        Research and development expenses consist primarily of salaries, personnel expenses, stock-based compensation, prototype and other discretionary fees related to the design, development, testing and enhancement of our products. These costs are expensed as incurred.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change	Amount	% of Revenue	Amount	% of Revenue	Change
Research and development expenses	$5.3	33.0%	$4.3	20.5%	22.8%	$15.9	30.4%	$13.6	22.8%	16.8%

        Our research and development spending increased $1.0 million and $2.3 million during the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. These increases were primarily attributable to an increase in personnel and related costs associated with current roadmap initiatives as well as the Groove Mobile acquisition during the first quarter of 2008. Our research and development activities are primarily focused on opportunities relating to mobile personalization applications, IP-based services, including VoIP, enhancing our existing board and software families, next generation board and related software offerings (incorporating for example, video capabilities), and our Vision media servers.

Restructuring

        In the fourth quarter of 2006, we entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which we formerly used as supplementary conference, training and corporate office space (the "2006 sublease"). We exited this facility as of December 31, 2006. As a result, we recorded pre-tax restructuring costs of $1.2 million. In 2001 and 2002, we recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, we updated our analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, we recorded additional pre-tax restructuring costs of approximately $0.9 million.

        In the first quarter of 2008, in order to reduce operating costs, we eliminated nine employee positions in anticipation of synergies associated with the acquisition of Groove Mobile, which resulted in restructuring charges of $0.4 million, consisting of $0.4 million of employee severance-related costs. In connection with the acquisition of Groove Mobile, we created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. We recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

        In the second quarter of 2008, we recorded a restructuring charge of $1.0 million. Of this amount, $0.4 million related to exited office space located at our headquarters in Framingham, Massachusetts. We consolidated our use of office space subsequent to the LiveWire Mobile business's relocation of its operations to Littleton, Massachusetts in May 2008. We also recorded a facility-related restructuring charge of $0.1 million related to consolidation of our France office. In connection with the facility exit activities, we wrote down $0.5 million of fixed assets associated with the exited space, primarily consisting of leasehold improvements.

        In the third quarter of 2008, in order to further reduce operating costs, we eliminated one employee position which resulted in restructuring charges of $39,000.

        The following table sets forth restructuring activity during the nine months ended September 30, 2008:

	Employee Related	Facility Related	Fixed Assets Related	Total
	(In thousands)
Restructuring accrual balance at December 31, 2007	$—	$2,749	$—	$2,749
Restructuring	474	490	490	1,454
Restructuring related to acquisition of Groove Mobile	—	311	—	311
Cash payments	(474)	(891)	—	(1,365)
Write-off of fixed assets	—	—	(490)	(490)
Accretion of deferred rent	—	33	—	33
Reclassification of deferred rent	—	217	—	217

Restructuring accrual balance at September 30, 2008	$—	$2,909	$—	$2,909

        The facility related accrual is expected to be settled in cash over the next four years.

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest income, interest expense, gains or losses realized on the sale of investments, other-than-temporary impairment of investments and foreign currency translation gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Interest income	$—	$0.3	$0.2	$1.0
Interest expense	(0.2)	—	(0.2)	—
Other	0.3	(0.3)	(1.8)	(0.6)

Other income (expense), net	$0.1	$—	$(1.8)	$0.4

        The decrease in interest income for the three and nine months ended September 30, 2008 compared with the three and nine months ended September 30, 2007, is attributable to a decrease in our cash, cash equivalents and marketable securities. We recorded $0.2 million of interest expense attributable to our revolving line of credit from which we obtained $3.8 million of net proceeds since June 30, 2008. Included in other income (expense), net in the three months ended September 30, 2008 and 2007, is a $0.3 million gain and a $0.3 million loss related to foreign currency translation, respectively. During the nine months ended September 30, 2008, we recognized an other-than-temporary impairment charge of $1.9 million related to our Verso common stock holdings. We deemed the impairment to be other-than-temporary due to Verso filing for bankruptcy in April of 2008. This charge is included in other expense, net. Also, included in other expense, net in the nine months ended September 30, 2008, is a $0.1 million gain related to foreign currency translation. Included in other expense, net in the nine months ended September 30, 2007, is a $0.6 million loss related to foreign currency translation.

Income Tax Expense

        Income tax expense for the three months ended September 30, 2008 and 2007 was $0.1 million and $0.2 million, respectively. Income tax expense for the nine months ended September 30, 2008 and 2007 was $0.6 million and $0.2 million, respectively. Income tax expense includes foreign income taxes incurred by foreign subsidiaries offset by tax credits earned related to our research and development activities performed at our Canadian facility. In addition, for the three and nine months ended September 30, 2008, $0.1 million and $0.4 million, respectively, were attributable to an increase in non-recoverable withholding taxes from customers in Korea and India.

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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	September 30, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$4.6	$30.2
Working capital	$0.2	$31.3

        As of September 30, 2008, our liquid assets included cash of $4.6 million. We intend to use our cash for general corporate purposes, which may include working capital and capital expenditures. In connection with the sale of the NI division in the fourth quarter of 2007, we received consideration of $0.9 million of cash and 5,374,033 shares of Verso common stock, for which we recognized an other-than-temporary impairment charge of $1.9 million during the three months ended March 31, 2008 due to Verso filing for bankruptcy in April, 2008.

        On March 17, 2008, LiveWire Mobile acquired Groove Mobile for a total purchase price of $15.9 million, including total transaction costs and facility exit costs of approximately $1.4 million. In connection with the acquisition of Groove Mobile (the "Acquisition), we assumed short term debt of $0.5 million and, subsequent to the acquisition repaid the obligation in March 2008.

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

        On June 30, 2008, we, together with our wholly-owned subsidiaries NMS Communications International Corporation, LiveWire Mobile and Groove Mobile, a wholly-owned subsidiary of LiveWire Mobile (collectively, the "Borrowers"), entered into an Amended and Restated Loan and Security Agreement (the "Amended Credit Facility") with SVB, which permits the Borrowers to borrow up to 80% of $5 million in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus one percentage point. The Amended Credit Facility terminates on June 29, 2009. The Amended Credit Facility amends and restates in its entirety the Original Credit Facility. As of September 30, 2008, we borrowed $3.8 million under the Amended Credit Facility.

        On November 6, 2008, we entered into a Second Loan Modification Agreement (the "Loan Modification Agreement") which amends the Amended and Restated Loan and Security Agreement with SVB dated June 30, 2008 (together with the Loan Modification Agreement, the "Amended Credit Facility"). The amount of the Amended Credit Facility is $6,250,000 with borrowings in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus two percentage points.

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

        On September 12, 2008, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Dialogic Corporation ("Dialogic") to sell the NMS Communications Platforms Business (the "Business") to Dialogic. Pursuant to the terms of the Asset Purchase Agreement, Dialogic has agreed to acquire certain assets and assume certain liabilities related to the Business as set forth in the Asset Purchase Agreement. In addition, subject to the terms and conditions of the Asset Purchase Agreement, Dialogic has the option to offer employment on or before the closing of the sale of the Business (the "Closing") to our existing employees that are primarily engaged in the business of the Business. There are no material relationships among us and Dialogic or any of their respective affiliates, other than with respect to the Asset Purchase Agreement and the related ancillary agreements. Pursuant to the terms of the Asset Purchase Agreement and subject to the customary adjustments provided for therein, at the Closing, we will be paid a $28 million cash payment, $2.8 million and $0.4 million of which will be funded into escrow accounts to settle certain claims for indemnification and working capital levels, respectively, which may be made by Dialogic following the Closing.

        The Asset Purchase Agreement may be terminated by either Dialogic or the Company if the Closing has not occurred by December 31, 2008, or, if the SEC decides to review this proxy statement, February 28, 2009, or upon the occurrence of certain customary events as set forth in the Asset Purchase Agreement. In addition, if the Asset Purchase Agreement is terminated under certain circumstances, including a determination by our board of directors to accept an acquisition proposal it deems superior to the sale of the Business in accordance with the procedures set forth in the Asset Purchase Agreement, we have agreed to pay Dialogic a termination fee of $1.25 million. The Closing is subject to closing conditions, including, but not limited to, approval of the sale of the Business by our stockholders, which is scheduled on November 19, 2008, and certain other customary closing conditions.

        As of September 30, 2008, the LiveWire Mobile business had a $0.8 million purchase commitment to its contract manufacturer for the purchase of ringback platform components for which is will be due and paid in December 2008. As of September 30, 2008, we had not other significant capital spending or purchase commitments other than facility leases, equipment leases and purchase orders in the ordinary course of business.

        On October 28, 2008, we committed to a cost reduction plan (the "Plan") focused on streamlining our operations and the elimination of certain fixed costs. The Plan, which is a plan of termination as described in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), is designed to better position us to improve operating margins in response to adverse market conditions we experienced in 2008, which conditions we believe could persist into 2009. The Plan consists primarily of costs associated with a workforce reduction primarily in our LiveWire Mobile business and other associated costs. We expect these workforce reductions to commence immediately and to be completed around December 31, 2008. We estimate a total of $0.5 million to $0.6 million of SFAS No. 146 severance payments and related costs in connection with the Plan during the fourth quarter of 2008. The Plan does not include additional cost reduction actions that may be taken by us in connection with or after the consummation of the proposed sale of our Business to Dialogic pursuant to the Asset Purchase Agreement.

        We believe that our available liquid assets, net proceeds from the proposed sale of the Business and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for the next 12 months. Material risks to cash flow include lower than anticipated revenues and delayed cash receipts from sales of our products and services. Additionally, if the sale of the Business is delayed, not approved or not adopted, we will likely be forced to immediately and significantly restructure our operations to reduce operating expenses and pursue alternative financing arrangements which could be significantly dilutive to our current stockholders. Such a restructuring could have the effect of significantly reducing the current value creation opportunity from our LiveWire Mobile business and there can be no assurances that the value of our common stock will not be significantly impaired. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the sale of the NMS Communications Platform business, or, in the event the sale is not completed our ability to restructure the remaining business and generate enough cash to sustain our operations while Live Wire Mobile grows, the level of revenue we will be able to achieve in the future, the successful introduction of new services in the market and capital expenditures required to support our business. Long-term cash requirements for normal operating expenses are anticipated for the continued development and deployment of new services. In the future we could require additional external financing through the sales of additional equity, obtaining loans from financial institutions or other financing vehicles, or selling our core or non-core assets. There is no assurance that such financing can be obtained on favorable terms, if at all.

        Deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. There is also no assurance that if conditions deteriorate that our Credit Facility will be available. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

        Since September 30, 2008, there has been distress in the global economy and the market price of our common stock and our market capitalization has declined significantly. As a result, we will perform an impairment test on our intangible assets and our annual test for impairment of our goodwill as of December 31, 2008. It is reasonably possible that there will be an impairment of the carrying value of our intangible assets and/or our goodwill as of December 31, 2008 and the amounts could be material.

Cash Flow:

        Sources and uses of cash for the year to date periods are summarized in the table below. Sources and uses of our liquid assets are shown in detail in the statement of cash flows of our financial statements.

	Nine Months Ended September 30,
(In millions)	2008	2007
Net cash provided (used in) by:
Operating activities	$(11.7)	$(1.4)
Investing activities	$(7.0)	$(1.0)
Financing activities	$3.4	$0.1

        We incurred a net loss of $21.6 million for the nine months ended September 30, 2008, as compared to a net loss of $9.7 million for the nine months ended September 30, 2007. The principal driver in the change in cash flows used in operations is net loss adjusted by certain non-cash items such as depreciation, amortization and stock based compensation. Our change in cash flows for the nine months ended September 30, 2008 was also adjusted by the $1.9 million impairment charge we recognized in relation to the Verso stock issued to us in connection with the sale of our NI division.

        Our cash flows from operating activities are also affected by changes in our operating assets and liabilities. As of September 30, 2008 and 2007, days sales outstanding (DSO) were 55 days and 53 days, respectively. DSO is significantly affected by the timing of customer invoicing which for most of our products takes place at the time of shipment. For some of our products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represent products shipped to customers or services billed where revenue is not yet recognized. As LiveWire Mobile product and services revenues are expected to become a larger proportion of overall revenues, accounts receivable and DSO may increase and affect cash flows accordingly. During the nine months ended September 30, 2008, cash flows provided by accounts receivable were $4.5 million.

        We used cash of $7.5 million to pay accounts payables and accrued expenses during the nine months ended September 30, 2008, primarily related to the payout of payroll, bonus and commissions earned during the fourth quarter of 2007. In addition, we paid $1.6 million for licensed technology we purchased in December, 2007.

        Our cash flows used in investing activities were primarily driven by the purchases and maturities and sales of our marketable securities and our acquisition of Groove Mobile. We purchased $1.3 million of marketable securities in the first quarter of 2008. Proceeds from the sale and maturity of marketable securities in the first quarter of 2008 provided $9.5 million of cash. On March 17, 2008, we acquired Groove Mobile for total cash consideration of $13.7 million net of $0.8 million cash acquired.

        Our cash flows provided by financing activities were primarily driven by the $3.8 million in net proceeds obtained from our revolving line of credit. The cash flows used in financing activities included $0.5 million of debt we assumed and paid in connection with the Groove Mobile acquisition and $0.1 million paid related to our capital lease obligations.

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

Contractual Obligations

        The following table details our future contractual payment obligations as of September 30, 2008:

	Payments due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Operating lease obligations	$14,687	$4,706	$6,906	$3,075	$—	$—
Capital lease obligations	625	359	225	41	—	—
Purchase obligations	4,470	4,470	—	—	—	—
Uncertain tax positions and related interest	564	—	—	—	—	564

Total contractual obligations	$20,346	$9,535	$7,131	$3,116	$—	$564

        Operating lease obligations do not include estimated sublease income of $3.2 million, which is expected to be received over the next four years.

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

        We have a purchase agreement (the "Plexus Agreement") with one of our manufacturers, Plexus Services Corporation ("Plexus") that requires Plexus to turn our NMS Communications Platforms business-related inventory eight times per year. If this condition is not met, we must purchase enough material to bring Plexus up to eight turns. This is assessed on a quarterly basis. At September 30, 2008, we had met the eight turn goal under the Plexus Agreement. As a result, we do not have a contractual obligation under the Plexus Agreement at September 30, 2008.

        As of September 30, 2008, our LiveWire Mobile business has a $0.8 million purchase commitment with its contract manufacturer Arrow Electronics for the purchase of ringback platform components. This commitment comes due in the fourth quarter of 2008.

        As of September 30, 2008, we recorded a liability related to uncertain tax positions of $0.6 million. In January 2008, we paid $182,000 of taxes and interest, related to an uncertain tax position recorded in 2007. We are unable to reasonably estimate the timing of the remainder of our uncertain tax positions and related interest in individual years beyond 12 months due to uncertainties in the timing of the effective settlements of tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 -does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February, 2008, the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 had no material impact on our financial statements upon adoption and for the nine months ended September 30, 2008. We are currently evaluating the potential impact of adoption of FSP FAS 157-2 and have not yet determined the impact, if any, that its adoption will have on our results of operations or financial condition.

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

        Our financial instruments include cash, accounts receivable, marketable securities, accounts payable and debt. The fair value of marketable securities, accounts receivable, accounts payable and debt are equal to their carrying value at September 30, 2008 and December 31, 2007. Marketable securities are recorded at market value and are adjusted for amortization of premiums and accretion of discounts to maturity. There was no debt outstanding as of December 31, 2007.

Item 4.    Controls and Procedures

A.    Evaluation of Disclosure Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective.

B.    Changes in Internal Controls

        There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we are a party to various legal proceedings incidental to the Company's business. However, we have no legal proceedings currently pending that are expected to be material to our operations or financial presentation.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this filing, including the consolidated financials statements and the related notes appearing in this and other filings that we have made with the SEC, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

        The risks disclosed in Item 1A "Risk factors" of our annual report on Form 10-K for the year ended December 31, 2007 may not be all of the risks that we may face. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the SEC in evaluating our business.

If we complete the Asset Sale, we will focus our resources on the LiveWire Mobile business and restructure the remaining business. Failure to timely or successfully transition our resources to the LiveWire Mobile business or restructure our remaining business would have material adverse consequences for the Company.

        On September 12, 2008, we announced that we had reached agreement to sell the Business (the "Asset Sale") to Dialogic pursuant to the Asset Purchase Agreement. Upon completion of the Asset Sale, we expect to focus our resources on the LiveWire Mobile business. In connection with the Asset Sale we are also restructuring our remaining business which will include consolidating our staff and facilities. If we are unable to successfully and timely complete this restructuring, the Company may not achieve meaningful growth and sustainable profitability; our remaining assets could lose value; we may not be able to retain key employees or key customer relationships; we may not have sufficient resources to successfully manage the LiveWire Mobile business as a stand-alone entity; and we may not be able to perform our obligations under various contracts and commitments. Any of these outcomes would have material adverse consequences for the Company and substantial negative impacts on our business and our stock price.

Our business and stock price may be materially and adversely affected if the Asset Sale is not completed.

        The announcement of the planned Asset Sale could have an adverse effect on our revenues in the near-term if customers delay, defer, or cancel purchases in response to the Asset Sale. To the extent that the announcement of the Asset Sale causes several large customers, or a significant group of small customers, to delay their purchase decisions pending completion of the planned Asset Sale, this could have an adverse effect on our results of operations as quarterly revenue could be substantially below the expectations of market analysts and could cause a reduction in our share price.

        In addition, completion of the Asset Sale is subject to certain conditions, including the approval of our stockholders. We cannot be certain that the necessary approvals will be obtained, that these conditions will be met or waived, or that we will be able to successfully consummate the closing of the Asset Sale as currently contemplated under the Asset Purchase Agreement or at all. If the Asset Sale is not completed, we could be subject to a number of risks that may materially and adversely affect our business and share price, including: the diversion of our management's attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may detract from our ability to grow revenue and minimize costs and lead to a loss of market position that we might be unable to regain; the market price of our common stock may decline to the extent the current market price of those shares reflects a market assumption that the Asset Sale will be completed; we may experience a negative reaction to any termination of the Asset Sale from our customers, employees or affiliates which may adversely impact our future results of operations as a stand-alone entity; and the amount of the costs, fees and expenses and charges related to the Asset Sale may negatively affect our results of operations and financial condition.

If the Asset Sale is not completed our available liquid assets may not be sufficient to meet our operating expenses, capital requirements and contractual obligations for the next 12 months which would result in a significant restructuring and could have a material adverse effect on our results of operations and our financial condition.

        If the Asset Sale is not completed, we may not have sufficient liquid assets to meet our operating expenses, capital requirements and contractual obligations for the next 12 months. Additionally, we will likely be forced to immediately and significantly restructure our operations to reduce operating expenses and pursue alternative financing arrangements which could be significantly dilutive to our current stockholders. Such a restructuring could have the effect of significantly reducing the current value creation opportunity from our LiveWire Mobile business and there can be no assurances that the value of our common stock will not be significantly impaired. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the completion of the Asset Sale or, in the event the Asset Sale is not completed our ability to restructure the remaining business and generate enough cash to sustain our operations while Live Wire Mobile grows, the level of revenue we will be able to achieve in the future, the successful introduction of new services in the market and capital expenditures required to support our business. In the future we could require additional external financing through the sales of additional equity, obtaining loans from financial institutions or other financing vehicles, or selling our core or non-core assets. Additionally, changes in our credit ratings, deterioration in our business performance, or continued disruptions to the credit and financial markets in the U.S. and worldwide could limit our ability to obtain financing from debt or capital sources or could adversely affect the terms on which we may be able to obtain any such financing, which could unfavorably affect our net revenue and profitability. As a result of these and other factors, there is no assurance that additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we do not have sufficient liquid assets or are unable to obtain financing, it could have a material adverse effect on our results of operations and our financial condition.

Restrictions on the conduct of our business prior to the completion of the pending Asset Sale to Dialogic may have a negative impact on our operating results.

        We have agreed to certain restrictions on the conduct of our business in connection with the proposed Asset Sale that require us to conduct our business in the ordinary course consistent with past practices, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the Asset Sale and should the Asset Sale not occur, such restrictions could have an adverse effect on our operations during such time.

If our goodwill, or other intangible assets, become impaired, we may be required to record a significant charge to earnings.

        Under generally accepted accounting principles, we review our goodwill, and other intangible assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, negatively impacting our results of operations.

        Since September 30, 2008, there has been distress in the global economy and the market price of our common stock and our market capitalization has declined significantly. As a result, we will perform an impairment test on our intangible assets and our annual test for impairment of our goodwill as of December 31, 2008. It is reasonably possible that there will be an impairment of the carrying value of our intangible assets and/or our goodwill as of December 31, 2008 and the amounts could be material.

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

        Our common stock is listed on The NASDAQ Global Market. On August 20, 2008, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market. If we fail to comply with this minimum bid price requirement or any other listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

No.	Title
2.1*	Asset Purchase Agreement, by and between NMS Communications Corporation and Dialogic Corporation, dated as of September 12, 2008 (incorporated by reference to the Registrant's Form 8-K filed September 12, 2008).
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.2*	By-laws of Registrant, as amended (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Form 8-K filed May 9, 2001).
10.39*	Retention Agreement between NMS Communications Corporation and Steve Gladstone, dated July 21, 2008 (incorporated by reference to the Registrant's Form 8-K filed July 25, 2008).
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the registration statement or report indicated.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMS Communications Corporation
Dated: November 10, 2008	By:	/s/ ROBERT P. SCHECHTER Robert P. Schechter Chairman of the Board of Directors, President and Chief Executive Officer
Dated: November 10, 2008	By:	/s/ HERBERT SHUMWAY Herbert Shumway Senior Vice President of Finance, Chief Financial Officer and Treasurer

Exhibit Index

No.	Title
2.1*	Asset Purchase Agreement, by and between NMS Communications Corporation and Dialogic Corporation, dated as of September 12, 2008 (incorporated by reference to the Registrant's Form 8-K filed September 12, 2008).
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.2*	By-laws of Registrant, as amended (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Form 8-K filed May 9, 2001).
10.39*	Retention Agreement between NMS Communications Corporation and Steve Gladstone, dated July 21, 2008 (incorporated by reference to the Registrant's Form 8-K filed July 25, 2008).
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the registration statement or report indicated.