Form 10-K
period 2008-12-31
LiveWire Mobile, Inc.
filed 2009-03-31
CIK 915866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-23282

LIVEWIRE MOBILE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2814586 (I.R.S. Employer Identification No.)
One Monarch Drive Suite 203 Littleton, MA (Address of principal executive offices)	01460 (Zip Code)
Registrant's telephone number, including area code: (978) 742-3100

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $51.0 million calculated using the last reported sale price of the common stock on the NASDAQ Global Market on June 30, 2008.

         The number of shares outstanding of each of the registrant's Common Stock, par value $0.01 per share, as of March 13, 2009: 45,941,700 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement on Schedule 14-A to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2008 relating to the 2009 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this annual report on Form 10-K.

LIVEWIRE MOBILE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.    BUSINESS

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties including, but not limited to, statements concerning new services, services development and offerings, cash and non-cash charges, product and price competition, competition and strategy, customer diversification, employees, contingent consideration payments, deferred revenues, economic and political market conditions, potential government regulation, seasonal factors, stock-based compensation, revenue recognition, profits, growth of revenues, composition of revenues, cost of revenues, operating expenses, sales and sales cycle, marketing and support expenses, general and administrative expenses, research and development expenses, valuations of investments, technology relationships, gross margins, amortization expense, goodwill and intangible assets, interest income, interest expense, anticipated operating and capital expenditure requirements, cash inflows, contractual obligations, borrowings, advertising campaigns, tax rates and deductions, SFAS 123R, leasing and subleasing activities, acquisitions, divestitures, liquidity, litigation matters, intellectual property matters, stock price, restructuring, impairment and other charges, and potential debt or equity financings. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. If any of the following risks and uncertainties actually occurs, our business, financial condition and operating results would likely suffer. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would," "intends," "estimates," "predicts," "potential," "continue" and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause actual results to differ from the forward-looking statements include, but are not limited to, those discussed in Item 1A. "Risk Factors" below, as well as other risks and uncertainties referenced in this annual report on Form 10-K. We do not assume any obligations to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results.

        LiveWire Mobile and MyCaller are registered trademarks of LiveWire Mobile, Inc. All other brand names or trademarks appearing in this annual report on Form 10-K are the property of their respective holders.

        References in this Form 10-K to the "Company," the "registrant," "we," "our" and "us" refer to LiveWire Mobile, Inc. and its subsidiaries.

Overview

        We are a provider of managed personalization services for mobile operators and mobile subscribers. We infuse personalization capabilities into traditional mobile communications that are easy to use for mobile subscribers and generate revenue for mobile operators. Our integrated managed service offerings include ringback tones, ringtones, full track downloads and other applications, as well as, dedicated content and service marketing, integrated storefront management and merchandising. We sell these offerings as a managed service to mobile operators who then offer these services to their subscribers as a la carte purchases and through monthly subscriptions. Mobile operators brand and offer our services to increase subscriptions and subscriber content consumption, and grow average revenue per user ("ARPU") and reduce subscriber turnover. We also sell our MyCaller ringback platform as a bundled product (hardware and licenses) and service offering (including installation, maintenance and support, professional services and training), which we refer to as a "cap-ex" arrangement. We sell our products and services primarily through our direct sales force as well as through channel partners. Our offerings are deployed in approximately 32 operators around the world with approximately seven million active subscribers.

        We were incorporated in Delaware in 1983 under the name Natural Microsystems Corporation and changed our name to NMS Communications Corporation in May 2001 prior to changing our name to LiveWire Mobile, Inc. in December 2008. We previously operated as one of three separate operating business units, which also included our Network Infrastructure business and our NMS Communications Platforms business. In an effort to focus our efforts on our managed personalization services to mobile operators and mobile subscribers, we undertook the following:

  •
  On December 21, 2007, we sold our Network Infrastructure business ("NI Business") to Verso Technologies, Inc. ("Verso") for cash consideration of $0.9 million and 5,374,033 shares of Verso common stock, which was valued at $1.8 million as of December 31, 2007. The Network Infrastructure business focused on solutions for the radio access network ("RAN") portion of mobile operators' infrastructure.

  •
  On March 17, 2008, we acquired Groove Mobile, Inc., ("Groove Mobile") for a total purchase price of $15.9 million, including cash consideration of $14.5 million, and total transaction costs and facility exit costs of approximately $1.4 million. Of the total cash consideration paid, $1.2 million of which was placed into an escrow account to settle certain claims for indemnification which could be made by the Company following the closing of the Groove Mobile acquisition. Groove Mobile is a provider of mobile music solutions.

  •
  On December 5, 2008, we sold our NMS Communications Platforms business (the "Asset Sale") to Dialogic Corporation ("Dialogic") for cash consideration of $28.0 million, $2.8 million of which was placed into an escrow account to settle certain claims for indemnification which can be made by Dialogic following the closing of the Asset Sale and $0.4 million of which was placed in escrow to settle certain contingencies that may arise related to levels of working capital. The NMS Communications Platforms business provided embedded technology and platforms that enabled the rapid creation and deployment of a broad range of value-added services for mobile and converged networks, ranging from voice mail and interactive voice response solutions, to video portals and mobile TV, and multi-media messaging systems.

        The consummation of the Asset Sale, and the subsequent restructuring of the Company to focus exclusively on our mobile personalization services business, has provided us with additional resources to pursue the growing mobile personalization services market.

Our Service and Products

        We believe our managed personalization offerings address the needs of mobile operators and their subscribers. We offer a complete portfolio of integrated mobile personalization services including ringback tones, ringtones, full-track downloads and other applications, as well as dedicated content and service marketing, allowing mobile operators to deliver these popular services through an integrated storefront management system resulting in a better mobile experience for subscribers.

  •
  Managed Personalization Suite.  Today's mobile subscribers are continually looking for ways to set themselves apart. Our suite of managed personalization services lets mobile subscribers create a unique mobile identity. We tailor our managed services for an operator's brand, network and subscribers. We help to secure the success of deployed services by working with operator's marketing teams from concept to service launch.

  •
  Ringback Tones: Our ringback services give mobile subscribers the power to select world-class original recordings of music, sounds and voices for callers to hear in place of the conventional ringback. We offer a comprehensive suite of ringback services that have a broad appeal across the full spectrum of mobile subscribers. Our ringback service gives mobile subscribers access through multiple storefront options including Web, Wireless Application Protocol ("WAP"), Interactive Voice Response ("IVR") and Short Message Service ("SMS").

      •
      Full-Track Music: Our mobile music service includes a-la-carte downloads, a rental subscription service and the ability to side-load music from a PC. This service is supported by our content catalog, merchandising expertise, and marketing knowledge to help mobile operators deliver full -track music to their subscribers, and includes the following features:

      •
      Web and WAP store enables mobile subscribers to browse, discover, purchase and manage their mobile music. The WAP store is designed for fast deployment and wide handset penetration.

      •
      Mobile Music Player is a full-featured software application designed specifically for mobile subscribers. It supports aacPlus media and leverages artwork, track metadata and enhanced features including playlist management and music sharing to provide mobile subscribers with a rich mobile music experience.

    •
    Ringtones: Our ringtone service provides a comprehensive set of real tones and polyphonic ringtones that allows mobile subscribers to personalize their mobile phone's ringer. The service is supported through Web and WAP interfaces.

    •
    Achieve Marketing Service: This service provides comprehensive life-cycle marketing and content support for our managed services. The service tracks trends and shares information including best practices, operator benchmarks, pre-launch check lists and post-launch reviews. The Achieve Marketing Service also provides detailed assessments and consultation to mobile operators focusing on service utilization, content management and offers marketing campaign brainstorming and user interface ("UI") design. In addition, the service provides access to our extensive content library, and content merchandising designed to encourage increased content consumption and greater service usage. Our team of Achieve regional music experts is well-versed about the music industry and stays on top of current hits and emerging artists.

    •
    Infuse: Infuse is a service platform that powers our services and delivers a complete personalization capability that encompasses simplified user experience and service discovery, robust content management, powerful personalization engines, targeted marketing and promotions, and flexible services billing.

    •
    Integrated Storefront: This service enables mobile operators to streamline business operations and simplify their subscribers' experience by offering a range of LiveWire Mobile's mobile personalization services and other third party services, under a single storefront. This integrated approach allows our team of content merchandising experts to increase mobile operators' service adoption, usage and revenues by creating multi-content, multi-service cross-selling and up-selling opportunities such as promotional campaigns, content bundles and user-specific recommendations. Powered by the Infuse service platform, the Integrated Storefront simplifies an operator's business and network operations across multiple content services by streamlining service management such as content ingestion, storefront merchandising and cross-service reporting.

  •
  MyCaller Ringback: This is the platform version of our ringback service that is made available through channel partners and to mobile operators who prefer to purchase capital equipment, software licenses and support to deploy a ringback service. MyCaller Ringback gives subscribers the power to select world-class original recordings of music, sounds and voices for callers to hear in place of the conventional ringback.

Competitive Strengths

        We believe that we have the capability to develop, deploy, manage and market services that address mobile operator needs for a complete managed mobile personalization services suite. We believe that we will continue to be attractive to mobile operators and mobile subscribers because of the following strengths:

  •
  Breadth of mobile personalization services which include ringback tones, full-track music, and ringtones;

  •
  Strong relationships with content providers across multiple media types;

  •
  Achieve Marketing Services offering which provides marketing and operational benefits to our mobile operator customers;

  •
  Technology expertise in delivering end-to-end solutions into the mobile network;

  •
  Platform expertise which spans from client to server; and

  •
  Experience in delivering successful services on behalf of mobile operators.

Growth Strategy

        Our goal is to be the leading provider of managed personalization services for mobile operators and mobile subscribers. Our strategies for growth and to achieve this goal include the following elements:

  •
  Provide our customers with high-value offerings that enable them to bring services to market quickly and grow revenue and increase profitability;

  •
  Focus on the growing market opportunity in North America for mobile personalization services;

  •
  Leverage our leadership and highly-focused market position to build new customer relationships with leading mobile operators;

  •
  Expand our existing customer relationships by launching additional services from our mobile personalization suite delivered via an integrated storefront;

  •
  Bring best-in-class managed service programs of deployment, operations, and storefront merchandising to the mobile personalization marketplace;

  •
  Continue to investigate offerings that address the growing importance of the off-portal and on-line marketplace; and

  •
  Collaborate with content provider partners, handset manufacturers and mobile operators on content strategies and programs that increase ARPU.

Business Segments and Geographic Information

        We operate as one business segment. For the years ended December 31, 2008, 2007 and 2006, 34%, 26% and 37%, respectively, of our total revenues were derived from operations inside the Americas. For the years ended December 31, 2008, 2007 and 2006, 25%, 19% and 2% of our total revenues, respectively, were derived from Asia, and 41%, 55%, and 61% of overall revenues, respectively, were derived from Europe, Middle East and Africa, collectively. For more geographic information, including revenue by geographic area for each of the three last fiscal years, and long-lived assets by geographic area for each of the two last fiscal years, see our consolidated financial statements included in this annual report on Form 10-K, including Note 17 "Segment and Geographic Information."

Customers

        We sell our managed service offerings primarily through our direct sales force. We also sell our cap-ex offerings through our direct sales force and channel partners. During 2008, three customers—Ericsson AB, Samsung, and Sprint Nextel Corporation—represented 24%, 18%, and 17%, respectively, of the Company's total revenues. During 2007, three customers—Ericsson AB, Leap Wireless International Inc., and Acision—represented 59%, 22%, and 17%, respectively, of the Company's total revenues. During 2006, three customers—Ericsson AB, Acision and Nokia Corporation—represented 72%, 13% and 13%, respectively, of the Company's total revenues. At December 31, 2008, two customers—Ericsson AB and Sprint Nextel Corporation—represented 39% and 26%, respectively, of the Company's outstanding accounts receivable balance. At December 31, 2007, two customers—Ericsson AB, and Jabil Circuit, Inc.—represented 14% and 11%, respectively, of the Company's outstanding accounts receivable balance. The loss or reduction in revenue from one or more of the foregoing customers would have a material adverse effect on our business and operations.

Sales and Marketing

        We sell our managed service offerings primarily on a direct basis to mobile operators. We also sell our cap-ex offerings through our direct sales force and channel partners. As of December 31, 2008, our sales and marketing organization consisted of 28 employees in four countries worldwide, including 7 employees in India, 16 employees in the United States, 1 employee in Canada and 4 employees in the United Kingdom. We also recruit and partner with the major and independent record labels to create a content library of over ten million assets.

        Our marketing strategy consists of three primary methods to increase awareness and create demand for our offerings: public and analyst relations; collateral/thought leadership; and trade show events. Our public relations efforts are focused on mobile entertainment and wireless industry-related and general business media relationships, which increase general awareness of our business and services. As a complement to our public relations, industry analysts act as independent references and provide opinions on our service offerings. With our collateral and thought leadership efforts, we target specific audiences with a variety of sales tools and brand-building materials consisting of mostly web-based communications. We also speak, sponsor and/or conduct meeting campaigns at selected large and small industry trade shows in North America.

Manufacturing

        Through a supply agreement, we utilize Arrow Electronics, Inc., a provider of manufacturing services, to assemble, test and ship all of our hardware product offerings.

Research and Product Development

        We believe that the extension and enhancement of our existing services and offerings as well as the development of new products and services are critical to our future success. Therefore, we undertake direct research and development, engage in joint product development with selected partners, and participate in the development of industry standards where appropriate. Our research and development activities consist of the design, development, testing and enhancement of our services and products. During the years ended December 31, 2008, 2007 and 2006, we spent $7.5 million, $5.7 million and $8.2 million, or 48%, 44%, and 92%, respectively, of our revenue on research and development. As of December 31, 2008, our current product development is conducted by 79 employees located at our headquarters in Littleton, Massachusetts and at our office in Bangalore, India.

Intellectual Property

        Our success depends in part on proprietary technology and know-how. We rely primarily on a combination of trade secret and copyright laws and restrictions on access to protect our trade secrets and proprietary rights. We hold certain issued patents and have filed additional patent applications with respect to certain of our technology. We distribute our products and services under license and other agreements, which grant customers a non-exclusive license to use our software and services and contain certain terms and conditions prohibiting unauthorized reproduction or transfer. We enter into confidentiality agreements with our suppliers and customers when we disclose proprietary information to them. In addition, we enter into confidentiality agreements and assignment of invention agreements with our employees and consultants. Despite these precautions, unauthorized third parties may copy aspects of our products or obtain information that we regard as proprietary.

        We depend on development, supply, marketing, licensing and other relationships with companies for complementary technologies necessary for us to offer a broad range of products and services. These relationships are generally non-exclusive and run for a finite term.

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

Competition

        Competition in the markets that we target for our services is intense and diverse. Our primary competition comes from other providers of mobile managed services. These can be providers of individual services such as ringback tones or full-track music, or providers of a broader integrated storefront solution which can include multiple service offerings. In addition, we compete against marketing services companies that provide content marketing expertise and content catalogs. In limited cases, we compete against platform technology companies who sell their products to mobile operators that prefer to purchase equipment only, and not services. We believe that the trend for mobile network operators to increasingly outsource their personalization services delivery needs will continue to broaden our market opportunity. We also believe that our key competitive differentiators in this market include: our ability to deliver a complete suite of mobile personalization services through an integrated storefront; our dedicated marketing services to help mobile operators drive service adoption and usage; and our technology platform that provides advanced marketing and offering functionality. Current competitors for our services include: RealNetworks, Inc., Motricity, Inc., Amdocs QPASS, Cellmania, Inc., Ericsson AB, Amazon.com, Inc. and Apple, Inc.

Employees

        As of December 31, 2008, we had 168 full-time employees, consisting of 27 in services and operations, 5 in sales, 34 in finance, business operations and administration, 23 in marketing, and 79 in research and development. None of our employees are represented by a labor union. We have never experienced a work stoppage and consider our relations with our employees to be good.

Discontinued Operations

        On December 21, 2007, we sold the Network Infrastructure business to Verso Technologies, Inc. pursuant to an Asset Purchase Agreement (the "Verso Asset Purchase Agreement"). On December 5, 2008, we sold the NMS Communications Platforms business to Dialogic pursuant to an Asset Purchase Agreement (the "CP Asset Purchase Agreement"). In accordance with Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

("SFAS 144"), the operating results of the Network Infrastructure Business and the NMS Communications Platforms business have been reclassified as discontinued operations in the consolidated statement of operations and related disclosures included in the notes to the consolidated financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K for all periods presented. Our description of the business focuses on continuing operations.

Additional Information

        Our common stock has been publicly traded since our initial public offering in 1994, and currently trades on the NASDAQ Global Market under the ticker symbol "LVWR". Our principal executive offices are located at One Monarch Drive, Suite 203, Littleton, MA 01460, and our main telephone number is 978-742-3100. We maintain a website with the address www.livewiremobile.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available, free of charge, through our website, our proxy statements, registration statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). Our SEC filings are also available over the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file by visiting the SEC's public reference room in Washington, D.C. at 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.

ITEM 1A.    RISK FACTORS

        The risks presented below may not be all of the risks that we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business operations and financial performance. The industry in which we operate is very competitive and changes rapidly. Sometimes new risks emerge, and management may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

RISKS RELATED TO OUR BUSINESS

Failure to timely or successfully complete the transition of our resources to our business or restructure our business may have material adverse consequences for the Company.

        In connection with the Asset Sale, we have begun to transition all of the NMS Communications Platform business's resources to the business and restructure the business, which includes consolidating our staff and facilities. If we are unable to successfully and timely complete this transitioning and restructuring, we may not achieve meaningful growth and sustainable profitability; our remaining assets could lose value; we may not be able to retain key employees or key customer relationships; we may not have sufficient resources to successfully manage our business as a stand-alone entity; and we may not be able to perform our obligations under various contracts and commitments. Any of these outcomes may have material adverse consequences for us and substantial negative impacts on our business and our stock price.

We have a history of net losses in recent years, we may incur net losses in the future and we may not achieve profitability.

        We have incurred significant losses in the past three years, including net losses of $38.1 million, $9.3 million and $15.8 million in 2008, 2007 and 2006, respectively. Past operating losses have adversely affected our working capital, total assets and stockholders' equity. We also expect to incur a non-GAAP net loss from continuing operations of approximately $3.0 million in 2009. Our current operating plan for 2009 has established a cost structure, the goal of which, based on expected revenue growth, will position us for profitability in the future. If revenues do not improve, or if expenses are greater than we anticipate, we may continue to experience losses, which could cause us to take actions to reduce operating costs. Accordingly, we may not be able to achieve profitability in the future.

We have limited cash to fund our business and operations and may need additional capital in the future to sufficiently fund our operations, which may not be available to us on favorable terms, or at all. Failure to obtain any required financing would harm our ability to grow our business.

        Our operations may require additional funding, in large part due to continued losses, operating expenses, increases in capital expenditures and contractual obligations for the foreseeable future. In addition, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. We have a limited amount of cash to fund our business and operations. Our cash balances at December 31, 2008 were $19.3 million. As a result of expected payments of lease termination costs, restructuring costs, transaction costs associated with the sale of the NMS Communications Platforms business in 2008, and cash expected to be used in operations in 2009, we estimate our cash balances to be approximately $8.0 million in the fourth quarter of 2009, including anticipated receipt of escrow funds of $3.2 million relating to the sale of the NMS Communications Platforms business. If our cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our cash requirements, we will require additional funding. We expect to finance future cash needs through public or private equity offerings and debt financings, as well as bank borrowings and through interest income earned on the investment of our cash balances. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will be able to obtain financing on terms favorable to our stockholders or us. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to maintain or grow our business.

We currently partner with mobile operators to market and distribute our services and thus to generate our revenues. The loss of or a change in any significant mobile operator relationships would cause us to lose access to their subscribers and thus materially reduce our revenues.

        We sell our managed service offerings primarily through our direct sales force. We also sell our cap-ex offerings through our direct sales force and channel partners. During 2008, three customers—Ericsson AB, Samsung, and Sprint Nextel Corporation—represented 24%, 18%, and 17%, respectively, of the Company's total revenues. During 2007, three customers—Ericsson AB, Leap Wireless International Inc., and Acision—represented 59%, 22%, and 17%, respectively of the Company's total revenues. Our future success is highly dependent upon maintaining successful relationships with the mobile operators with which we currently work and establishing new mobile operator relationships. A significant portion of our revenues is derived from a very limited number of mobile operators, including Sprint Nextel Corporation. Our failure to maintain our relationships with, or a significant reduction in revenues from, one or more of these mobile operators would materially reduce our revenues and thus harm our business, operating results and financial condition.

Because a substantial portion of our revenues are currently derived from three mobile operators, if any of our significant mobile operators are unable to fulfill its payment obligations, our financial condition and results of operations would suffer.

        At December 31, 2008, two customers—Ericsson AB and Sprint Nextel Corporation—represented 39% and 26%, respectively, of the Company's outstanding accounts receivable balance. Since 65% of our outstanding accounts receivable at December 31, 2008 were with these two customers, we have a concentration of credit risk. If any of these customers is unable to fulfill its payment obligations to us under our agreements with them, our revenues and cash flows could decline significantly and our financial condition would be harmed. In addition, recent disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on consumer and business loans. Continued disruptions in credit markets may materially limit consumer credit availability and restrict credit availability of our mobile operators, which may also impact their ability to fulfill their payment obligations.

Our business has a limited operating history as a stand-alone entity, which may make it difficult to evaluate our business.

        Since we completed the Asset Sale in December 2008, we have only a limited history of generating revenues solely from our managed mobile personalization services as a stand-alone entity, and the future revenue potential of operating our business is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of the limited operating history of our business and the risks, uncertainties, expenses and difficulties encountered by companies in our stage of development in the emerging mobile entertainment industry. To address these risks and uncertainties, we must do the following:

  •
  maintain our current, and develop new, mobile operator relationships;

  •
  maintain and expand our current, and develop new, relationships with third-party services owners;

  •
  retain or improve our current revenue-sharing arrangements with mobile operators and third-party branded services owners;

  •
  maintain and enhance our own brand;

  •
  continue to develop and upgrade our technology either internally or with third parties;

  •
  continue to enhance our information processing systems;

  •
  increase the number of mobile subscribers for our mobile services;

  •
  execute our business and marketing strategies successfully;

  •
  respond to competitive developments; and

  •
  attract, integrate, retain and motivate qualified personnel.

        We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts might be very expensive, or may take a significant amount of time which would adversely impact our operating results and financial condition.

Our operating results fluctuate and are difficult to predict, which could cause our stock price to decline.

        Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently or soon enough to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual mobile operator relationships represent meaningful portions of our revenues and net loss in any quarter. In addition, some payments from mobile operators that we recognize as revenue on a cash basis may be delayed unpredictably.

        In addition to other risk factors discussed in this item, factors that may contribute to the variability of our quarterly results include:

  •
  timing and market acceptance of new services or enhancements introduced by us or our competitors;

  •
  timing and level of expenditures for sales, marketing and product and services development;

  •
  the popularity of new services released in prior periods;

  •
  changes in prominence of deck placement for our services and those of our competitors;

  •
  changes in pricing policies by us, our competitors or our mobile operator customers and channel partners;

  •
  fluctuations in the size and rate of growth of overall subscriber demand for our services;

  •
  the seasonality of our industry;

  •
  strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy; and

  •
  general industry trends and market conditions.

        In addition, if our quarterly revenue or operating results fall below the expectations of investors or public market analysts, our common stock price may decline substantially.

Our ability to utilize our net operating loss carryforwards may be limited.

        As of December 31, 2008, we had net operating loss carryforwards of approximately $310.6 million for federal income tax purposes and federal tax credits of approximately $3.6 million, which exclude the impact of any unrecognized tax benefits residing within our subsidiaries. If certain transactions occur with respect to our capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions that result in a cumulative change of more than 50% of the ownership of capital stock, over a three-year period, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to the ability to utilize our net operating loss carryforwards and federal tax credits. Similar provisions may exist for state tax purposes and vary by jurisdiction. Because substantially all of our net operating loss carryforwards are reserved for by a valuation allowance, we would not expect an annual limitation on the utilization of our net operating loss carryforwards to significantly reduce our net deferred tax asset, although the timing of our cash flows may be impacted to the extent any such annual limitation deferred the utilization of our net operating loss carryforwards to future tax years.

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

        Our common stock is listed on The NASDAQ Global Market. On August 20, 2008, the Company received a letter from The NASDAQ Stock Market LLC (" NASDAQ") advising that for the previous 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market. NASDAQ has suspended its rules requiring a minimum bid price of $1.00 until July 20, 2009. If this rule is enforced again beginning on July 20, 2009, then we have until November 20, 2009 to regain compliance with the minimum bid price requirement. If we fail to comply with this minimum bid price requirement or any other listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. The delisting of our common stock could significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital or make acquisitions using our common stock on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

The markets we serve are highly competitive, and we may be unable to compete effectively, which could adversely affect demand for our services, our margins and our market share.

        The development, distribution and sale of mobile services are highly competitive. For mobile subscribers, we compete primarily on the basis of brand, service quality and price. For mobile operators, we compete for deck placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For services and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with mobile operators. We also compete for experienced and talented employees.

        There are companies currently marketing services that compete directly with our services. Moreover, our competitors and customers may be able to develop services that are superior to our mobile personalization services that achieve greater customer acceptance or that have significantly improved functionality or content as compared to our existing and future services. By focusing all of their efforts on a specific niche of the market, some of our competitors may succeed in introducing services that change the competitive dynamic in that market niche and adversely affect demand for our services. Our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. These competitive factors could render one or more of our services obsolete, which would adversely affect our revenues. Current competitors for our services include: RealNetworks, Inc., Motricity, Inc., Amdocs QPASS, Cellmania, Inc., Ericsson AB, Amazon.com, Inc. and Apple, Inc.

        If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our managed personalization services or if we incur excessive expenses promoting and maintaining our brand or our mobile personalization services, our potential revenues could be limited, our costs could increase and our operating results and financial condition would be harmed.

        Although we previously operated the business as a division under the name LiveWire Mobile, we only recently changed our corporate name to LiveWire Mobile, Inc. We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with mobile operators, as well as developing new relationships. Promotion of the LiveWire Mobile brand will depend on our success in providing high-quality mobile personalization services. Similarly, recognition of our mobile personalization services by mobile subscribers will depend on our ability to develop content-rich, high-quality, engaging services. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our mobile operators fail to provide high levels of service, their subscribers' ability to access our mobile personalization services may be interrupted, which may adversely affect our results of operations and our brand. If mobile subscribers and mobile operators do not perceive our existing mobile personalization services as high-quality or if we introduce new services that are not favorably received by our mobile subscribers and mobile operators, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, extending our brand and recognition of our mobile personalization services will be costly and will involve extensive management time to execute successfully. If we fail to increase brand awareness and consumer recognition of our mobile personalization services, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition would suffer.

Our growth strategy relies on managed services offerings that may not generate revenues and may negatively affect our financial performance.

        Our growth strategy relies on revenue derived from recurring monthly subscription revenues, and download or transaction fees from customers of our managed service offerings. In the managed services model, we receive payment from our customers based on subscriber counts and subscriber usage of our solutions. This business model may prove to be unsuccessful, adversely affecting our revenue streams. If we cannot achieve expected revenue streams, we will likely need to accelerate the depreciation of assets capitalized for managed services, further negatively affecting our financial performance.

The success of our business depends upon our ability to increase subscription revenues and transaction or download revenue.

        Our operating results could be adversely impacted by the loss of subscription revenue and transaction or download revenue. Mobile subscription and revenue share businesses are a relatively new media delivery model and we cannot predict with accuracy our long-term ability to maintain or increase subscription and related revenue. Subscribers may cancel their subscriptions to, or usage of, our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive services generally or as compared to competitive service offerings, or because customer service issues are not satisfactorily resolved.

We are focusing our business on managed services and expect our cap-ex revenue to decline in the future. If cap-ex revenues decline more or faster than anticipated, and our managed services revenues are unable to offset that decline, our business, operating results and financial condition would suffer.

        As we focus on our managed services business, we expect revenues from our cap-ex business to decline significantly over time. We offer our MyCaller ringback platform as bundled products and services under cap-ex arrangements. We sell our cap-ex offerings through our direct sales force and channel partners. We have notified certain of our cap-ex channel partners that we do not plan to extend our agreements with them beyond their current terms. Accordingly, we expect revenues from these arrangements to decline over time. If revenues from our cap-ex business decline more or faster than anticipated and we cannot grow our managed services revenues quickly enough, our revenue would decline and thus harm our business, operating results and financial condition.

Contracts with our mobile operators subject us to significant risks that could negatively impact our revenue or otherwise harm our operating results.

        We derive a material portion of our revenue from mobile operator managed services. Furthermore, many of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our mobile operator contracts are non-exclusive, it is possible that our mobile operators could purchase similar services from third parties, and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our mobile operators.

        Revenue related to our managed services is, to a large extent, dependent upon the marketing and promotion activities of our mobile operators. The loss of mobile operators or a reduction in marketing or promotion of our applications would likely result in the loss of future revenues from our mobile operator managed services.

        Many of our mobile operator contracts are short term and allow for early termination by the mobile operator with or without cause. These contracts are therefore subject to renegotiation of pricing or other key terms that could be adverse to our interests, and leave us vulnerable to non-renewal by the mobile operators. If our mobile operator contracts are terminated, not renewed, or renegotiated in a manner less favorable to us, our managed services revenue would be negatively impacted.

        Finally, a certain number of our mobile operator contracts obligate us to indemnify the mobile operator for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural rights, including, in some cases, the right to control the defense of the indemnified party. Any claims against which we may be obligated to defend our mobile operators could result in paying amounts pursuant to these obligations that could materially harm our operating results.

Mobile operators generally control the price charged for our mobile services and the billing and collection for sales of our mobile personalization services and could make decisions detrimental to us.

        Mobile operators generally control the price charged for our mobile personalization services either by approving or establishing the price of the services charged to their subscribers. Some of our mobile operator agreements also restrict our ability to change prices. In cases where mobile operator approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the establishment of prices by the mobile operators for our services, or changes in these prices could adversely affect market acceptance of those services. A failure or delay by these mobile operators in adjusting the retail price for our mobile personalization services, could adversely affect sales volume and our revenues for those services.

Inferior mobile handset deck placement would likely adversely impact our revenues and thus our operating results and financial condition.

        Mobile operators provide a limited selection of services that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the number of services available on the deck is a function of the limited screen size of handsets and mobile operators' perceptions of the depth of menus and numbers of choices mobile subscribers will generally utilize. Mobile operators typically provide one or more top level menus highlighting services that are recent top sellers, that the mobile operator believes will become top sellers or that the mobile operator otherwise chooses to feature, in addition to a link to a menu of additional services sorted by genre. We believe that deck placement on either the top level or featured menu, or toward the top of genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in services achieving a greater degree of commercial success. If mobile operators choose to give our services less favorable deck placement, our services may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition could be materially harmed.

If we fail to maintain and enhance our capabilities for porting services to a broad array of mobile handsets, our attractiveness to mobile operators and branded services owners may be impaired, and our sales could suffer.

        Once developed, our services may be required to be ported to, or converted into separate versions for, more than 1,000 different handset models, many with different technological requirements. These include handsets with various combinations of underlying technologies, user interfaces, keypad layouts, screen resolutions, sound capabilities and other mobile operator-specific customizations. If we fail to maintain or enhance our porting capabilities, our sales could suffer and mobile operators might choose to give our services less desirable deck placement or not to give our services placement on their decks at all.

        Changes to our development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, we anticipate that in the future we may be required to port existing and new services to a broader array of handsets. If we utilize more labor intensive porting processes, our margins could be significantly reduced and it might take us longer to port services to an equivalent number of handsets. This, in turn, could harm our business, operating results and financial condition.

If our independent, third-party suppliers cease development or provision of new services for us and we are unable to find comparable replacements, we may have to reduce the number of services that we intend to introduce, delay the introduction of some services or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our competitive position would be adversely impacted.

        We may rely on independent third-party developers or suppliers to develop or provide some elements of our services, which subjects us to the following risks:

  •
  key developers or suppliers who worked with us in the past may choose to work for or be acquired by our competitors;

  •
  developers or suppliers currently under contract may try to renegotiate our agreements with them on terms less favorable to us; and

  •
  our developers or suppliers may be unable or unwilling to allocate sufficient resources to complete our services in a timely or satisfactory manner or at all.

        If our developers or suppliers terminate their relationships with us or negotiate agreements with terms less favorable to us, we may have to reduce the number of services that we intend to introduce, delay the introduction of some services or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our business, operating results and financial condition would be harmed.

If one or more of our services were found to contain hidden, objectionable services, our reputation and operating results could suffer.

        Hidden services may be included in our services by an employee who was not authorized to do so or by an outside developer or supplier without our knowledge. These hidden services and features may contain profanity and sexually explicit or otherwise objectionable material. Our design and porting process and the constraints on the file size of our services reduce the possibility of hidden, objectionable services appearing in the services we publish. Nonetheless, these processes and constraints may not prevent this content from being included in our services. If our services were found to contain hidden, objectionable services, our customers could refuse to sell it and consumers could refuse to buy it or demand a refund of their money. This could have a materially negative impact on our business, operating results and financial condition. In addition, our reputation could be harmed, which could impact sales of other services we sell and our attractiveness to mobile operators or other customers of our services. If any of these consequences were to occur, our business, operating results and financial condition could be significantly harmed.

If wireless subscribers do not continue to use their mobile handsets to access our services, our business growth and future revenues would be adversely affected.

        We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services and, in particular, entertainment services of the type we develop and distribute. New or different mobile services developed by our current or future competitors may be preferred by subscribers to our services. If the market for our services does not continue to grow or we are unable to acquire new mobile subscribers, our business growth and future revenues would be adversely affected. If mobile subscribers switch their entertainment spending away from our services, our revenues would likely decline and our business, operating results and financial condition would suffer.

Mobile subscriber tastes are continually changing and are often unpredictable; if we fail to develop new services that achieve market acceptance, our sales would suffer.

        Our business depends on services that mobile operators will offer and mobile subscribers will buy. We must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our offering of mobile personalization services and introduce new services, and we must make decisions about these matters well in advance of service release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing services and the availability of other entertainment activities. If our services are not responsive to the requirements of our mobile operator customers, or the preferences of mobile subscribers, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our services are successfully introduced and initially adopted, a subsequent shift in our mobile operator customers or the preferences of mobile subscribers could cause a decline in popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

Acquisitions and potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

        As part of our business strategy, we acquired Groove Mobile and intend to consider additional acquisitions of companies, technologies and services that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, any of which could harm our business, including:

  •
  difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

  •
  difficulties in supporting and transitioning customers, if any, of the target company;

  •
  diversion of financial and management resources from existing operations;

  •
  the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

  •
  risks of entering new markets in which we have limited or no experience;

  •
  potential loss of key employees, customers and strategic alliances from either our current business or the target company's business;

  •
  assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company's services; and

  •
  inability to generate sufficient revenue to offset acquisition costs.

        Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could lower the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

We will have continuing obligations to indemnify Dialogic Corporation in connection with the Asset Sale.

        In connection with the Asset Sale, we have agreed to indemnify Dialogic until December 5, 2009 for a number of specified matters including the breach of our representations, warranties and covenants contained in the asset purchase agreement, and in some cases until the expiration of the applicable statute of limitations following the closing of the asset sale. Under our agreement with Dialogic, $2.8 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to Dialogic following the closing. We cannot predict the liabilities that may arise as a result of the Asset Sale. Any liability claims related to the Asset Sale or any indemnification claims made by Dialogic could materially and adversely affect our financial condition.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by malicious software and other losses.

        In the ordinary course of our business, most of our agreements with mobile operators include indemnification provisions. In these provisions, we agree to indemnify them for losses suffered or incurred in connection with our products or services, including as a result of intellectual property infringement and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions could be perpetual after execution of the corresponding license or service agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions may be unlimited. Large future indemnity payments would harm our business, operating results and financial condition.

Changes in foreign exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

        We currently transact a majority of our business in U.S. Dollars. We also transact a small portion of our business in other currencies, primarily Euros, Indian Rupees, British Pounds and Canadian Dollars. We also maintain intercompany accounts with our foreign subsidiaries that expose us to revaluation risk. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues, gross margins and operating expenses and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. There is also additional risk if the currency is not freely or actively traded.

Internal development efforts by mobile operators may adversely affect demand for our services.

        Some mobile operators may have the technical and financial ability to design and produce components replicating or improving on the functionality of most of our services. These organizations may consider in-house development of technologies and services as an alternative to doing business with us. We cannot be certain that these mobile operators will choose to work with us, rather than attempting to develop similar technology and services internally or to obtain them through acquisition. If mobile operators choose to produce internally rather than purchase from us, it will decrease the size of the market for our services.

Our network is subject to security risks that could harm our business and reputation and expose us to litigation or liability.

        Our business depends on the ability to transmit confidential information and license intellectual property securely over private and public networks. Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could hurt customer demand for our products and services, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We also may be required to expend significant capital or other resources to alleviate problems caused by such breaches or attacks, which expenditures could adversely affect our operating results.

We may not be able to adequately protect our intellectual property, which may facilitate the development of competing services by others.

        We rely on a combination of trade secret and copyright laws, restrictions on disclosure, and patents to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, third parties may copy or otherwise obtain and use our services or technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. If we fail to adequately protect our intellectual property rights, it will be easier for our competitors to sell competing services.

Our services may infringe on the intellectual property rights of third parties, which may result in lawsuits and prohibit us from selling our services or subject us to litigation costs and monetary damages.

        There is a risk that third parties have filed or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert patent or other intellectual property rights to technologies that are used in our services or are otherwise important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers, customers or partners with respect to existing or future services or other proprietary rights. We generally undertake to indemnify our customers and partners against intellectual property infringement claims asserted against them with respect to the services we sell to, or distribute through, them. Any claims against us or customers or partners that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation or monetary damages and diversion of technical and management personnel, or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license from the parties claiming the infringement. If we are unable to obtain a license, we may be unable to market our affected services. Limitations on our ability to market our services and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement would harm our business.

Growth may place significant demands on our management and our infrastructure.

        We have significantly reduced the size of our operations in connection with the Asset Sale, and may experience growth in our business through internal growth and acquisitions. Growth to our business and operations could place significant demands on our management and our operational and financial infrastructure, and could strain our ability to:

  •
  develop and improve our operational, financial and management controls;

  •
  enhance our reporting systems and procedures;

  •
  recruit, train and retain highly skilled personnel;

  •
  maintain our quality standards; and

  •
  maintain branded services owner, mobile operator and end-user satisfaction.

        Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

If we are unable to attract and retain additional skilled personnel, we may be unable to grow our business.

        Our future success depends, in part, on our ability to attract, hire, integrate and retain key personnel, including the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. The loss of services of any of these executive officers or other key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. The replacement of any of these executive officers or key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

        To execute our growth plan, we must attract and retain additional, highly-qualified personnel. Competition for hiring these employees is intense. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. In addition, in making employment decisions, particularly in the mobile communication industry, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock or limitation on the number of equity based awards we can make under our equity plans may adversely affect our ability to attract or retain technical personnel. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to accept our offer of employment. If we fail to attract new technical personnel or fail to retain and motivate our current employees, our business and future growth prospects could be severely harmed.

Economic conditions and any associated impact on consumer spending could have a material adverse effect on our business, results of operations and financial condition.

        We are subject to macroeconomic fluctuations in the United States and worldwide economy, including those that impact discretionary consumer spending. Continued economic uncertainty and reductions in discretionary consumer spending may result in reductions in sales of our mobile personalization services, which would adversely affect our business, results of operations and our financial condition. If these issues persist, or if the economy continues this prolonged period of decelerating growth or recession, our results of operations may be harmed.

International conditions could interrupt international operations, exposing us to significant costs.

        We maintain offshore development operations in India. International operations expose us to potential operational disruptions as a result of currency valuations, political turmoil and labor issues. Any such disruptions may have a negative effect on our operations, on customer satisfaction and on our ability to timely develop our products and services on our ability to attract or maintain customers.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified members for our board of directors.

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the rules and regulations of The NASDAQ Global Market. The requirements of these rules and regulations increases our legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, we depend on the reports of mobile operators for information regarding the amount of sales of our music and related offerings and to determine the amount of royalties we owe branded services licensors and the amount of our revenues. These reports may not be timely, and may contain errors.

        In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expend significant resources and provide significant management oversight to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management's attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts also involve substantial accounting-related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.

        The Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Global Market make it more difficult and more expensive for us to maintain directors' and officers' liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors' and officers' insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of The NASDAQ Global Market rules, and officers will be significantly curtailed.

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

RISKS RELATED TO OUR INDUSTRY

Wireless communications technologies are changing rapidly, and we may not be successful in working with these new technologies.

        Wireless network and mobile handset technologies are undergoing rapid innovation. New handsets with more advanced processors and supporting advanced programming languages continue to be introduced. In addition, networks that enable enhanced features, such as multiplayer technology, are being developed and deployed. We have no control over the demand for, or success of, these services or technologies. The development of new, technologically advanced mobile services to match the advancements in handset technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. If we fail to anticipate and adapt to these and other technological changes, the available channels for our mobile personalization services may be limited and our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies, develop mobile personalization services to accommodate evolving industry standards and improve the performance and reliability of our services. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our mobile personalization services.

        Technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our mobile personalization competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our services may be technologically inferior to those of our competitors, less appealing to mobile subscribers or both. If we cannot achieve our technology goals within the original development schedule of our services, then we may delay their release until these technology goals can be achieved, which may delay or reduce our revenues, increase our development expenses and harm our reputation. Alternatively, we may increase the resources employed in research and development in an attempt either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses. In either case, our business, operating results and financial condition could be materially harmed.

Future mobile handsets may significantly reduce or eliminate mobile operators' control over delivery of our services and force us to rely further on alternative sales channels, which, if not successful, could require us to increase our sales and marketing expenses significantly.

        Substantially all our services are currently sold through mobile operators' branded e-commerce services. We have invested significant resources developing this sales channel. However, a growing number of handset models currently available allow wireless subscribers to browse the Internet and, in some cases, download services from sources other than a mobile operator's branded e-commerce service such as Amazon.com, Inc. or iTunes (i.e. off-portal or e-commerce access). In addition, the development of other application delivery mechanisms such as premium-SMS may enable subscribers to download services without having to access a mobile operator's branded e-commerce service. Increased use by subscribers of open operating system handsets or premium-SMS delivery systems that allow off-portal or e-commerce access will enable them to bypass mobile operators' branded e-commerce services and could reduce the market power of mobile operators. This would force us to rely further on alternative sales channels where we may not be successful selling our services, and would likely require us to increase our sales and marketing expenses significantly. This would harm our business, operating results and financial condition.

The complexity of and incompatibilities among mobile handsets may require us to use additional resources for the development of our mobile personalization services.

        To reach large numbers of wireless subscribers, mobile service providers like us must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by mobile operators requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate.

If we fail to deliver our services at the same time as new mobile handset models are commercially introduced, our sales may suffer.

        Our business is dependent, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. We do not control the timing of these handset launches. Some new handsets are sold by mobile operators with one or more services or other applications pre-loaded, and many mobile subscribers who download our services do so after they purchase their new handsets to experience the new features of those handsets. Some handset manufacturers give us access to their handsets prior to commercial release. If one or more major handset manufacturers were to cease to provide us access to new handset models prior to commercial release, we might be unable to introduce compatible versions of our services for those handsets in coordination with their commercial release, and we might not be able to make compatible versions for a substantial period following their commercial release. If, because of new service-launch or upgrade delays, we miss or are not provided the opportunity to sell services when new handsets are shipped, or our mobile subscribers upgrade to a new handset, or if we miss a key selling period, either because the introduction of a new handset is delayed or we do not deploy our services in time, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

Our industry is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

        Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity and timing of release of music and the mobile handsets on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

System or network failures could reduce our sales, increase costs or result in a loss of mobile subscribers of our services.

        Mobile services providers rely on mobile operators' networks to deliver services to mobile subscribers and on their or other third parties' billing systems to track and account for the downloading of their services. In certain circumstances, mobile services providers may also rely on their own servers to deliver services on demand to mobile subscribers through their mobile operators' networks. Any failure of, or technical problem with, mobile operators', third parties' or our billing systems, delivery systems, information systems or communications networks could result in the inability of mobile subscribers to download our services, prevent the completion of, or result in errors related to, billing, or interfere with access to some aspects of our services. If any of these systems fail or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, mobile subscribers might be unable to access our services. For example, from time to time, our mobile operators have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the mobile operators', other third parties' or our systems could cause us to lose mobile subscribers or revenues, or incur substantial repair costs or damages, and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

A shift of technology platform by mobile operators and mobile handset manufacturers could lengthen the development period for our services, increase our costs and cause our services to be of lower quality or to be launched later than anticipated.

        Mobile subscribers must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party services and related applications such as ours. If one or more of these technologies fall out of favor with handset manufacturers and mobile operators and there is a rapid shift to a technology platform such as Adobe Flash Lite, iPod, iPhone or Google Android or a new technology where we do not have development experience or resources, the development period for our services may be lengthened, increasing our costs, and the resulting services may be of lower quality, and may be launched later than anticipated. In such an event, our reputation, business, operating results and financial condition could suffer.

We may experience fluctuations in revenue due to seasonality.

        We may experience seasonality in our business as we expect sales to follow typical consumer buying patterns of mobile handsets as well as impacts from mobile operator customer advertising campaigns. These factors may result in increasing seasonality in our business and we cannot predict with accuracy how these factors will impact our quarterly financial results.

Our business depends on the growth and maintenance of wireless communications infrastructure.

        Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our services successfully. In addition, changes by a mobile operator to network infrastructure may interfere with downloads of our services and may cause subscribers to lose functionality in services that they have already downloaded. This could harm our business, operating results and financial condition.

If wireless subscribers do not continue to use their mobile handsets to access services and other applications, our business growth and future revenues would be adversely affected.

        We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services and, in particular, entertainment applications of the type we develop and distribute. New or different mobile entertainment applications, such as streaming video or music applications, developed by our current or future competitors may be preferred by subscribers to our services. In addition, other mobile platforms such as the iPod, iPhone and the Google Android platform, may become more widespread, and mobile subscribers may choose to switch to these platforms. If the market for our services does not continue to grow or we are unable to acquire new mobile subscribers, our business growth and future revenues would be adversely affected. If mobile subscribers switch their entertainment spending away from the services and related applications that we publish or distribution where we do not have comparative strengths, our revenues would likely decline and our business, operating results and financial condition would suffer.

Actual or perceived security vulnerabilities in mobile handsets or wireless networks could adversely affect our revenues.

        Maintaining the security of mobile handsets and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other illicit code or malicious software programs that may attack wireless networks and handsets. Security experts have identified computer "worm" programs, such as "Cabir" and "Commwarrior.A," and viruses, such as "Lasco.A," that target handsets running on the Symbian operating system. Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some mobile subscribers to seek to return our services, reduce or delay future purchases of our services or reduce or delay the use of their handsets. Mobile operators and handset manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone services from attack, which could delay adoption of new handset models. Any of these activities could adversely affect our revenues and this could harm our business, operating results and financial condition.

Changes in government regulation of the media and wireless communications industries may adversely affect our business.

        It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, services suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through mobile operators. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our services.

        A number of studies have examined the health effects of mobile phone use, and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, or any media reports suggesting such a link, could increase government regulation of, and reduce demand for, mobile phones and, accordingly, the demand for our services, and this could harm our business, operating results and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease one facility totaling approximately 32,000 square feet for our corporate headquarters in Littleton, Massachusetts. The lease on this facility expires in June 2013. We also lease 72,256 square feet of our former corporate headquarters at 200 Crossing Boulevard in Framingham, Massachusetts. The lease for 46,256 square feet at 200 Crossing Boulevard expires in May 2012 with the remaining 26,000 square feet expiring in April 2009. We sublease all of the space at 200 Crossing Boulevard to several third parties. We previously used the subleased office space as supplementary conference, training and corporate office space.

        We lease facilities in Bangalore, India (primarily used for our research and development and marketing activities) and Montréal, Quebec, Canada (primarily for our technical support activities).

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On November 19, 2008, we held a Special Meeting of Stockholders to consider matters related to the Asset Sale and other corporate matters. The matters considered at the meeting consisted of the following:

        1.     Approval of the sale of substantially all of the Company's assets under Delaware law through the sale of the NMS Communications Platforms business to Dialogic Corporation pursuant to the Asset Purchase Agreement by and between the Company and Dialogic Corporation, dated as of September 12, 2008:

FOR	ABSTAIN	AGAINST	BROKER NON VOTES
35,716,565	124,957	7,435,772	6,632,033

        2.     Approval of an amendment to the Company's Fourth Amended and Restated Certificate of Incorporation to change the Company's name to LiveWire Mobile, Inc. upon the closing of the Asset Sale:

FOR	ABSTAIN	AGAINST	BROKER NON VOTES
41,968,492	215,704	1,093,098	0

        3.     Approval of an amendment to the Company's Fourth Amended and Restated Certificate of Incorporation to allow the Board of Directors to effect a reverse stock split, at a maximum of 1-for-10, of the Company's outstanding common stock, par value per share $0.01:

FOR	ABSTAIN	AGAINST	BROKER NON VOTES
41,268,767	307,436	1,701,091	0

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is quoted on The NASDAQ Global Market under the symbol "LVWR." The table below shows the high and low sale prices per share of our common stock, as reported on The NASDAQ Global Market, for the periods indicated.

Year Ended December 31, 2007	High	Low
First Quarter	$2.25	$1.63
Second Quarter	1.97	1.62
Third Quarter	1.86	1.20
Fourth Quarter	1.78	1.25

Year Ended December 31, 2008	High	Low
First Quarter	$1.69	$1.20
Second Quarter	1.49	1.05
Third Quarter	1.19	0.31
Fourth Quarter	0.41	0.06

        As of March 13, 2009, we had approximately 205 stockholders of record of our common stock.

Dividend Policy

        We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Comparison of Cumulative Stockholder Return

        The following performance graph assumes an investment of $100 on December 31, 2003 and compares the change to December 31, 2008 in the market price of the Common Stock with a broad market index (S&P 500) and an industry index (S&P Communications Equipment). The Company paid no dividends during the periods shown. The performance of the indices is shown on a total return (dividend reinvestment basis). The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG LIVEWIRE MOBILE, INC.,
S&P 500 INDEX AND S&P GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	Cumulative Total Return ($)
	12/03	12/04	12/05	12/06	12/07	12/08
LIVEWIRE MOBILE, INC.	100.00	101.12	55.93	32.85	25.96	1.52
S&P 500 INDEX	100.00	110.88	116.33	134.70	142.10	89.53
S&P COMMUNICATIONS EQUIPMENT	100.00	103.01	105.20	121.51	124.00	74.18

        THE COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN ABOVE SHALL NOT BE DEEMED "SOLICITING MATERIAL" OR INCORPORATED BY REFERENCE INTO ANY OF THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

Issuance of Unregistered Securities

        We acquired Inno Media Logic Company (IML) of St. Hubert, Quebec in July 2000 (the "IML Closing") for a combination of cash and stock. At the time of the IML Closing, we and our wholly-owned Canadian subsidiaries issued to the stockholders of IML 982,296 shares of our common stock. In addition, the stockholders of IML had the right to exchange for an additional 1,653,004 shares of our common stock that were not exchanged at the IML Closing. For the year ended December 31, 2008, we issued 97,970 shares of our common stock in exchange for such exchangeable shares. As of December 31, 2008, an aggregate of 1,653,004 shares of our common stock had been issued in exchange for these exchangeable shares. The shares of our common stock and the exchangeable shares were issued, as to acquirers in the United States, in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 (the "Act") and, as to acquirers outside the United States, pursuant to Regulation S under the Act. We registered on Form S-3 under the Act, effective August 25, 2000, for public sale in the United States, all the shares of our common stock which were or are to be issued to the former shareholders of IML.

Equity Compensation Plans

        See Part III, Item 12 for information regarding securities authorized for issuance under existing equity compensation plans.

Issuer Repurchase of Equity Securities

        We did not make any repurchases of our securities during the year ended December 31, 2008.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for 2008, 2007 and 2006 and balance sheet data for 2008 and 2007 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Consolidated Statement of Operations Data(1)

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Revenues	$15,616	$13,223	$8,896	$6,769	$370
Gross profit (loss)	4,139	2,998	3,287	1,998	(562)
Restructuring and other related charges	7,871	—	5,469	—	—
Impairment of intangible assets and other long-lived assets	11,616	—	—	—	—
Impairment of goodwill	11,048	—	—	—	—
Operating loss	(58,376)	(27,856)	(37,376)	(21,240)	(18,827)
Loss from continuing operations before income taxes	(59,728)	(27,312)	(36,432)	(19,885)	(20,459)
Loss from continuing operations	(59,936)	(27,473)	(36,523)	(19,979)	(20,476)
Net income (loss)	(38,150)	(9,310)	(15,751)	4,972	4,102
Loss per common share from continuing operations—basic	$(1.32)	$(0.63)	$(0.75)	$(0.42)	$(0.46)
Loss per common share from continuing operations—diluted	$(1.32)	$(0.63)	$(0.75)	$(0.41)	$(0.44)
Net income (loss) per common share—basic	$(0.84)	$(0.21)	$(0.33)	$0.10	$0.09
Net income (loss) per common share—diluted	$(0.84)	$(0.21)	$(0.33)	$0.10	$0.09

Consolidated Balance Sheet Data(2)

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Total assets	$32,428	$67,740	$69,330	$93,303	$108,427
Long-term debt	360	—	—	—	—

(1)
As a result of the disposition of the NMS Communications Platforms business and the NI Business in the fourth quarters of 2008 and 2007, respectively, we are reporting these businesses as discontinued operations for all periods presented. See "Note 18, Discontinued Operations" in the Notes to the Consolidated Financial Statements for further discussion of the disposition of the NMS Communications Platforms business and NI Business. On March 17, 2008, we acquired Groove Mobile, Inc. The acquisition of Groove Mobile was accounted for as a purchase business combination and, accordingly, the results of the operations of Groove Mobile were included with those of the Company for periods subsequent to the date of the acquisition. Effective January 1, 2007, we adopted the provisions of FIN 48. On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires us to record compensation expense for employee stock awards at fair value at time of grant.

(2)
As a result of our adoption of SFAS 123R, our stock-based compensation expense increased in 2006, causing our loss from continuing operations and net loss to decrease. For the years ended December 31, 2008, 2007 and 2006, stock-based compensation included in loss from continuing operations was $3.2 million, $4.5 million and $4.4 million, respectively. For the years ended December 31, 2008, 2007 and 2006, stock-based compensation included in net loss was $4.1 million, $5.1 million and $4.8 million, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We operate in the large and rapidly evolving mobile telecommunications industry. We are a provider of managed personalization services for mobile operators and mobile subscribers. Our integrated managed services offerings include ringback tones, ringtones, full track downloads and other applications, as well as dedicated content and service marketing, integrated storefront management and merchandising. We sell these offerings as a managed service to mobile operators who then offer these services to their subscribers as a la carte purchases and through monthly subscriptions. We sell our products and services through our direct sales force and our channel partners. We sell our products and services predominantly in North America but also have established relationships in South America (with North America, collectively the "Americas"), Europe, the Middle East, Africa (collectively, "EMEA") and Asia. Our research and development activities focus primarily on enhancing our existing offerings as well as opportunities relating to emerging technologies.

        We previously operated as one of three separate operating business units which also included our NMS Communications Platforms business and Network Infrastructure Business ("NI"). In an effort to focus our efforts on our managed personalization services to mobile operators and mobile subscribers, we undertook the following:

  •
  On December 21, 2007, we sold our NI Business to Verso. During the year ended December 31, 2008, we incurred additional severance costs and transaction costs related to the disposition of the NI Business. Loss from discontinued operations was $0.4 million (net of income tax benefit of zero), $2.4 million (net of income tax benefit of $0.1 million) and $7.7 million (net of income tax benefit of $0.1 million) for the years ended December 31, 2008, 2007 and 2006, respectively. We recognized a $1.6 million gain (net of income tax expense of $6,000) on the disposal for the year ended December 31, 2007. During the first quarter of 2008, we recorded an other-than-temporary impairment of the Verso common stock that had been issued to us by Verso in connection with the sale of our NI Business totaling $1.9 million related to Verso's announced bankruptcy in April 2008.

  •
  In March 2008, to contribute to the growth strategy of our business, we acquired Groove Mobile for a total purchase price of $15.9 million, including total transaction costs and facility exit costs of approximately $1.4 million. Groove Mobile provided mobile music solutions. We believe the acquisition has enabled us to expand our ability to offer a portfolio of managed services, including ringback tones, ringtones, and full track music and other applications delivered through an integrated storefront.

  •
  On December 5, 2008, we sold our NMS Communications Platforms business to Dialogic for cash consideration of $28.0 million, $2.8 million of which was placed into an escrow account to settle certain claims for indemnification which can be made by Dialogic following the closing of the Asset Sale and $0.4 million of which was placed in escrow to settle certain contingencies that may arise related to levels of working capital. Income from discontinued operations was $5.9 million (net of income tax provision of $0.6 million), $18.9 million (net of income tax provision of $0.1 million) and $28.4 million (net of income tax provision of $0.1 million) for the years ended December 31, 2008, 2007 and 2006, respectively. We recognized a $16.3 million gain (net of income tax provision of zero) on disposal for the year ended December 31, 2008.

        The consummation of the Asset Sale, and the subsequent restructuring of the Company to focus exclusively on our mobile personalization services business, has provided us with additional resources to pursue the growing mobile personalization services market. Today, the business operates as one reporting segment.

        For the year ended December 31, 2008, we incurred a net loss from continuing operations of $59.9 million. Our net loss from continuing operations increased $32.4 million from $27.5 million for the year ended December 31, 2007. Our net loss increased primarily due to impairments of our goodwill of $11.0 million and our other long-lived assets including intangibles of $11.6 million, $7.9 million in restructuring charges and a $1.7 million increase in research and development expenses primarily related to the acquisition of Groove Mobile in March 2008, partially offset by growth in our gross profit of $1.1 million, based on revenue growth of $2.4 million.

        During the year ended December 31, 2008, management took several restructuring actions to reduce our cost structure. These actions included workforce reductions, exiting office space (including the office previously used as our former corporate headquarters) and the impairment of assets associated with these exited spaces.

        In response to weak market conditions, in the second half of 2006, management took restructuring actions to reduce our cost structure. These actions included the closure of our New Jersey facility, workforce reductions and the sublease of a portion of our prior corporate headquarters office space. Management continually monitors the activities of our competitors and analyzes the future of our industry to appropriately align our business focus.

        At December 31, 2008, we performed our annual goodwill impairment analysis and we also determined that due to an expected goodwill impairment brought on by indicators described below, we also determined that a triggering event had occurred requiring an assessment for impairment of other long-lived assets including intangibles. The indicators that caused management to make the determination was a decline in the price of our common stock to a price that was below our carrying value for a period of time during the fourth quarter. As a result of this analysis, we recorded an impairment of goodwill of $11.0 million and an impairment of intangible and certain long-lived assets of $11.6 million.

        During the year ended December 31, 2008, we utilized $15.2 million of cash to support operations. Relating to the sale of our NMS Communications Platforms business, we, (i) received approximately $22.0 million in cash from Dialogic, net of deal costs, (ii) paid $2.8 million funded into an escrow account to support any indemnification claims, (iii) paid $0.4 million which is being be held in escrow to settle certain contingencies that may arise related to levels of working capital, and (iv) subsequent to the consummation of the Asset Sale on December 5, 2008, entered into a Receivables Purchase Agreement with Dialogic to purchase $4.0 million of certain billed accounts receivables owned by Dialogic for $3.8 million in cash. Additionally, we paid approximately $13.6 million in connection with the acquisition of Groove Mobile, net of cash acquired. As of December 31, 2008, we borrowed $2.6 million under the Amended Credit Facility as defined below. As of December 31, 2008, we had $19.3 million in cash and cash equivalents. We have used, and will use, our cash for general corporate purposes, which may include working capital and capital expenditures.

        We believe the Company has sufficient cash available to execute its business objectives for at least the next twelve months.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions and dispositions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, see also our discussion under the heading "Risk Factors" in this annual report on Form 10-K.

        We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        Revenue Recognition.    We derive revenues from two sources: (i) services, including managed services, maintenance and support services and professional services, and (ii) sales of products, including hardware and software licenses. Managed services consist of supplying, outsourcing and/or maintaining mobile personalization systems for the benefit of customers. The systems related to these services may be Company-owned pursuant to a managed services arrangement or customer-owned. Maintenance and support services consist of on-site support, bug-fixes, telephone and online support, and training. Professional services projects may consist of multiple elements including hardware and/or software installation, configuration, integration and customization services provided to customers.

        We sell our services and products through our direct sales force and through channel partners. For products that are not software or software related, we recognize revenue pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. When the software is more than incidental and is essential to the functionality of the hardware, we recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"), and related interpretations. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is considered probable. For all sales, we use a binding contract and/or a purchase order as evidence of an arrangement with the customer or channel partner. Sales to our channel partners are evidenced by a master agreement governing the relationship, together with binding purchase orders for individual transactions. We consider delivery to occur when we ship the product so long as title and risk of loss have passed to the customer. At the time of a transaction, we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If we determine the fee is not fixed or determinable, we recognize revenue when the fee is fixed. We assess if collection is probable based on a number of factors, including past transaction history and the creditworthiness of the customer. If we determine that collection is not probable, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash or when payments become due.

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

        When an arrangement involves multiple elements, such as hardware and software products that are more than incidental, maintenance and/or professional services, we allocate the entire sale price to each respective element based on vendor specific objective evidence ("VSOE") of fair value for each undelivered element. When arrangements contain multiple elements and VSOE of fair value exists only for all undelivered elements, we recognize revenue for the delivered elements using the residual method in accordance with the provisions of the AICPA SOP 98-9, Modification of SOP 97-2, Software

Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by VSOE of fair value, be deferred and subsequently recognized when delivered. We establish VSOE of fair value for undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price we charge when the same element is sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists for all undelivered elements or all elements have been delivered.

        For revenue attributable to the NMS Communications Platforms business sold in December 2008, we reduced revenue by provisions for estimated sales returns associated with rights offered to a limited number of channel partners. These rights allowed the channel partner to exchange a percentage of its inventory based on the volume of its prior purchases. We provided for these return rights each quarter in an amount equal to estimated returns. On a quarterly basis, we reviewed our estimates and compared them to our actual returns experience. Our actual results have been in line with our expectations. An increase in our allowance for sales returns would reduce our revenue in the period for which the increase is recorded.

        We evaluate our revenue recognition policies based on the specific facts and circumstances related to each of our channel partners. When selling to resellers and distributors, we generally do not recognize revenue upon shipment, unless a credit history has been established, since many of these customers are thinly capitalized and their ability to pay is, in substance, contingent upon their resale of our product. In these cases, we defer revenue until collection is deemed probable. When revenue is deferred, if reliable reporting from the reseller or distributor exists, we will recognize revenue when the reseller or distributor sells the product to an end-user ("sell through"). When reliable reporting does not exist, revenue will be recognized upon our receipt of payment, or in limited circumstances upon receipt of a letter of credit or similar arrangement. We further monitor the payment history of our resellers and distributors and overall days of sales outstanding ("DSO"). We believe this revenue recognition policy minimizes the risk that product is shipped in excess of end-user demand and allows us to reasonably and reliably estimate any sales returns.

        Services revenue is primarily comprised of managed services, maintenance and support services and professional services. We recognize revenue from professional services as the services are performed. We recognize revenue from managed services as the services are delivered or performed or as reported by a customer if its reporting is used.

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

        Capitalization of Managed Services Costs.    We may capitalize certain costs associated with the set-up activities of a managed services arrangement. These costs represent incremental external or internal costs that are directly related to the set-up, enhancement or expansion of certain managed services offerings. The types of costs that are capitalized may include labor and related fringe benefits, subcontractor costs, consulting costs, travel costs, inventory costs and third party product costs. We begin to capitalize costs in the period when there is existence of an arrangement. Managed services arrangements may also require the procurement of equipment, development of internally developed software and consulting services related to system enhancements and expansions. These costs may also be capitalized. We amortize these capitalized costs upon acceptance or commercial launch of the initial set-up, enhancement or expansion of the service over the expected relationship period or the expected economic useful life, as appropriate, using the straight-line method. Expenses incurred to maintain and sustain the service delivery after the initial setup, enhancement or expansion of a managed services arrangement are expensed as incurred. We evaluate the lives and realizability of the capitalized costs on a periodic basis or as needed.

        In the event indications exist that capitalized managed service cost balances may be impaired, undiscounted estimated cash flows of the contract or series of contracts are projected over the remaining term, and compared to the unamortized managed services cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the fair value in the period such determination is made. The primary indicator used to determine when impairment testing should be performed is when a material contract is materially underperforming, or is expected to materially under-perform in the future, as compared to the financial model that was developed as part of the original proposal process and subsequent annual budgets, or in the event of non-renewal or loss of a major managed service customer.

        In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard no. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), we evaluated the carrying value of these long-lived assets as of December 31, 2008. SFAS 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2008, we believed such conditions existed related to specific long-lived assets that we believed had no third party liquidation value, including managed service assets. We performed our assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For LiveWire Mobile, this asset grouping is at the reporting unit level and consists of acquired technology and customer relationships, which were recorded as a result of the acquisitions of Groove Mobile and Openera, as well as our property and equipment and long term deposits on leased space. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. We assessed the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we projected estimated enterprise-level flows based on expected future revenues. We performed a discounted cash flow analysis using a risk-adjusted discount rate of 30% based on our projected losses, early operating stage, and broader market risks in the current economic environment. Given the fair value of the Company's enterprise value as compared to the fair value of its tangible assets to its enterprise value, we determined that the intangible assets had no fair value and were fully impaired as of December 31, 2008. As a result, we recorded an impairment charge of $2.0 million, including $1.1 million of managed service assets, $0.8 million of property, plant and equipment and $0.1 million of other long-lived assets.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts based upon our historical experience and any specifically identified customer collection issues. We monitor and analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, and current economic trends, regional factors and other known factors when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts of $0.1 million recorded as of December 31, 2008, and this difference may have a material effect on our financial position and results of operations.

        Write-down of Excess and Obsolete Inventories.    We value our inventories at the lower of cost (first-in, first-out method) or market. We regularly review our inventories and record charges for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Actual excess and obsolete inventory could differ from the write-down of excess and obsolete inventories of $0.7 million recorded as of December 31, 2008.

        Intangible and Other Long-Lived Assets and Goodwill.    We review long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows estimated to be generated by those assets are less than the long-lived assets' carrying value. We assess the recoverability of long-lived assets based on the projected undiscounted future cash flows over the asset's remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

        We performed an assessment as of December 31, 2008, and determined that a triggering event had occurred. The continued marked decline of our common stock during the fourth quarter of 2008 (a 75% decline during the fourth quarter of 2008), along with an anticipated impairment of goodwill, were indicators that the carrying value of our long-lived assets might not be recoverable. We performed our assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For LiveWire Mobile, this asset grouping is at the reporting unit level and consists of acquired technology and customer relationships (which were recorded as a result of the acquisitions of Groove Mobile and Openera), property and equipment, managed service assets, and long term deposits on leased space. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. We assessed the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets. The carrying value of the reporting unit, including goodwill (prior to the goodwill impairment charge described below), was greater than the undiscounted cash flows, indicating an impairment. We performed step two of the impairment test and determined there was a full impairment of our intangible assets and a partial impairment of the property and equipment and deposits, reducing those assets to their fair value. The fair value was determined based on the price that a willing buyer would pay in an orderly liquidation of those assets. As a result, we recorded an impairment charge of $9.6 million related to the intangible assets and $2.0 million related to other long-lived assets, including managed service assets of $1.1 million, property and equipment of $0.8 million and other long-lived assets of $0.1 million. We also reassessed the depreciation method and remaining depreciation period for the property and equipment, and determined that no changes to the depreciation period or method were necessary.

        Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired. We review goodwill for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present. When conducting our impairment evaluation, we compare the carrying value of the reporting unit to the fair value of the reporting unit. We have determined that the reporting unit is the Company as a whole. If the carrying amount of the reporting unit exceeds its fair value, then the carrying value of that reporting unit's goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any. Fair value is calculated using widely accepted valuation techniques, including the present value of estimated future cash flows using a risk-adjusted discount rate and market-multiple analyses. These types of analyses require significant judgments by management.

        Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, an economic downturn in our customers' industries, increased competition, or other information regarding our market value, such as a reduction in our stock price.

        Our assessment for impairment was conducted in accordance with FASB Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which required us to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. We estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate of 30%, and a market-multiple approach, which considered our market capitalization adjusted for a control premium. These valuation techniques require significant judgments by management, including estimates and assumptions about our projected future operating results, discount rates, and long-term growth rates. Our forecasts of future revenue were based on expected future growth from new as well as existing customers and historical trends. In addition, we considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct our business.

        The Company performed its annual impairment assessment of its goodwill at December 31, 2008. Step one of this assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of the impairment analysis, the Company compared the implied fair value of goodwill to its carrying value. The implied fair value of goodwill was determined to be zero. Consequently, we determined that goodwill was fully impaired resulting in an impairment charge of $11.0 million for the year ended December 31, 2008.

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

        The fair value of each option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected life of the options. Under SFAS 123R, we establish the volatility assumption based exclusively on historical volatility, and the expected life assumption is established based upon an analysis of historical option exercise behavior. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating our expected term assumptions. We have never declared or paid any cash dividends on our common stock and have no current plans to pay cash dividends on our common stock. The payment of any future cash dividends will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions, tax laws, certain corporate law requirements and various other factors.

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

        Stock Option Acceleration.    As a result of the sale of the NMS Communications Platforms business, we accelerated options to purchase 747,966 shares of our common stock. The acceleration occurred as a result of certain employees having a change of control clause in each of their stock option or other agreements. Accordingly, the unvested portion of the related stock option grants was accelerated and we recognized expenses totaling $0.6 million during the year ended December 31, 2008.

        Stock Option Modification.    During the year ended December 31, 2008, we canceled 300,000 shares of restricted stock that was granted to an executive of the Company in 2007, in exchange for a bonus payout contingent upon a change in control of the Company. Pursuant to FAS 123R, we consider a modification of the terms or conditions of an existing equity award as an exchange of the original award for a new award. We determined that the original equity based award was modified to a liability-based award due to the nature of the bonus arrangement. Accordingly, upon change of control of the Company in December 2008 in connection with the sale of the NMS Communications Platforms business to Dialogic, we recorded a stock compensation liability in the amount of $0.4 million and expensed the amount of unrecognized compensation expense to date. The difference between the original fair value of the restricted stock award and the actual amount paid was recognized as stock compensation expense. The Company paid the stock compensation liability of $0.4 million in December 2008.

        Restructuring and Other Related Charges.    We continually evaluate our staffing levels to meet our business objectives and our strategies to reduce our costs of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers' Accounting for Post-employment Benefits ("SFAS 112"). The provisions of SFAS 112 require us to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of benefits such as health and life insurance.

        From time to time, we announce reorganization plans that may include eliminating employee positions or exiting facilities. Each plan is reviewed to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). The provisions of SFAS 146 require us to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan. Also, from time to time, we may cease to use certain facilities prior to expiration of the underlying lease agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS 146. The provisions of SFAS 146 require us to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements.

        Subsequent to recording such accrued liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material.

        Income Taxes.    The preparation of our consolidated financial statements requires us to provide for income taxes in each of the jurisdictions in which we operate, including those outside the United States that may be subject to certain risks that ordinarily would not be expected in the United States. A change in our income by jurisdiction could cause a change in our annual effective tax rate. The income tax accounting process involves estimating our current income tax expense (benefit), including our uncertain tax positions, together with assessing temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance against our deferred tax assets if their realization does not meet the "more likely than not" criteria under SFAS 109 based on our current and projected financial statements.

        Management's judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against the majority of our deferred tax assets. We have recorded a valuation allowance of $160.4 million as of December 31, 2008 due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carry forwards. We establish valuation allowances based on historical levels of profitability as well as our estimates of future taxable income by each jurisdiction in which we operate, and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

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

        On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. We had no adjustments to retained earnings as a result of the implementation of FIN 48. The majority of our deferred tax assets have a full valuation allowance recorded against them as their realization does not meet the "more likely than not" criteria under SFAS 109 based on our current and projected financial status. As of December 31, 2008 and December 31, 2007, we had accrued $1.0 million and $0.6 million, respectively, for uncertain tax positions, all of which will impact our effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next twelve months. As of the filing date of this annual report on Form 10-K, an estimate of the range that will reverse in the next twelve months of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying consolidated statements of operations. At December 31, 2008 and 2007, we had

$0.1 million and $0.1 million, respectively, of accrued interest expense related to uncertain tax positions.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of revenues.

	Year Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	73.5	77.3	63.1

Gross profit	26.5	22.7	36.9
Operating expenses:
Selling, general and administrative	157.1	189.9	303.3
Research and development	47.7	43.5	92.3
Restructuring and other related charges	50.4	—	61.5
Impairment of intangible assets and long-lived assets	74.4	—	—
Impairment of goodwill	70.7	—	—

Total operating expenses	400.3	233.4	457.1

Operating income (loss)	(373.8)	(210.7)	(420.2)
Other income (expense), net	(8.7)	4.1	10.6

Loss from continuing operations before income taxes	(382.5)	(206.6)	(409.6)

Income tax expense	1.3	1.2	1.0

Net loss from continuing operations	(383.8)%	(207.8)%	(410.6)%

        Revenues.    Revenues consist of services revenues, including managed services, maintenance and support and professional services, and product and license sales provided to our customers.

        Cost of revenues.    Cost of revenues consist primarily of the costs to deliver services and products to our customers, including the costs of delivering and hosting managed services, product and hardware costs and overhead associated with fulfillment operations. Our manufacturing process is outsourced to a contract manufacturer. The amortization of certain acquired intangible assets and stock-based compensation expense are also included in cost of revenues.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries, stock-based compensation, commissions and related personnel and overhead expenses for those engaged in our sales, marketing, executive, finance and administrative activities. The amortization of intangible assets related to acquired customer relationships from Groove Mobile and Openera is also included in selling, general and administrative expenses.

        Research and development expenses.    Research and development expenses consist primarily of salaries, personnel expenses, stock-based compensation, and other discretionary fees related to the design, development, testing and enhancement of our products and services. These costs are expensed as incurred.

        Restructuring and other related charges.    Restructuring charges consist of involuntary severance related costs, facility closures or downsizing and disposal of excess or unused assets.

        Impairment charges related to goodwill.    Impairment charges related to goodwill represent the charges incurred to write down our goodwill to its fair value.

        Impairment of intangible assets and long-lived assets.    Impairment of intangible assets and long-lived assets represent the charges incurred to write down such assets to their fair value.

        Other income (expense), net.    Other income (expense), net, consists primarily of interest income, interest expense, foreign currency translation and transaction gains and losses and, for the year ended December 31, 2008, an other-than-temporary impairment of Verso common stock.

        Discontinued Operations.    On December 5, 2008, we sold our NMS Communications Platforms business to Dialogic. On December 21, 2007, we sold our NI Business to Verso. Accordingly, the operating results of the NMS Communication Platforms business and the NI Business have been reclassified as discontinued operations in the consolidated statements of operations for all historic reporting periods.

        The NMS Communications Platforms business had revenues of $48.3 million, $69.2 million and $87.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Income from the discontinued operations was $5.9 million (net of income tax provision of $0.6 million), $18.9 million (net of income tax provision of $0.1 million) and $28.4 million (net of income tax provision of $0.1 million) for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, we recorded a gain on the sale of the transaction of $16.3 million (net of income tax provision of zero).

        The NI Business had revenues of $5.4 million and $3.6 million for the years ended December 31, 2007 and 2006, respectively. Loss from the discontinued operations was $0.4 million (net tax effect of zero), $2.4 million (net of income tax benefit of $0.1 million) and $7.7 million (net of income tax benefit of $0.1 million) for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2007, we recorded a gain on the sale of the transaction of $1.6 million (net of income tax expense of $6,000).

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

	Year Ended December 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Service revenues	$10.2	65.6%	$5.1	38.7%	99.9%
Product revenues	5.4	34.4	8.1	61.3	(33.6)%

Total revenues	$15.6	100.0%	$13.2	100.0%	18.1%

        We experienced a $2.4 million increase in total revenues for the year ended December 31, 2008, as compared to the year ended December 31, 2007. Service revenues for the year ended December 31, 2008 increased $5.1 million from $5.1 million for the year ended December 31, 2007, primarily due to revenues of $5.6 million from our recently introduced managed service offerings, which includes $4.2 million of revenues from the customer relationships obtained in connection with the acquisition of Groove Mobile in March 2008. Product revenues of our ringback platform decreased $2.7 million due to the variability in the timing of completion of these arrangements and an overall decline in the cap-ex portion of this business through our channel partners. The decrease caused by the variability of timing was offset by the recognition of $2.3 million in handset software distribution royalties from one customer. We recorded $1.3 million of these royalties in the first quarter of 2008. We expect a significant decline in handset software distribution royalties during 2009 and thereafter as this customer has phased out use of the handset product. We expect a continued decline in the cap-ex portion of our ringback platform business as we plan to focus our resources on our managed service offerings in

North America. Additionally, we notified channel partners in early 2009 that we do not expect to extend our agreements with them beyond their current terms. They may make last-time-buy purchases in 2009, with maintenance and support available for a limited time thereafter.

	Year Ended December 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Americas	$5.4	34.4%	$3.4	25.6%	59.0%
EMEA	6.4	41.2	7.2	54.9	(11.3)%
Asia	3.8	24.4	2.6	19.5	47.0%

Total revenues	$15.6	100.0%	$13.2	100.0%	18.1%

        Revenues derived from the Americas region increased during the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to variability in the timing of completion of our ringback platform arrangements and increased revenue generated from the customer relationships obtained in connection with the acquisition of Groove Mobile in March 2008. The decline in revenues derived from the EMEA region was primarily related to a decline in the cap-ex portion of our business where we sell our services as a bundled product and service (including installation, maintenance and support, and training), primarily through channel partners in this region. Revenues derived from the Asia region increased during the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to the recognition of $2.8 million in handset software royalty and maintenance revenue related to the multiple-element customer license and support arrangement described above.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Cost of service revenues	$9.0	57.4%	$5.0	37.8%	79.3%
Cost of product revenues	2.5	16.1	5.2	39.5	(51.9)%

Cost of revenues	$11.5	73.5%	$10.2	77.3%	12.2%

	Year Ended December 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Revenues	$15.6	100.0%	$13.2	100.0%	18.1%
Cost of revenues	11.5	73.5	10.2	77.3	12.2%

Gross profit	$4.1	26.5%	$3.0	22.7%	38.0%

        We experienced an increase in our cost of service revenues during the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily related to the acquisition of Groove Mobile in March, 2008, which increased costs related to delivery of our managed services, as well as amortization of related intangible assets, namely acquired technology. We experienced a decrease in our cost of product revenues during the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily due to a decline in product sales related to the cap-ex portion of our ringback platform business. Our gross profit increased during the year ended December 31, 2008, as compared to December 31, 2007, primarily as a result of the recognition of $2.8 million in handset software royalties and maintenance revenues during 2008, which typically are at a higher margin than our other offerings. We expect a significant decline in handset software distribution royalties during 2009.

Selling, General and Administrative

	Year Ended December 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Selling, general and administrative	$24.5	157.1%	$25.1	189.9%	(2.3)%

        Selling, general and administrative expenses decreased $0.6 million to $24.5 million during the year ended December 31, 2008 from $25.1 million in the year ended December 31, 2007. The decrease was primarily due to a $2.6 million decrease in compensation expense due to headcount reductions and deferred compensation due to the full vesting of Openera options and restricted stock as of August 2008, partially offset by a $1.5 million increase in consulting expenses related to the purchase of Groove Mobile and the sale of the NMS Communications Platforms business. As a result of the sale of the NMS Communications Platforms business and our restructuring actions in 2008, we expect selling, general and administrative costs to significantly decline in 2009.

Research and Development

	Year Ended December 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Research and development	$7.5	47.7%	$5.7	43.5%	29.7%

        Our research and development spending increased $1.7 million during the year ended December 31, 2008, as compared to the year ended December 31, 2007. The increase was primarily attributable to a $1.8 million increase in personnel and related costs associated with current development initiatives as well as the Groove Mobile acquisition during the first quarter of 2008. Our research and development activities are primarily focused on opportunities relating to mobile personalization applications and enhancing our current service offerings.

Impairment of Intangible Assets and Long-lived Assets

        In accordance with SFAS 144, we performed an assessment as of December 31, 2008, and determined that a triggering event had occurred. The continued marked decline of our common stock during the fourth quarter of 2008 (a 75% decline during the fourth quarter of 2008), along with an anticipated impairment of goodwill, were indicators that the carrying value of our long-lived assets might not be recoverable. We performed our assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For LiveWire Mobile, this asset grouping is at the reporting unit level and consists of acquired technology and customer relationships (which were recorded as a result of the acquisitions of Groove Mobile and

Openera), property and equipment, managed service assets, and long term deposits on leased space. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. We assessed the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets. The carrying value of the reporting unit, including goodwill (prior to the goodwill impairment charge described below), was greater than the undiscounted cash flows, indicating an impairment. We performed step two of the impairment test and determined there was a full impairment of our intangible assets and a partial impairment of the property and equipment and deposits, reducing those assets to their fair value. The fair value was determined based on the price that a willing buyer would pay in an orderly liquidation of those assets. As a result, we recorded an impairment charge of $9.6 million related to the intangible assets and $2.0 million related to other long-lived assets, including managed service assets of $1.1 million, property and equipment of $0.8 million and other long-lived assets of $0.1 million. We also reassessed the depreciation method and remaining depreciation period for the property and equipment, and determined that no changes to the depreciation period or method were necessary.

Impairment of Goodwill

        We performed our annual impairment assessment of goodwill as of December 31, 2008. Our assessment for impairment was conducted in accordance with SFAS 142, which required us to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. We estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered our market capitalization adjusted for a control premium. These valuation techniques require significant judgments by management, including estimates and assumptions about our projected future operating results, discount rates, and long-term growth rates. Our forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends. In addition, we considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct our business.

        Step one of our impairment assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of our impairment analysis, we compared the implied fair value of goodwill to its carrying value. The implied fair value of goodwill was determined to be zero. Consequently, we determined that goodwill was fully impaired, resulting in an impairment charge of $11.0 million as of December 31, 2008.

Restructuring and Other Related Charges

        In the fourth quarter of 2008, we committed to several cost reduction plans focused on streamlining our operations and the elimination of certain fixed costs. We eliminated 27 employee positions, primarily in the sales and marketing area of our business, to better position us to improve operating margins in response to adverse market conditions experienced in 2008. This action resulted in restructuring charges of $0.5 million, consisting primarily of employee severance-related costs. In connection with the sale of our NMS Communications Platforms business to Dialogic and in an effort to improve operating margins by eliminating business roles and functions which are not necessary for the go-forward business, we eliminated 20 employee positions which resulted in additional restructuring charges of $2.1 million, consisting primarily of employee severance-related costs.

        Also in connection with the sale of our NMS Communications Platforms business, we pursued an exit plan to reduce our costs under a lease agreement for the office space at 100 Crossing Boulevard located in Framingham, Massachusetts. On December 30, 2008, we entered into a Lease Termination Agreement with our landlord and exited the space at 100 Crossing Boulevard by December 31, 2008. As a result, we recorded additional restructuring charges of $3.6 million related to 100 Crossing Boulevard, including $2.4 million of lease termination expenses and associated facility-related costs,

$0.9 million of leasehold improvement write-off costs and $0.3 million of broker fees. The Lease Termination Agreement requires cash termination payments in 2009 totaling $2.0 million, cash termination payments in 2010 of $1.0 million, and cash termination payments in 2011 of $0.1 million. The Lease Termination Agreement resulted in annual cost savings of approximately $2.6 million through May 2012. We also recorded a facility-related restructuring charge of $0.1 million related to our London office.

        During the fourth quarter of 2008, we updated our analysis of the restructuring costs recorded in the first quarter of 2008 in connection with a restructuring event for an exit plan to vacate the Groove Mobile corporate headquarters. As a result, we recorded additional restructuring costs of approximately $0.1 million relating to additional real estate tax and operating costs.

        In the third quarter of 2008, in order to further reduce operating costs, we eliminated one employee position which resulted in restructuring charges of $39,000.

        In the second quarter of 2008, we recorded a restructuring charge of $1.0 million. Of this amount, $0.4 million related to exited office space located at our former headquarters at 100 Crossing Boulevard in Framingham, Massachusetts. We consolidated our use of office space subsequent to our relocation of our continuing operations to Littleton, Massachusetts in May 2008. We also recorded a facility-related restructuring charge of $0.1 million related to consolidation of our France office. In connection with the facility exit activities, we wrote down $0.5 million of fixed assets associated with the exited space, primarily consisting of leasehold improvements.

        In the first quarter of 2008, in order to reduce operating costs, we eliminated nine employee positions in anticipation of synergies associated with the acquisition of Groove Mobile, which resulted in restructuring charges of $0.4 million, all of which was employee severance-related costs. In connection with the acquisition of Groove Mobile, we created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. We recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

        There were no restructuring charges in 2007.

        The following table sets forth activity during the years ended December 31, 2007 and 2008:

	Employee Related	Facility Related	Fixed Asset Write-offs	Other	Total
	(In thousands)
Restructuring accrual balance at December 31, 2006	$791	$3,541	$—	$—	$4,332
Cash payments	(711)	(866)	—	—	(1,577)
Adjustments	(80)	74	—	—	(6)

Restructuring accrual balance at December 31, 2007	$—	$2,749	$—	$—	$2,749
Restructuring and other related charges	2,898	3,332	1,398	243	7,871
Restructuring for a business combination	—	311	—	—	311
Cash payments	(1,251)	(1,533)	—	—	(2,784)
Non-cash adjustment	—	—	—	(243)	(243)
Write-off of property and equipment	—	—	(1,398)	—	(1,398)
Accretion of deferred rent	—	47	—	—	47
Reclassification of deferred rent	—	665	—	—	665

Restructuring accrual balance at December 31, 2008	$1,647	$5,571	$—	$—	$7,218

        Facilities and employee related restructuring charges are expected to be settled by May 2012 and June 2009, respectively.

Other Income (Expense), Net

	Year Ended December 31,
	2008	2007
	(In millions)
Interest income	$0.2	$1.2
Interest expense	(0.4)	—
Other	(1.2)	(0.7)

Total other income (expense), net	$(1.4)	$0.5

        The decrease in interest income for the year ended December 31, 2008, compared with the year ended December 31, 2007, is attributable to a decrease in our cash, cash equivalents and marketable securities. We recorded $0.4 million of interest expense primarily attributable to our revolving line of credit from which we obtained $2.6 million of net proceeds since June 30, 2008 and capital leases. During the year ended December 31, 2008, we recognized an other-than-temporary impairment charge of $1.9 million related to our Verso common stock holdings. We deemed the impairment to be other-than-temporary as a result of Verso's filing for bankruptcy in April of 2008. This charge is included in other expense, net. Also included in other expense, net, in the year ended December 31, 2008, is a $0.8 million gain related to foreign currency translation. Included in other expense, net, in the year ended December 31, 2007, is a $0.5 million loss related to foreign currency rates.

Income Tax Expense

	Year Ended December 31,
	2008	2007
	(In millions)
Income tax expense	$0.2	$0.2

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which resulted in no material adjustment in the liability for unrecognized income tax positions.

        Income tax expense is primarily due to foreign income and withholding taxes incurred by foreign subsidiaries and additional accruals for uncertain tax positions, as discussed below.

        We conduct business globally and, as a result, we or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. We are no longer subject to IRS examinations for the years prior to 2004 although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the tax authorities if they either have been or will be used in the future. Similar tax law provisions may also apply for state and international tax purposes.

        We reached a settlement with the French Authorities regarding the audit for the years 2003-2004. The settlement of $0.2 million was finalized and paid in January 2008. As part of the settlement, we agreed to adjust its gross net operating loss carryforwards and related valuation allowances from $6.3 million to $1.6 million as of December 31, 2006. These gross net operating loss carryforwards had a full valuation allowance against them at December 31, 2007. Based upon the settlement there was no material impact to net income, accumulated deficit or net deferred taxes in any historic periods.

        For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of $310.6 million at December 31, 2008, a portion of which may be limited under

Internal Revenue Code Section 382 in future years. Unutilized carryforwards will begin to expire in 2009 if unutilized. We also had foreign net operating loss carryforwards of $18.8 million. As of December 31, 2008, we had approximately $6.1 million of tax credits in the U.S. that are composed of federal research and development tax credits and state and local credits. These unutilized credits will begin to expire in 2009 if unutilized. In addition, we had Canadian investment tax credits of approximately $5.1 million as of December 31, 2008. These credits will begin to expire in 2014 if unutilized.

        United States income taxes were not provided on cumulative undistributed earnings for certain non-U.S. subsidiaries of approximately $5.8 million. We intend to reinvest these earnings indefinitely in our operations outside the U.S.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Service revenues	$5.1	38.7%	$4.1	46.3%	24.4%
Product revenues	8.1	61.3	4.8	53.7	69.5%

Total revenues	$13.2	100.0%	$8.9	100.0%	48.6%

        We experienced growth in our revenues during the year ended December 31, 2007, as compared to the year ended December 31, 2006, as a result of increased demand for our MyCaller Ringback Platform and related services. This increase was due to expansion orders from existing customers, as our customers experienced growth in subscribers, and additional new customers through our indirect channel. We continued to see growth in this area through new and existing operator deployments around the world. Also, in the fourth quarter of 2007, we recognized $0.5 million related to our managed service offerings, which we introduced in 2007.

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Americas	$3.4	25.6%	$3.3	37.5%	1.3%
EMEA	7.2	54.8	5.4	60.9	33.9%
Asia	2.6	19.6	0.2	1.6	1,667.8%

Total revenues	$13.2	100.0%	$8.9	100.0%	48.6%

        For the year ended December 31, 2007, revenues derived from the Americas region increased slightly as compared to the year ended December 31, 2006, due to expansions orders from existing customers. For the year ended December 31, 2007, as compared to the year ended December 31, 2006, we experienced an increase in the revenues from the EMEA region due to the increase in demand for our products and services. Revenues attributable to the Asia market increased during the year ended December 31, 2007, as compared to the year ended December 31, 2006, due to growth in sales of our MyCaller Ringback Platform and related services through our indirect channel.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Cost of service revenues	$5.0	37.8%	$1.8	19.8%	184.7%
Cost of product revenues	5.2	39.5	3.8	43.3	35.6%

Cost of revenues	$10.2	77.3%	$5.6	63.1%	82.3%

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Revenues	$13.2	100.0%	$8.9	100.0%	48.6%
Cost of revenues	10.2	77.3	5.6	63.1	82.3%

Gross profit	$3.0	22.7%	$3.3	36.9%	(8.8)%

        We experienced a decrease in gross profit in the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily due to increased costs associated with investments in our professional and technical services delivery capabilities related to the cap-ex portion of our business.

Selling, General and Administrative

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Selling, general and administrative	$25.1	189.9%	$27.0	303.3%	(6.9)%

        Selling, general and administrative expenses decreased during the year ended December 31, 2007, compared to the year ended December 31, 2006. The decrease was primarily comprised of a $1.7 million decrease in personnel and related costs, including travel and related costs that resulted from the restructuring actions taken in the second half of 2006 and other personnel reductions.

Research and Development

	Year Ended December 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Research and development	$5.7	43.5%	$8.2	92.3%	(30.1)%

        Our research and development spending decreased during the year ended December 31, 2007 in comparison to the year ended December 31, 2006. This decrease was primarily attributable to a decrease in personnel and related costs as a result of the restructuring actions taken in the second half of 2006. Our research and development spending was directed to enhance our existing MyCaller Ringback Platform product line.

Restructuring and Other Related Charges

        There were no restructuring charges in 2007.

        In the fourth quarter of 2006, in order to further reduce operating costs, we eliminated 40 employee positions, which resulted in restructuring charges of $1.9 million. These charges primarily consisted of severance-related costs. In the fourth quarter of 2006, we also entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the "2006 sublease"). We exited this facility as of December 31, 2006 and recorded pre-tax restructuring charges of $1.4 million during the year ended December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, we updated our analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, we recorded additional pre-tax restructuring costs of approximately $0.9 million. The actions resulted in annual costs savings of approximately $2.6 million, which consists of $2.1 million of personnel related costs and $0.5 million of reduced facility related costs. The following table illustrates the components of the restructuring and other related charges incurred during the year ended December 31, 2006.

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

        The following table sets forth restructuring activity during the years ended December 31, 2006 and 2007:

	Employee Related	Facility Related	Fixed Asset Write-offs	Total
	(In thousands)
Restructuring accrual balance at December 31, 2005	$—	$916	$—	$916
Restructuring and other related charges	2,653	2,710	106	5,469
Cash payments	(1,862)	(702)	—	(2,564)
Reclassification of deferred rent	—	617	—	617
Write-off of property and equipment	—	—	(106)	(106)

Restructuring accrual balance at December 31, 2006	$791	$3,541	$—	$4,332
Cash payments	(711)	(866)	—	(1,577)
Adjustments	(80)	74	—	(6)

Restructuring accrual balance at December 31, 2007	$—	$2,749	$—	$2,749

        The facility related obligation is expected to be settled by May 2012.

Other Income (Expense), Net

	Year Ended December 31,
	2007	2006
	(In millions)
Interest income	$1.2	$1.7
Other	(0.7)	(0.8)

Total other income (expense), net	$0.5	$0.9

        The decrease in interest income for the year ended December 31, 2007, as compared with the year ended December 31, 2006, is attributable to a $2.1 million decrease in our cash, cash equivalents and marketable securities, as well as a decrease in interest rates. Included in other expense, net, in the years ended December 31, 2007 and 2006 are $0.5 million and $0.7 million, respectively, of loss related to foreign exchange.

Income Tax Expense

	Year Ended December 31,
	2007	2006
	(In millions)
Income tax expense	$0.2	$0.1

        Effective January 1, 2007, we adopted the provisions of FIN 48, which resulted in no material adjustment in the liability for unrecognized income tax benefits.

        Income tax expense is primarily due to foreign income and withholding taxes incurred by foreign subsidiaries, withholding taxes in certain jurisdictions, and additional accruals for uncertain tax positions, as discussed below.

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

        We reached a settlement with the French Authorities regarding the audit for the years 2003-2004. The settlement of $0.2 million was finalized and paid in January 2008. As part of the settlement, we agreed to adjust its gross net operating loss carryforwards and related valuation allowances from $6.3 million to $1.6 million as of December 31, 2006. These gross net operating loss carryforwards had a full valuation allowance against them at December 31, 2007 and December 31, 2006. Based upon the settlement there was no material impact to net income, accumulated deficit or net deferred taxes in any historic periods.

        For U.S. federal income tax purposes, we had net operating loss carryforwards available to reduce taxable income of $201.2 million at December 31, 2007. Of this amount, $21.1 million related to deductions from the exercise of stock options, of which $1.5 million is tracked separately and not included in our deferred tax asset in accordance with SFAS 123R. The future benefit from these deductions will be recorded as a credit to additional paid-in capital when realized. Under the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), Section 382, certain changes in our ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These carryforwards began to expire in 2008. We also had foreign net operating loss carryforwards of $20.5 million. As of December 31, 2007, we had approximately $6.5 million of tax credits in the U.S. that are composed of federal research and development tax credits and state and local credits. These credits would begin to expire in 2009 if unutilized. In addition, we had Canadian investment tax credits of approximately $5.0 million as of December 31, 2007. These credits begin to expire in 2014 if unutilized.

        United States income taxes were not provided on cumulative undistributed earnings for certain non-U.S. subsidiaries of approximately $4.5 million. We intend to reinvest these earnings indefinitely in our operations outside the U.S.

Liquidity and Capital Resources

	December 31,
	2008	2007
	(In millions)
Cash, cash equivalents and marketable securities	$19.3	$30.2
Working capital	$13.7	$32.0

        As of December 31, 2008, our liquid assets included cash of $19.3 million. We intend to use our cash for general corporate purposes, which includes working capital and capital expenditures. In connection with the sale of the NMS Communication Platforms business in the fourth quarter of 2008, we (i) received approximately $22.0 million in cash from Dialogic, net of deal costs, (ii) paid $2.8 million funded into an escrow account to support any indemnification claims, (iii) paid $0.4 million which is being be held in escrow to settle certain contingencies that may arise related to levels of working capital, and (iv) immediately subsequent to the consummation of the Asset Sale on December 5, 2008, entered into a Receivables Purchase Agreement with Dialogic to purchase $4.0 million of certain billed accounts receivables owned by Dialogic for $3.8 million in cash. Also, in connection with the sale of the NI Business in the fourth quarter of 2007, we received consideration of $0.9 million of cash and 5,374,033 shares of Verso common stock, for which we recognized an other-than-temporary impairment charge of $1.9 million during the three months ended March 31, 2008 as a result of Verso's filing for bankruptcy in April, 2008.

        On March 17, 2008, we, through one of our subsidiaries, acquired Groove Mobile for a total purchase price of $15.9 million, including cash consideration of $14.5 million, and total transaction costs and facility exit costs of approximately $1.4 million. In connection with the acquisition of Groove Mobile, we assumed short term debt of $0.5 million and, subsequent to the acquisition, repaid the obligation in March 2008.

        On May 6, 2008, we entered into a Loan and Security Agreement (the "Original Credit Facility") with Silicon Valley Bank ("SVB"), which permitted us to borrow up to $6.0 million in the form of revolving loan advances, including up to $6.0 million in the form of letters of credit, foreign exchange contracts, or cash management services. Under the Original Credit Facility, principal borrowings accrued interest at a floating per annum rate equal to SVB's prime rate. Loans under the Original Credit Facility were (i) collateralized by a security interest in substantially all our assets (other than certain intellectual property assets), and (ii) guaranteed by certain of our domestic subsidiaries, each of which entered into an unconditional guaranty agreement and a security agreement effective as of May 6, 2008 in favor of SVB.

        On June 30, 2008, we, together with our wholly-owned subsidiaries NMS Communications International Corporation and Groove Mobile, a wholly-owned subsidiary of LiveWire Mobile (later renamed LWM Corporation) (collectively, the "Borrowers"), entered into an Amended and Restated Loan and Security Agreement (the "Amended Credit Facility") with SVB, which permits the Borrowers to borrow up to 80% of $5.0 million in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus one percentage point. The Amended Credit Facility terminates on June 29, 2009. The Amended Credit Facility amends and restates in its entirety the Original Credit Facility.

        On November 6, 2008, we entered into a Second Loan Modification Agreement (the "Loan Modification Agreement") which amends the Amended and Restated Loan and Security Agreement with SVB dated June 30, 2008 (together with the Loan Modification Agreement, the "Amended Credit Facility"). The amount of the Amended Credit Facility was $6.25 million with borrowings of up to 80% in the form of advances based on a portion of eligible accounts receivable. Upon closing of the sale of the NMS Communications Platforms business, the amount of the Amended Credit Facility was reduced to $3.75 million, of which $3.0 million can be borrowed in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus two percentage points. As of December 31, 2008, we borrowed $2.6 million under the Amended Credit Facility.

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

        Amounts borrowed under the Amended Credit Facility are secured by a security interest in substantially all assets and intellectual property of the Borrowers. We intend to utilize the Amended Credit Facility as a source of capital for ongoing operations and working capital needs. We incurred approximately $0.2 million in deferred financing fees associated with the Original Credit Facility and the Amended Credit Facility. The deferred financing fees are capitalized as other current assets and are amortized on a straight-line basis over the term of the Amended Credit Facility.

        We believe that our available liquid assets, net proceeds from the sale of the our NMS Communications Platforms business and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for the next twelve months. Material risks to cash flow include lower than anticipated revenues and delayed cash receipts from sales of our services and products. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the ability of our business to generate enough cash to sustain our operations, the level of revenue we will be able to achieve in the future, the successful introduction of new services in the market and capital expenditures required to support our business. Long-term cash requirements for normal operating expenses are anticipated for the continued development and deployment of new services. In the future, we could require additional external financing through the sales of additional equity or debt, obtaining loans from financial institutions or other financing vehicles, or selling our core or non-core assets. There is no assurance that such financing can be obtained on favorable terms, if at all. As a result of expected payments of lease termination costs, restructuring costs, transaction costs associated with the sale of the NMS Communications Platforms business in 2008 and cash expected to be used in operations in 2009, we estimate our cash balances to be approximately $8.0 million in the fourth quarter of 2009, including anticipated receipt of escrow funds of $3.2 million relating to the sale of the NMS Communications Platforms business.

        Deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. There is also no assurance that if conditions deteriorate that our Amended Credit Facility will be available. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

        During 2008, there has been distress in the global economy and the market price of our common stock and our market capitalization has declined significantly. As a result, we performed an impairment test on our intangible assets and our annual test for impairment of our goodwill as of December 31, 2008. We incurred $11.0 million of charges related to the impairment of our goodwill and $11.6 million of charges related to the impairment of intangible assets and other long-lived assets.

Cash Flow

        Sources and uses of cash for the 2008, 2007 and 2006 years are summarized in the table below.

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Net cash provided by (used in) operating activities	$(15.2)	$0.1	$(5.5)
Net cash provided by (used in) investing activities	$12.5	$(5.2)	$1.4
Net cash provided by (used in) financing activities	$2.1	$0.2	$(22.4)

        The principal driver in the change in cash flows used in operations is net loss adjusted by certain non-cash items such as impairments, depreciation, amortization and stock-based compensation. Net loss increased by $28.9 million from a net loss of $9.3 million for the year ended December 31, 2007, to a net loss of $38.2 million for the year ended December 31, 2008. We recognized a net loss of $15.8 million in 2006. In the years ended December 31, 2008, 2007 and 2006, we incurred amortization expense of $3.8 million, $1.2 million and $1.2 million, respectively, as a result of the acquisition of Groove Mobile in March 2008 and Openera in February 2006. In addition, we recorded a gain on the disposal of our NMS Communications Platforms business, aggregating $16.3 million during the year ended December 31, 2008. This gain was offset by an impairment loss of approximately $22.6 million recorded as a result of an impairment of the value of our goodwill, intangibles and certain long-lived assets. On December 21, 2007, we sold our NI Business to Verso for consideration of $0.9 million and 5,374,033 shares of Verso common stock, which was valued at $1.8 million as of December 31, 2007. We recognized a gain of $1.6 million related to the transaction during the year ended December 31, 2007. During the first quarter of 2008, we recognized an other-than-temporary impairment charge of $1.9 million related to our Verso common stock holdings. We deemed the impairment to be other-than-temporary as a result of Verso's filing for bankruptcy in April of 2008. We also incurred stock-based compensation expense of $4.1 million (of which $0.4 million was paid in cash in December 2008), $5.1 million and $4.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include stock-based compensation expense of $1.9 million, $3.0 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to the restricted stock and common stock consideration used to purchase Openera in February 2006.

        Our cash flows from operating activities are also affected by changes in our operating assets and liabilities. As of December 31, 2008, 2007, and 2006, DSO from continued and discontinued operations, collectively, was 82 days, 57 days, and 49 days, respectively. DSO is significantly affected by the timing of customer shipments and invoicing. For our services, we generally invoice as delivered. For most of our products, we invoice at the time of shipment. For other products, we partially invoice our customers at the time of order receipt, with the remainder of the order being invoiced at certain milestones. Deferred revenues represent inventory in the channel, systems shipped to customers that are awaiting acceptance, or other deferred elements of a contract, maintenance and support services billed but not yet delivered and managed services where revenue is not yet recognized. For the year ended December 31, 2008, cash flows provided by accounts receivable and deferred revenue activity were $6.8 million and $1.1 million, respectively. These balances may vary based on timing of invoicing, cash receipts and timing of revenue recognition. We used cash of $6.8 million to pay accounts payables and accrued expenses during the year ended December 31, 2008, primarily related to the payout of vendors, payroll, and bonus and commissions earned during the fourth quarter of 2007. In addition, we paid $1.6 million for licensed technology we purchased in December 2007. The licensed technology was sold to Dialogic as part of the Asset Sale in December 2008.

        Our cash flows provided by investing activities were primarily driven by the proceeds received in connection with the sale of the NMS Communications Platforms business aggregating $22.0 million in net proceeds, and proceeds from the sales and maturities of our marketable securities of approximately $9.5 million during the year ended December 31, 2008. We utilized cash in the amount of $13.6 million related to the acquisition of Groove Mobile. In 2007 and 2006, our cash flows used in investing activities were primarily driven by the purchases of fixed assets and other long term assets and purchases and maturities of our marketable securities. On December 21, 2007, we sold our NI Business to Verso for consideration of $0.9 million and 5,374,033 shares of Verso common stock, which was valued at $1.8 million as of December 31, 2007.

        Our cash flows provided by financing activities were primarily driven by the $2.6 million in net proceeds obtained from our revolving line of credit. The cash flows used in financing activities included $0.5 million of debt we assumed and paid in connection with the Groove Mobile acquisition and $0.3 million paid related to our capital lease obligations. In 2006, as part of our board of director's plan to repurchase our common stock, we used $23.3 million to repurchase 7,888,985 shares of our common stock. The stock repurchase programs were completed in September 2006. In connection with the acquisition of Openera, we acquired debt of $0.7 million, which was repaid in 2006.

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

Contractual Obligations

        The following table details our future contractual payment obligations as of December 31, 2008:

	Payments due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Revolving line of credit	$2,610	$2,610	$—	$—	$—	$—
Operating lease obligations	7,523	2,345	3,789	1,389	—	—
Capital lease obligations	835	441	360	34	—	—
Purchase obligations	2,011	2,011	—	—	—	—
Lease termination obligations	3,157	2,043	1,114	—	—	—
Uncertain tax positions and related interest	1,116	—	—	—	—	1,116

Total contractual obligations	$17,252	$9,450	$5,263	$1,423	$—	$1,116

        Operating lease obligations do not include (i) estimated sublease income of $3.0 million, which is expected to be received over the next five years or (ii) $0.2 million of estimated payments from Dialogic, Inc. related to space to be occupied in accordance with a Transition Services Agreement signed on December 5, 2008 in conjunction with the sale of the NMS Communications Platforms business.

        Lease termination obligations relate to a Lease Termination Agreement we entered into on December 30, 2008 with our landlord and exited the space at 100 Crossing Boulevard by December 31, 2008. The Lease Termination Agreement requires cash termination payments in 2009 totaling $2.0 million, cash termination payments in 2010 of $1.0 million, and cash termination payments in 2011 of $0.1 million. The Lease Termination Agreement resulted in annual cost savings of approximately $2.6 million through May 2012.

        Purchase obligations are open purchase orders defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to hardware components, software licenses and services, and equipment rental and maintenance services. The amounts are based on our contractual commitments.

        As of December 31, 2008, and included in the purchase obligations total in the table above, we had a $0.8 million purchase commitment with our contract manufacturer, Arrow Electronics, for the purchase of ringback platform components. This commitment was reduced by agreement in January 2009 to $0.3 million and paid in February 2009.

        As of December 31, 2008, we recorded a liability related to uncertain tax positions of $1.0 million and related interest of $0.1 million. In January 2008, we paid $0.2 million of taxes and interest related to an uncertain tax position recorded in 2007. We are unable to reasonably estimate the timing of the remainder of uncertain tax positions and related interest in individual years beyond twelve months due to uncertainties in the timing of the effective settlements of tax positions.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February, 2008, the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157 " ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 had no material impact on our financial statements upon adoption and for the year ended December 31, 2008. We are currently evaluating the potential impact of adoption of FSP FAS 157-2 and have not yet determined the impact, if any, that its adoption will have on our results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows as we elected not to apply SFAS 159 to any assets or liabilities.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The impact that SFAS 141R and SFAS 160 will have on our results of operations or financial condition will depend on whether we complete acquisitions in the future.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

        We maintain business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with billings and operating expenses of our foreign operations. The majority of our orders are billed in U.S. Dollars; however, we do accept orders and bill in currencies other than U.S. Dollars. We regularly monitor the level of non-U.S. Dollar accounts receivable balances to determine if any actions should be taken to minimize the impact of fluctuating exchange rates on our results of operations. Our exposure to foreign currency exchange risk also relates to the re-measurement of our intercompany balances. The balances are re-measured at each reporting period at the current foreign exchange rates. We do not believe that a 10% change in the foreign currency exchange rates would have a material adverse impact on our financial position or results of operations.

Interest Rate Sensitivity

        We had cash and cash equivalents of $19.3 million at December 31, 2008. The cash and cash equivalents are held for working capital and capital expenditures. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in cash and other low-risk securities, including money market funds, certificates of deposit and U.S. government and agency bonds. The risk associated with fluctuating interest rates is limited to this portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

        Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank line of credit. The interest rate on our existing line of credit is variable and based on the U.S. prime rate, plus 2%. As of December 31, 2008, we had $2.6 million of borrowings under this facility. We do not believe a 10% change in the U.S. prime rate would have a material impact on our financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LiveWire Mobile, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of LiveWire Mobile, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 31, 2009

LiveWire Mobile, Inc.
Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$19,261	$20,179
Marketable securities	—	9,993
Accounts receivable, net of allowance for doubtful accounts of $96 and $113, respectively	3,245	13,762
Receivables under purchase agreement	2,575	—
Inventories	718	2,720
Cash in escrow	3,240	—
Prepaid expenses and other assets	1,771	3,414

Total current assets	30,810	50,068

Property and equipment, net	1,060	5,096
Goodwill	—	5,427
Other intangible assets, net	—	4,185
Other assets, net	558	2,964

Total assets	$32,428	$67,740

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,217	$6,846
Accrued expenses and other liabilities	3,641	6,843
Accrued restructuring, current portion	4,454	938
Capital lease obligations, current portion	388	—
Revolving line of credit	2,610	—
Deferred revenue	2,832	3,414

Total current liabilities	$17,142	18,041

Accrued restructuring, long term portion	2,764	1,811
Other long-term liabilities	740	714
Capital lease obligations, long term portion	360	—
Accrued warranty expense, long term portion	—	171

Total liabilities	$21,006	20,737

Commitments and contingencies (note 16)
Stockholders' equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at December 31, 2008 and 2007, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized at December 31, 2008 and 2007, respectively; 52,991,435 shares issued and 45,941,700 shares outstanding at December 31, 2008 and 52,991,435 shares issued and 45,642,905 outstanding at December 31, 2007	530	530
Additional paid-in capital	436,509	433,423
Accumulated deficit	(400,971)	(362,821)
Accumulated other comprehensive loss	(3,797)	(2,396)
Treasury stock, at cost, 7,049,735 shares at December 31, 2008 and 7,348,530 shares at December 31, 2007	(20,849)	(21,733)

Total stockholders' equity	11,422	47,003

Total liabilities and stockholders' equity	$32,428	$67,740

The accompanying notes are an integral part of the consolidated financial statements.

LiveWire Mobile, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands except for per share data)
Service revenues	$10,238	$5,122	$4,116
Product revenues	5,378	8,101	4,780

Total revenues	15,616	13,223	8,896
Cost of service revenues	8,963	5,000	1,756
Cost of product revenues	2,514	5,225	3,853

Total cost of revenues	11,477	10,225	5,609

Gross profit	4,139	2,998	3,287
Operating expenses:
Selling, general and administrative	24,525	25,108	26,979
Research and development	7,455	5,746	8,215
Restructuring and other related charges	7,871	—	5,469
Impairment of intangibles and other long-lived assets	11,616	—	—
Impairment of goodwill	11,048	—	—

Total operating expenses	62,515	30,854	40,663

Operating loss	(58,376)	(27,856)	(37,376)
Other income (expense):
Interest income	223	1,213	1,730
Interest expense	(374)	—	—
Other	(1,201)	(669)	(786)

Other (expense) income, net	(1,352)	544	944

Loss from continuing operations before income taxes	(59,728)	(27,312)	(36,432)
Income tax expense	208	161	91

Loss from continuing operations	(59,936)	(27,473)	(36,523)

Income from discontinued operations (net of income tax provision of $634, $61, and $147, respectively)	5,506	16,532	20,772
Gain on disposal of discontinued operations (net of income tax expense of $0 and $6, respectively)	16,280	1,631	—

Net loss	$(38,150)	$(9,310)	$(15,751)

Loss from continuing operations per common share—basic and diluted	$(1.32)	$(0.63)	$(0.75)

Net loss per common share—basic and diluted	$(0.84)	$(0.21)	$(0.33)

Shares used in net loss per common share—basic	45,395	43,953	48,467

Shares used in net loss per common share—diluted	45,395	43,953	48,467

The accompanying notes are an integral part of the consolidated financial statements.

LiveWire Mobile, Inc.
Consolidated Statements of Stockholders' Equity

						Treasury stock
	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Accumulated deficit			Amount (at cost)	Total stockholders' equity	Comprehensive income (loss)
(In thousands)	Shares	Amount				Shares
Balance, December 31, 2005	48,412	$484	$414,939	$(337,760)	$(3,568)	—	$—	$74,095	$3,704

Exercise of common stock options	534	5	518			(275)	812	1,335
Issuance of common stock under employee purchase plan	67	1	141			(64)	190	332
Repurchase of common stock						7,889	(23,332)	(23,332)
Issuance of common stock and restricted stock under Openera acquisition	3,978	40	7,774					7,814
Issuance of vested common stock options under Openera acquisition			577					577
Stock based compensation expense			4,768					4,768
Change in market value of securities available for sale					15			15	15
Foreign currency translation adjustment					791			791	791
Net loss				(15,751)				(15,751)	(15,751)

Balance, December 31, 2006	52,991	$530	$428,717	$(353,511)	$(2,762)	7,550	$(22,330)	$50,644	$(14,945)

Exercise of common stock options			(291)			(114)	339	48
Issuance of common stock under employee purchase plan			(131)			(87)	258	127
Stock based compensation expense			5,128					5,128
Change in market value of securities available for sale					(53)			(53)	(53)
Foreign currency translation adjustment					419			419	419
Net loss				(9,310)				(9,310)	(9,310)

Balance, December 31, 2007	52,991	$530	$433,423	$(362,821)	$(2,396)	7,349	$(21,733)	$47,003	$(8,944)

Exercise of common stock options			(520)			(248)	734	214
Issuance of common stock under employee purchase plan			(111)			(50)	150	39
Stock based compensation expense			3,097					3,097
Acceleration of options			620					620
Change in market value of securities available for sale					50			50
Foreign currency translation adjustment					(1,451)			(1,451)	(1,451)
Net loss				(38,150)				(38,150)	(38,150)

Balance, December 31, 2008	52,991	$530	$436,509	$(400,971)	$(3,797)	7,051	$(20,849)	$11,422	$(39,601)

The accompanying notes are an integral part of the consolidated financial statements.

LiveWire Mobile, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flow from operating activities:
Net loss	$(38,150)	$(9,310)	$(15,751)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of property and equipment	2,557	2,848	2,832
Gain on disposal of discontinued operations	(16,280)	(1,631)	—
Other-than-temporary impairment loss on marketable securities	1,881	—	—
Amortization of managed services assets	718	170	—
Impairment of intangibles and other long-lived assets	11,616	—	—
Impairment of goodwill	11,048	—	—
Amortization of intangible assets	3,796	1,168	1,218
Amortization (accretion) of marketable securities	(58)	29	(484)
Stock-based compensation expense	3,717	5,128	4,768
Loss on disposal of property and equipment	1,982	94	367
Foreign exchange translation loss (gain)	(791)	343	433
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,763	(492)	4,218
Inventories	(624)	737	(805)
Prepaid expenses and other assets	(2,025)	(121)	907
Accounts payable	(3,005)	3,118	(1,170)
Accrued expenses and other liabilities	(3,840)	427	(5,573)
Accrued restructuring	4,472	(1,583)	3,416
Deferred revenue	1,064	(848)	171

Cash (used in) provided by operating activities	(15,159)	77	(5,453)

Cash flow from investing activities:
Purchases of property and equipment	(1,078)	(1,714)	(2,864)
Purchases of managed services assets	(403)	(1,662)	(224)
Purchases of licenses	(148)	(1,571)	—
Purchases of marketable securities	(1,340)	(9,805)	(23,580)
Proceeds from the maturity of marketable securities	1,920	8,750	28,000
Proceeds from sales of marketable securities	7,585	—	—
Purchase of accounts receivable under purchase agreement	(3,816)	—	—
Proceeds from the collection of purchased accounts receivable under purchase agreement	1,412	—	—
Proceeds from sale of the business, net	21,966	850	—
Acquisition of business, net of cash acquired	(13,632)	—	42

Cash provided by (used in) investing activities	12,466	(5,152)	1,374

Cash flow from financing activities:
Repayment of debt	(531)	—	(715)
Payment of capital lease obligations	(255)	—	—
Repurchase of common stock	—	—	(23,332)
Proceeds from revolving line of credit, net	2,610	—	—
Proceeds from issuance of common stock	252	175	1,667

Cash (used in) provided by financing activities	2,076	175	(22,380)

Effect of exchange rate changes on cash	(301)	(97)	423

Net decrease in cash and cash equivalents	(918)	(4,997)	(26,036)

Cash and cash equivalents, beginning of year	20,179	25,176	51,212

Cash and cash equivalents, end of year	$19,261	$20,179	$25,176

Supplemental cash flow information:
Reclassification of inventory to property and equipment	$—	$246	$—
Capital leases	$545	$—	$—
Interest paid	$138	$—	$—
Taxes paid	$609	$598	$276
Acquisition of Openera:
Fair value of assets acquired, net of cash acquired	$—	$—	$11,485
Fair value of liabilities acquired	$—	$—	$2,775
Receipt of Verso common stock from sale of NI Business	$—	$1,881	$—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1—Summary of Significant Accounting Policies

Business Description

        LiveWire Mobile, Inc. (the "Company") is a provider of managed personalization services for mobile operators and mobile subscribers. The Company's offerings infuse personalization capabilities into traditional mobile communications that are easy to use for mobile subscribers and generate revenue for mobile operators. The Company's integrated managed service offerings include ringback tones, ringtones, full track downloads and other applications, as well as dedicated content and service marketing, integrated storefront management and merchandising. The Company sells these offerings as a managed service to mobile operators who then offer these services to their customers as a la carte purchases and through monthly subscriptions. Mobile operators brand and offer the Company's services to increase subscriptions and subscriber content consumption, and grow average revenue per user ("ARPU") and reduce subscriber turnover. The Company also sells its MyCaller ringback platform as a bundled product and service offering (including installation, maintenance and support, professional services, and training), which the Company refers to as a "cap-ex" arrangement. The Company sells its services and products primarily through its direct sales force as well as through channel partners.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. All amounts disclosed in the notes to the consolidated financial statements relating to the consolidated statements of operations are presented on a continuing operations basis.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates related to the allowance for doubtful accounts and sales returns, write-down of excess and obsolete inventories to the lower of cost or market value, the realizability of goodwill and other long-lived assets, income taxes, restructuring and other related charges, and accounting for acquisitions and dispositions. Management establishes these estimates based on historical experience and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation

        Assets and liabilities of the Company's subsidiaries operating outside the United States, which operate in a functional currency other than U.S. Dollars, are translated into U.S. Dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net. The foreign currency translation gain or loss generated by the re-measurement of our long term intercompany debt at each reporting period is recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, since the Company expects those loans to be permanently reinvested.

Revenue Recognition

        The Company derives its revenue from two sources: (i) services, including managed services, maintenance and support services, professional services, and (ii) sales of products, including hardware and software licenses. Managed services consist of supplying, outsourcing and/or maintaining systems for the benefit of customers. These systems may be Company-owned pursuant to a managed services arrangement or customer-owned. Maintenance and support services consist of on-site support, telephone and on-line support, and training. Professional services projects may consist of multiple elements including hardware and/or software installation, configuration, integration and customization services provided to customers. The Company sells its services and products through its direct sales force and through channel partners. For products that are not software or software related, we recognize revenue pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. When the software is more than incidental and is essential to the functionality of the hardware, the Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"), and related interpretations. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is considered probable. For all sales, the Company uses a binding contract and/or a purchase order as evidence of an arrangement with the customer or channel partner. Sales to the Company's channel partners are evidenced by a master agreement governing the relationship, together with binding purchase orders for individual transactions. The Company considers delivery to occur when it ships the product, so long as title and risk of loss have passed to the customer. At the time of a transaction, the Company assesses whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If the Company determines the fee is not fixed or determinable, the Company recognizes revenue when the fee is fixed. The Company assesses if collection is probable based on a number of factors, including past transaction history and the creditworthiness of the customer. If the Company determines that collection is not probable, the Company does not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash or when payments become due.

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

        When an arrangement involves multiple elements, such as hardware and software products that are more than incidental, maintenance and/or professional services, the Company allocates the entire sale price to each respective element based on vendor specific objective evidence ("VSOE") of fair value for each undelivered element. When arrangements contain multiple elements and VSOE of fair value only exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method in accordance with the provisions of the AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by VSOE of fair value, be deferred and subsequently recognized when delivered. The Company establishes VSOE of fair value for undelivered elements based on either substantial renewal rates of maintenance and support agreements, the price the Company charges when the same element is sold separately, or the price established by management who have the relevant authority to set prices for an element not yet sold separately. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, the Company defers revenue for the delivered and undelivered elements until VSOE of fair value exists for all undelivered elements or all elements have been delivered.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48 Revenue Recognition when Right of Return Exists ("SFAS 48"), for the NMS Communications Platforms business, the Company recognized revenue upon shipment of products to its stocking distributors, net of estimated returns. The Company offered quarterly return rights to a limited number of channel partners that allow the channel partner to exchange a percentage of its inventory based on its prior purchases. The Company provided for these return rights each quarter in an amount equal to estimated returns.

        When selling to resellers and distributors of the NMS Communications Platforms business, the Company defers revenue until collection was deemed probable. When revenue was deferred, if reliable reporting from the reseller or distributor existed, the Company recognized revenue when the reseller or distributor sold the product to an end-user ("sell-through"). Where reliable reporting didn't exist, revenue was recognized upon the Company's receipt of payment, or in limited circumstances, upon receipt of a letter of credit or similar arrangement.

        Services revenue is primarily comprised of managed services, professional services, and maintenance and support services. The Company provides managed services under long term arrangements, typically two to three years. The arrangements may contain provisions requiring customer acceptance of the set-up activities, including installation and implementation activities, prior to the commencement of the ongoing services arrangement. The Company recognizes revenue as the subscription services or download transactions are performed, or as and when reported by a customer if its reporting is used. The Company recognizes revenue from professional services as the services are performed. Maintenance and support services, which are typically sold separately from products, consist of on-site support, bug-fixes, telephone and on-line support and training. The Company defers maintenance and support services revenue, whether sold separately or as part of a multiple element arrangement, and recognizes it ratably over the term of the maintenance contract, generally twelve months.

        When there are shipping and handling fees, the Company invoices customers for such fees. The Company recognizes the invoiced amounts as revenue and the related costs as a cost of revenue.

Capitalization of Managed Services Costs

        The Company may capitalize certain costs associated with the set-up activities of a managed services arrangement. These costs represent incremental external costs or internal costs that are directly related to the set-up, enhancement or expansion of certain managed services offerings. The types of costs that are capitalized may include labor and related fringe benefits, subcontractor costs, consulting costs, travel costs, inventory costs and third party product costs. The Company begins to capitalize costs in the period when there is existence of an arrangement. Managed services arrangements may also require the procurement of equipment, development of internally developed software and consulting services related to system enhancements and expansions. These related costs are also capitalized. The Company amortizes these capitalized costs upon acceptance or commercial launch of the initial set-up, enhancement or expansion over the expected relationship period or the expected economic useful life, as appropriate, using the straight-line method. Expenses incurred to maintain and sustain the service delivery after the initial setup, enhancement or expansion of a managed service arrangement are expensed as incurred. The Company evaluates the lives and realizability of the capitalized costs on a periodic basis or when events or circumstances indicate that its carrying amount may not be recoverable.

        In the event indications exist that capitalized managed service cost balances may be impaired, undiscounted estimated cash flows of the contract or series of contracts are projected over the remaining term, and compared to the unamortized managed services cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the fair value in the period such determination is made. The primary indicator used to determine when impairment testing should be performed is when a material contract is materially underperforming, or is expected to materially underperform in the future, as compared to the financial model that was developed as part of the original proposal process and subsequent annual budgets, or in the event of non-renewal or loss of a major managed service customer.

        In accordance with SFAS 144, the Company evaluated the carrying value of these long-lived assets in December, 2008, when it was deemed a triggering event occurred in its impairment test of goodwill. SFAS 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2008, the Company believed such conditions existed related to specific long-lived assets that it believed had no third party liquidation value, including managed service assets. The Company assessed the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company projected estimated enterprise-level flows based on expected future revenues. The Company performed a discounted cash flow analysis using a risk-adjusted discount rate of 30% based on its projected losses, early operating stage, and broader market risks in the current economic environment. Given the fair value of the Company's enterprise value as compared to the fair value of its tangible assets to its enterprise value, the Company determined that the intangible assets have no fair value and were fully impaired as of December 31, 2008. As a result, the Company recorded an impairment charge of $2.0 million, including $1.1 million of managed service assets, $0.8 million of property, plant and equipment and $0.1 million of other long-lived assets.

Capitalization of Software Development Costs

        The Company capitalizes software development costs incurred after a product's technological feasibility has been established and before it is available for general release to customers. Amortization of capitalized software costs is computed on an individual product basis and is the greater of, a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or, b) the straight-line method over the estimated economic life of the product. Costs qualifying for capitalization have been immaterial for all periods presented and, accordingly, have not been capitalized.

Cash Equivalents

        Cash equivalents include short-term, liquid investments with remaining maturities of three months or less at date of purchase.

Accounts Receivable

        The Company's accounts receivable balances are comprised of trade receivables. The Company has recorded receivables associated with product and services that have been delivered but not yet accepted.

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

Receivables Purchase Agreement

        On December 5, 2008, subsequent to the consummation of the Asset Sale, the Company entered into a Receivables Purchase Agreement with Dialogic to purchase $4.0 million of certain billed accounts receivable owned by Dialogic for $3.8 million in cash. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Financial Assets and Extinguishments of Liabilities ("SFAS 140"), the arrangement was accounted for as a sale of financial assets. SFAS 140 states the transferee shall recognize all assets obtained and any liabilities incurred at fair value.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), upon execution of the agreement, the Company recorded the purchase of receivables at the fair value equal to the purchase price of $3.8 million. The Company expects these receivables to be collected by June 30, 2009.

Investments

        The Company classifies all of its investments in marketable securities as available-for-sale securities. These securities are stated at market value, with unrealized gains and losses reflected in other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and other-than-temporary impairment on marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities. The Company periodically evaluates the carrying value of its investments for other-than-temporary impairment. During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment of $1.9 million related to Verso common stock. As of December 31, 2008, the Company had no investments.

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

Intangible and Other Long-Lived Assets

        In accordance with SFAS 144, the Company performed an assessment as of December 31, 2008, and determined that a triggering event had occurred. The continued marked decline of the Company's common stock during the fourth quarter of 2008 (a 75% decline during the fourth quarter of 2008), along with an anticipated impairment of goodwill, were indicators that the carrying value of our long-lived assets might not be recoverable. The Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For LiveWire Mobile, Inc. this asset grouping is at the reporting unit level and consists of acquired technology and customer relationships (which were recorded as a result of the acquisitions of Groove Mobile and Openera), property and equipment, managed service assets, and long term deposits on leased space. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. The Company assessed the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets. The carrying value of the reporting unit, including goodwill (prior to the goodwill impairment charge described below), was greater than the undiscounted cash flows, indicating an impairment. The Company performed step two of the impairment test and determined there was a full impairment of our intangible assets and a partial impairment of the property and equipment and deposits, reducing those assets to their fair value. The fair value was determined based on the price that a willing buyer would pay in an orderly liquidation of those assets. As a result, we recorded an impairment charge of $9.6 million related to the intangible assets and $2.0 million related to other long-lived assets, including managed service assets of $1.1 million, property and equipment of $0.8 million and other long-lived assets of $0.1 million. The Company also reassessed the depreciation method and remaining depreciation period for the property and equipment, and determined that no changes to the depreciation period or method were necessary.

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

Goodwill

        The Company performed its annual impairment assessment of goodwill at December 31, 2008. The Company's assessment for impairment was conducted in accordance with FAS 142, which required us to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. The Company estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered the Company's market capitalization adjusted for a control premium. These valuation techniques require significant judgments by management, including estimates and assumptions about the Company's projected future operating results, discount rates, and long-term growth rates. The Company's forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends. In addition, the Company considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct our business.

        Step one of the impairment assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of the impairment analysis, the Company compared the implied fair value of goodwill to its carrying value. The implied fair value of goodwill was determined to be zero. Consequently, the Company determined that goodwill was fully impaired resulting in an impairment charge of $11.0 million for the year ended December 31, 2008.

Discontinued Operations

        On December 5, 2008, the Company sold its NMS Communications Platforms business to Dialogic. On December 21, 2007, the Company sold its NI Business to Verso. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the operating results of the NMS Communication Platforms business and the NI Business have been reclassified as discontinued operations in the consolidated statements of operations and related disclosures in the notes to the consolidated financial statements for all historical reporting periods.

        The NMS Communications Platforms business had revenues of $48.3 million, $69.2 million and $87.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Income from the discontinued operations was $5.9 million (net of income tax provision of $0.6 million), $18.9 million (net of income tax provision of $0.1 million) and $28.4 million (net of income tax provision of $0.1 million) for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, we recorded a gain on the sale of the transaction of $16.3 million (net of income tax provision of zero).

        In the fourth quarter of 2007, the Company sold its NI Business and certain assets and liabilities of the NI Business to Verso and recognized a $1.6 million gain (net of income tax expense of $6,000) for the year ended December 31, 2007. The NI Business had revenues of $5.4 million and $3.6 million for the years ended December 31, 2007 and 2006, respectively. Loss from the discontinued operations was $0.4 million (net tax effect of zero), $2.4 million (net of income tax benefit of $0.1 million) and $7.7 million (net of income tax benefit of $0.1 million) for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and Development

        Research and development expenses consist primarily of salaries, personnel expenses and prototype fees related to the design, development, testing and enhancement of the Company's services and products. All research and development costs are expensed as incurred.

Financial Instruments

        The Company's financial instruments include cash, marketable securities, accounts receivable, purchased receivables, debt and accounts payable. The fair value of marketable securities, accounts receivable, purchased receivables and accounts payable are equal to their carrying value at December 31, 2008 and 2007. Debt is recorded at its face value. The fair value of the revolving line of credit borrowings at December 31, 2008 was $2.6 million.

Restructuring and Other Related Charges and Accrued Restructuring

        The Company continually evaluates its staffing levels to meet its business objectives and its strategies to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers' Accounting for Post-employment Benefits, ("SFAS 112"). The provisions of SFAS 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of benefits such as health and life insurance.

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

        On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company had no adjustments to retained earnings as a result of the implementation of FIN 48. The Company has established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States because the Company believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required the tax benefit of the remaining net deferred tax assets would be recognized in the future. As of December 31, 2008 and December 31, 2007, the Company had accrued $1.0 million and $0.6 million for uncertain tax positions, respectively, all of which will impact the Company's effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next twelve months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this annual report on Form 10-K, an estimate of the range of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying consolidated statements of operations. At December 31, 2008 and December 31, 2007, the Company had $0.1 million and $0.1 million, respectively, of accrued interest expense related to uncertain tax positions, which is recorded as a component of tax expense. For the years ended December 31, 2008, 2007 and 2006 the Company recorded $44,000, $41,000 and $29,000, respectively, of interest expense and penalties.

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

        The Company reached a settlement with the French Authorities regarding the audit for the years 2003-2004. The settlement of $0.2 million was finalized and paid in January 2008. This amount was accrued for as of December 31, 2007. As part of the settlement, the Company agreed to adjust its gross net operating loss carryforwards and related valuation allowances from $6.3 million to $1.6 million as of December 31, 2006. These gross net operating loss carryforwards had a full valuation allowance against them at December 31, 2007. Based upon the settlement there was no material impact to net income, accumulated deficit or net deferred taxes in any historical periods.

Stock Option and Stock Purchase Plans

        Effective January 1, 2006, the Company implemented the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") and related interpretations. (See Note 2 of Notes to the Consolidated Financial Statements). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing SFAS 123R, and began recognizing compensation expense for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expense for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the provisions of SFAS 123R. Stock-based compensation related to any unvested awards granted prior to January 1, 2006 is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of the Company's stock-based awards, less estimated forfeitures, is amortized over the awards' vesting periods on a straight-line basis.

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

Stock Option Acceleration

        As a result of the sale of the NMS Communications Platforms business, the Company accelerated options to purchase 747,966 shares of its common stock. The acceleration occurred as a result of certain employees having a change of control clause in their stock option or related agreements. Accordingly, the unvested portion of the related stock option grants was accelerated and the Company recognized expenses totaling $0.6 million during the year ended December 31, 2008.

Stock Option Modification

        During the year ended December 31, 2008, the Company canceled 300,000 shares of restricted stock that was granted to an executive of the Company in 2007, in exchange for a bonus payout contingent upon a change in control of the Company. Pursuant to FAS 123R, the Company considers a modification of the terms or conditions of an existing equity award as an exchange of the original award for a new award. The Company determined that the original equity based award was modified to a liability-based award due to the nature of the bonus arrangement. Accordingly, upon change of control of the Company in December 2008 in connection with the sale of the NMS Communications Platforms business to Dialogic, the Company recorded a stock compensation liability in the amount of $0.4 million and expensed the amount of unrecognized compensation expense to date. The difference between the original fair value of the restricted stock award and the actual amount paid was recognized as stock compensation expense. The Company paid the stock compensation liability of $0.4 million in December 2008.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures regarding fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February, 2008, the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157 " ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. Effective January 1, 2008, the

Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 (see Note 19, Fair Value Measurements, to the consolidated financial statements for additional information). The adoption of SFAS 157 had no material impact on our financial statements upon adoption. The Company is currently evaluating the potential impact of adoption of FSP FAS 157-2 and has not yet determined the impact, if any, that its adoption will have on the Company's results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2008, did not have a material impact on the Company's financial position, results of operations or cash flows as we elected not to apply SFAS 159 to any assets or liabilities.

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

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which means the Company will adopt FSP 142-3 in its fiscal year 2009. FSP 142-3 amends the factors that should be considered in developing renewal of extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset under SFAS 141R and other U.S. GAAP. The Company is currently evaluating the impact, if any, of the adoption of FSP 142-3 on its financial position, results of operations or cash flows.

2—Stock-Based Compensation

        The following table presents stock-based compensation expense, inclusive of expense associated with discontinued operations, by the type of award and the effect of recording stock-based compensation expense in the Company's consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 under SFAS 123R:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Stock-based compensation expense by type of award:
Stock options	$1,682	$2,063	$2,144
Restricted stock and options	2,420	3,031	2,548
Employee stock purchase plan	15	34	102

Total stock-based compensation expense	$4,117	$5,128	$4,794

Effect of stock-based compensation on income by line item:
Cost of revenues	$79	$150	$98
Selling, general and administrative	2,786	4,261	4,171
Research and development	97	103	104
Restructuring	236	—	—
Transaction costs	44	—	—
Discontinued operations	875	614	421

Total stock-based compensation expense	$4,117	$5,128	$4,794

        The Company estimates the fair value of each equity award (i.e. stock options, restricted stock and options, and stock related to the employee stock purchase plan) using the Black-Scholes pricing model. This valuation model uses the exercise price of the award and the following significant assumptions: the expected term of the award, the expected volatility of the Company's common stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation method and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's equity awards on respective grant dates during the years ended December 31, 2008, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        Assumptions used to determine the fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006, using a Black-Scholes valuation model were:

Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006
Expected term(1)	3.1 to 5.0 years	3.3 to 4.2 years	3.3 to 3.5 years
Expected common stock price volatility(2)	61 to 97%	61 to 71%	69 to 73%
Risk-free interest rate(3)	1.4 to 3.2%	2.4 to 5.0%	4.4 to 5.2%
Expected annual dividend yield	—	—	—

(1)
The expected term of options granted during the years ended December 31, 2008 and 2007 were determined based on our historical stock option exercise experience. The expected term for options granted during the year ended December 31, 2006 was estimated based on the midpoint between the vesting date and the end of the contractual term, known as the "simplified method" as described by SAB No. 107.

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

        Stock-based compensation expense related to the Purchase Plan (as defined below) was determined using the Black-Scholes valuation model. The compensation expense is recorded over the period in which the awards are earned. During the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense based on actual shares, less a forfeiture rate and an estimate of actual shares to be issued under the Company's Employee Stock Purchase Plan in the second fiscal quarter of 2008 and 2007, respectively.

Stock Option Acceleration

        As a result of the sale of the Communications Platforms business, the Company accelerated options to purchase 747,966 shares of its common stock. The acceleration occurred as a result of certain employees having a change of control clause in their stock option or related agreements. Accordingly, the unvested portion of the related stock option grants was accelerated and the Company recognized expenses totaling $0.6 million during the year ended December 31, 2008.

Stock Option Modification

        During the year ended December 31, 2008, the Company canceled 300,000 shares of restricted stock that were granted to an executive of the Company in 2007, in exchange for a bonus payout contingent upon a change in control of the Company. Pursuant to FAS 123R, the Company considers a modification of the terms or conditions of an equity award as an exchange of the original award for a new award. The Company determined that the original equity based award was modified to a liability-based award due to the nature of the bonus arrangement. Accordingly, upon change of control of the Company in December 2008, the Company recorded a stock compensation liability in the amount of $0.4 million and expensed the amount of unrecognized compensation expense to date. The difference between the original fair value of the restricted stock award and the actual amount paid was recognized stock compensation expense. The Company paid the stock compensation liability of $0.4 million to the executive in December 2008.

Stock Incentive Plans

        The Company has stock option and stock purchase plans authorizing various types of stock option awards that may be granted to officers, directors and employees. The following is a summary of all of the plans of the Company:

1993 Stock Option Plan

        In October 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan permits both incentive and non-statutory options to be granted to employees, directors and consultants. Options granted under the 1993 Plan generally vest over four years. The terms of options granted under the 1993 Plan do not exceed ten years. In March 1998, the Board of Directors adopted, and in April 1998 the Company's stockholders approved, (i) an increase in the number of shares available under the 1993 Plan from 3,000,000 to 3,800,000 and (ii) a requirement that the exercise price of options granted under the 1993 Plan be at least equal to the fair market value of the Company's common stock on the date of grant. In March 2000, the Board of Directors superseded the 1993 Plan with the Company's 2000 Equity Incentive Plan (the "2000 Plan") and no further grants under the 1993 Plan will be made. Options granted previously under the 1993 Plan will continue to be governed by the terms of the 1993 Plan. As of December 31, 2008, there were 254,000 options outstanding under the 1993 Plan. The outstanding options under the 1993 Plan were fully vested as of December 31, 2008. As of December 31, 2008, 254,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1993 Plan.

1993 Non-Employee Directors Stock Option Plan

        In October 1993, the Company's Board of Directors adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan") which provides for the purchase of up to 240,000 shares of common stock pursuant to the grant of non-statutory stock options to directors who are not employees of the Company. Options granted under the Directors Plan generally vest over four years. The terms of options granted under the Directors Plan do not exceed ten years. In March 1996 the Board of Directors adopted, and in May 1996 the Company's stockholders approved, (i) an increase in the number of shares for which options shall be granted to newly elected non-employee directors from 20,000 to 30,000 and (ii) an increase in the number of shares for which options shall be granted annually to incumbent non-employee directors from 4,000 to 10,000. In March 1999, the Board of Directors adopted, and in April 1999 the Company's stockholders approved, an increase in the number of shares available under the Directors Plan from 240,000 to 480,000 shares. The exercise price of the options may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. In March 2000, the Board of Directors superseded the Directors Plan with the 2000 Equity Incentive Plan and no further grants under the Directors Plan will be made. As of December 31, 2008, there were 10,000 options outstanding under the Directors Plan. The outstanding options under the Directors Plan were fully vested as of December 31, 2008. Options granted previously under the Directors Plan will continue to be governed by the terms of the Directors Plan. As of December 31, 2008, 10,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the Directors Plan.

1995 Non-Statutory Stock Option Plan

        In October 1995, the Company's Board of Directors adopted the 1995 Non-Statutory Stock Option Plan (the "1995 Plan"). The 1995 Plan expired in October 2005. The exercise price of options outstanding under the 1995 Plan is not less than 100% of the fair market value of the Company's common stock on the date of grant. Options outstanding under the 1995 Plan generally vest over two years. The terms of options granted under the 1995 Plan do not exceed ten years. As of December 31, 2008, there were 387,548 options outstanding under the 1995 Plan. As of December 31, 2008, there were 387,548 options vested under the 1995 Plan. As of December 31, 2008, 387,548 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1995 Plan.

2000 Equity Incentive Plan

        In March 2000, the Company's Board of Directors adopted, and in April 2000 the Company's stockholders approved, the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options and stock appreciation rights to employees and non-statutory stock options, stock bonuses, rights to purchase restricted stock and other awards based on the Company's common stock (collectively, "Stock Awards") to employees, non-employee directors and consultants. On April 28, 2005, the Company's stockholders approved amendments to the 2000 Plan to (i) increase the number of shares which may be issued under the 2000 Plan by 2,050,000 shares, (ii) eliminate the Company's ability to grant non-statutory stock options at an exercise price less than fair market value of the Company's common stock on the date of grant and (iii) amend certain other terms and conditions of the 2000 Plan. The aggregate number of shares which may be issued under the 2000 Plan, as amended, is 7,050,000 plus any shares of the Company's common stock covered by options granted under the 1993 Plan and the Directors Plan (both of which are superseded by the 2000 Plan) which are forfeited, expire or are canceled. The exercise price of options granted pursuant to the 2000 Plan may not be less than the fair market value of the Company's common stock on the date of grant. Options granted under the 2000 Plan generally vest over two years except that, options granted to new hires generally vest over three years. The terms of options granted under the 2000 Plan do not exceed ten years. The terms of options granted during 2007 do not exceed 7 years. As of December 31, 2008, there were 7,317,315 options outstanding under the 2000 Plan. As of December 31, 2008, there were 5,019,215 options vested under the 2000 Plan. As of December 31, 2008, 7,738,057 shares of common stock have been reserved for issuance upon the exercise of stock options under the 2000 Plan.

2003 Employee Stock Purchase Plan

        In March 2003, the Board of Directors adopted, and in April 2003 the Company's stockholders approved, the 2003 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits employees and officers of the Company to participate in periodic plan offerings, in which payroll deductions may be used to purchase shares of common stock. The purchase price is 85% of the lower of the fair market value at the date the offering commences or terminates. In May 2006, the Board of Directors adopted the Indian Supplement to the Purchase Plan. As a result, the Company allocated 150,000 shares from the Purchase Plan to be used for the Indian Supplement. The Company has reserved a total of 750,000 shares for the Purchase Plan. The Company issued 50,428 shares under the Purchase Plan during the year ended December 31, 2008. As of December 31, 2008, 96,913 shares of common stock have been reserved for issuance upon the exercise of stock options under the Purchase Plan. This plan was cancelled in the fourth quarter of 2008.

2005 Openera Plan

        In connection with the acquisition of Openera Technologies, Inc. ("Openera") on February 24, 2006, the Company assumed the Openera 2005 Equity Incentive Plan (the "Openera Plan"). The Openera Plan provides for the grant of incentive stock options to employees and non-statutory stock options to employees, non-employee directors and advisors and consultants. A total of 762,065 shares may be issued under the Openera Plan. The exercise price of incentive stock options granted pursuant to the Openera Plan may not be less than the fair market value of the company's common stock on the date of grant. Options granted under the Openera Plan generally vest over two years except that, options granted to new hires generally vest over three years. The terms of options granted under the Openera Plan do not exceed ten years. The terms of options granted during 2008 do not exceed five years. As of December 31, 2008, there were 209,993 options outstanding under the Openera Plan. As of December 31, 2008, there were 209,993 options vested under the Openera Plan. As of December 31, 2008, 331,266 shares of common stock have been reserved for issuance upon the exercise of stock options under the Openera Plan.

2006 India Stock Option Plan

        In May 2006, the Company's Board of Directors adopted the 2006 India Stock Option Plan (the "2006 India Plan"). The 2006 India Plan provides for the grant of non-statutory stock options to purchase shares of the Company's common stock to India residents, non-executive office employees of, and consultants to, the Company or any of its subsidiaries. A total of 600,000 options may be issued under the 2006 India Plan. Options granted under the 2006 India Plan generally vest over two years except that, options granted to new hires generally vest over three years. The terms of options granted under the 2006 India Plan do not exceed five years. As of December 31, 2008, there were 37,693 options outstanding under the 2006 India Plan. As of December 31, 2008, there were 37,693 options vested under the 2006 India Plan. As of December 31, 2008, 40,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the 2006 India Plan.

        As of December 31, 2008, a total of 8,857,784 shares of common stock have been reserved for issuance upon the exercise of stock options. As of December 31, 2008, a total of 544,322 shares of common stock have been reserved for grants of stock options under the Company's stock option plans and a total of 96,913 shares of common stock have been reserved for grants of stock options under the Purchase Plan.

        The following table summarizes the Company's stock option activity for the years ended December 31, 2008, 2007 and 2006. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In years)	(In thousands)
Balance at January 1, 2006	7,679,308	$4.90
Granted	3,467,476	2.55	$1.43
Exercised	(808,922)	1.64			$1,745
Forfeited and cancelled	(2,276,295)	5.44

Balance at December 31, 2006	8,061,567	$4.06

Exercisable and vested at December 31, 2006	4,642,062	$5.07			$475

Balance at January 1, 2007	8,061,567	$4.06
Granted	2,332,812	1.39	$0.93
Exercised	(114,605)	0.42			$148
Forfeited and cancelled	(2,021,953)	4.98

Balance at December 31, 2007	8,257,821	$3.13

Exercisable and vested at December 31, 2007	5,031,394	$4.11			$241

Balance at January 1, 2008	8,257,821	$3.13
Granted	2,656,900	0.88	$0.34
Exercised	(248,367)	0.86			$129
Forfeited and cancelled	(2,449,805)	3.38

Balance at December 31, 2008	8,216,549	$2.40

Exercisable and vested at December 31, 2008	5,918,449	$3.02		2.3	$7

Options expected to vest at December 31, 2008	2,298,100	$0.80		4.6	$8

        During the years ended December 31, 2008, 2007 and 2006, the Company granted options to purchase 2,656,900, 2,032,812 and 3,098,301 shares, respectively, of its common stock with exercise prices equal to the fair market value of the Company's common stock on the grant date.

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

        At December 31, 2008, unrecognized compensation expense related to non-vested stock options, net of estimated forfeitures, was $0.6 million, which is expected to be recognized over a weighted average period of 0.9 years.

        The following table summarizes the activity associated with the unvested restricted shares of common stock for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
	Restricted Shares	Weighted Average Exercise Price	Restricted Shares	Weighted Average Exercise Price	Restricted Shares	Weighted Average Exercise Price
Non-vested restricted shares at beginning of period	1,480,922	$3.48	2,384,299	$3.48	—	$—
Issued in connection with the acquisition of Openera	—	—	—	—	2,386,511	3.48
Vested	(1,480,922)	3.48	(795,504)	3.48	—	—
Repurchased	—	—	(107,873)	3.48
Forfeited	—	—	—	—	(2,212)	3.48

Non-vested restricted shares at end of period	—	$3.48	1,480,922	$3.48	2,384,299	$3.48

        The weighted-average grant-date fair value was equal to the weighted average exercise prices in the disclosed amounts in the table above. The fair values of restricted shares vested during the years ended December 31, 2008 and 2007 were $5.2 million and $2.8 million, respectively. There was no vesting of the restricted shares presented in the table above during the year ended December 31, 2006.

        At December 31, 2008, there were no non-vested restricted shares and no unrecognized compensation expense relating to non-vested restricted shares.

3—Income (Loss) per Common Share

        The following table provides the computations of basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands except per share data)
Numerator:
Loss from continuing operations	$(59,936)	$(27,473)	$(36,523)
Income from discontinued operations (net of income tax expense of $634, $61 and $147, respectively)	5,506	16,532	20,772
Gain on disposal of discontinued operations, (net income tax expense of $0 and $6)	16,280	1,631	—

Net loss	$(38,150)	$(9,310)	$(15,751)

Denominator:
Shares used in net income (loss) from continuing operations per common share—basic and diluted	45,395	43,953	48,467

Net income (loss) per common share—basic and diluted
Continuing operations	$(1.32)	(0.63)	(0.75)
Discontinued operations	0.48	0.42	0.42

Net loss per common share—basic and diluted	$(0.84)	(0.21)	(0.33)

        All of the Company's outstanding options and unvested restricted stock were anti-dilutive for the years ended December 31, 2008, 2007 and 2006 due to the net loss position of the Company.

4—Acquisitions

  Groove Mobile

        On March 17, 2008, the Company's wholly-owned subsidiary, LiveWire Mobile, Inc., later renamed LWM Corporation, acquired Groove Mobile, Inc., a Delaware corporation, ("Groove Mobile"), whose operations were based in Bedford, Massachusetts, for a total purchase price of $15.9 million, including total transaction costs and facility exit costs of approximately $1.4 million. Groove Mobile was a leading provider of mobile solutions for mobile operators and record labels. Groove Mobile had 12 global mobile operator customers including Sprint, 3 UK and Bell Mobility, as well as, relationships with the major music labels including EMI, Sony BMG, Universal Music Group and Warner Music Group.

        In connection with the acquisition of Groove Mobile, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. In the first quarter of 2008, the Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

        The acquisition of Groove Mobile was accounted for as a purchase business combination. Accordingly, the results of the operations of Groove Mobile were included with those of the Company for periods subsequent to the date of the acquisition. The Company has allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on March 17, 2008. During 2008, Groove Mobile was allocated to the Company's single reporting segment, LiveWire Mobile.

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

	Year Ended December 31,
	2008	2007
	(In thousands, except per share data)
Revenue	$16,620	$20,549
Loss from continuing operations	$(64,120)	$(38,139)
Loss from continuing operations per common share—basic and diluted	$(1.40)	$(0.87)

Openera

        Effective February 24, 2006 (the "effective date"), the Company acquired Openera, with operations based primarily in Bangalore, India, for a total purchase price of $11.5 million, including transaction costs of approximately $0.4 million and liabilities assumed of $2.8 million. Openera developed mobile application handset solutions for converged mobile networks.

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

5—Goodwill and Other Intangible Assets

        The Company recorded goodwill and other intangible assets as a result of the acquisitions of Groove Mobile in March 2008 and Openera in February 2006. The following table sets forth the change in the carrying amount of goodwill for the year ended December 31, 2008:

	Year Ended December 31,
	2008	2007
	(In thousands)
Goodwill at beginning of period	$5,427	$5,469
Additions to goodwill	5,747	—
Impairment of goodwill	(11,048)	—
Effect of foreign exchange	(126)	(42)

Goodwill at end of period	$—	$5,427

        The Company performed its annual impairment assessment of goodwill at December 31, 2008. The Company's assessment for impairment was conducted in accordance with FAS 142, which required us to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. The Company estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered the Company's market capitalization adjusted for a control premium. These valuation techniques require significant judgments by management, including estimates and assumptions about the Company's projected future operating results, discount rates, and long-term growth rates. The Company's forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends. In addition, the Company considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct our business.

        Step one of the impairment assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of the impairment analysis, the Company compared the implied fair value of goodwill to its carrying value. The implied fair value of goodwill was determined to be zero. Consequently, the Company determined that goodwill was fully impaired resulting in an impairment charge of $11.0 million for the year ended December 31, 2008.

        In accordance with SFAS 144, the Company performed an assessment as of December 31, 2008, and determined that a triggering event had occurred. The continued market decline of the Company's common stock during the fourth quarter of 2008 (a 75% decline during the fourth quarter of 2008), along with an anticipated impairment of goodwill, were indicators that the carrying value of our long-lived assets might not be recoverable. The Company performed its assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For LiveWire Mobile, Inc. this asset grouping is at the reporting unit level and consists of acquired technology and customer relationships (which were recorded as a result of the acquisitions of Groove Mobile and Openera), property and equipment, managed service assets, and long term deposits on leased space. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. The Company assessed the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets. The carrying value of the reporting unit, including goodwill (prior to the goodwill impairment charge described below), was greater than the undiscounted cash flows, indicating an impairment. The Company performed step two of the impairment test and determined there was a full impairment of our intangible assets and a partial impairment of the property and equipment and deposits, reducing those assets to their fair value. The fair value was determined based on the price that a willing buyer would pay in an orderly liquidation of those assets. As a result, we recorded an impairment charge of $9.6 million related to the intangible assets and $2.0 million related to other long-lived assets, including managed service assets of $1.1 million, property and equipment of $0.8 million and other long-lived assets of $0.1 million. The Company also reassessed the depreciation method and remaining depreciation period for the property and equipment, and determined that no changes to the depreciation period or method were necessary.

        As of December 31, 2008, the Company's other intangible assets had a zero balance.

        The components of other intangible assets are as follows as of December 31, 2007:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)		(In thousands)
Other intangible assets:
Core technology	1.8 - 4.8	$4,000	$(2,176)	$1,824
Customer relationships	6.8	1,000	(210)	790
Licenses	5	1,571	—	1,571

Other intangible assets		$6,571	$(2,386)	$4,185

        The following table presents amortization expense of the acquired intangible assets for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
(In thousands)	2008	2007
Cost of revenues	$2,977	$1,058
Selling, general and administrative	500	110

Total amortization expense of intangible assets	$3,477	$1,168

        As of December 31, 2008, there is no expected remaining amortization of the acquired intangible assets.

        During 2008, goodwill and intangible assets were allocated to our single reporting segment, LiveWire Mobile.

6—Restructuring and Other Related Charges

        In the fourth quarter of 2008, the Company committed to several cost reduction plans focused on streamlining its operations and the elimination of certain fixed costs. The Company eliminated 27 employee positions, primarily in its LiveWire Mobile business, to better position it to improve operating margins in response to adverse market conditions experienced by the Company in 2008. This action resulted in restructuring charges of $0.5 million, consisting primarily of employee severance-related costs. In association with the sale of its NMS Communications Platforms business to Dialogic and in an effort to improve operating margins by eliminating business roles and functions which are not necessary for the go-forward business, the Company eliminated 20 employee positions which resulted in restructuring charges of $2.1 million consisting primarily of employee severance-related costs.

        Also in connection with the sale of its NMS Communications Platforms business, the Company pursued an exit plan to reduce the Company's costs under a lease agreement for its office space at 100 Crossing Boulevard located in Framingham, Massachusetts. On December 30, 2008, the Company entered into a Lease Termination Agreement with its landlord and exited the space at 100 Crossing Boulevard by December 31, 2008. As a result, the Company recorded additional restructuring charges of $3.6 million related to 100 Crossing Boulevard including $2.4 million of lease termination expenses and associated facility-related costs, $0.9 million of leasehold improvements write-off costs and $0.3 million of broker fees. The Lease Termination Agreement requires cash termination payments in 2009 totaling $2.0 million, cash termination payments in 2010 of $1.0 million, and cash termination payments in 2011 of $0.1 million. The Lease Termination Agreement resulted in annual cost savings of approximately $2.6 million through May 2012. The Company also recorded a facility-related restructuring charge of $0.1 million related to its London office.

        During the fourth quarter of 2008, the Company updated its analysis of the restructuring costs recorded in the first quarter of 2008 in connection with a restructuring event for an exit plan to vacate the Groove Mobile corporate headquarters. As a result, the Company recorded additional restructuring costs of approximately $0.1 million relating to additional real estate tax and operating costs.

        In the third quarter of 2008, in order to further reduce operating costs, the Company eliminated one employee position which resulted in restructuring charges of $39,000.

        In the second quarter of 2008, the Company recorded a restructuring charge of $1.0 million. Of this amount, $0.4 million related to exited office space located at its former headquarters at 100 Crossing Boulevard in Framingham, Massachusetts. The Company consolidated its use of office space subsequent to the LiveWire Mobile business's relocation of its operations to Littleton, Massachusetts in May 2008. The Company also recorded a facility-related restructuring charge of $0.1 million related to consolidation of its France office. In connection with the facility exit activities, the Company wrote down $0.5 million of fixed assets associated with the exited space, primarily consisting of leasehold improvements.

        In the first quarter of 2008, in order to reduce operating costs, the Company eliminated nine employee positions in anticipation of synergies associated with the acquisition of Groove Mobile, which resulted in restructuring charges of $0.4 million, all of which was employee severance-related costs. In connection with the acquisition of Groove Mobile, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. The Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

        There were no restructuring charges in 2007.

        In the fourth quarter of 2006, in order to further reduce operating costs, the Company eliminated 40 employee positions, which resulted in restructuring charges of $1.9 million. These charges primarily consisted of severance-related costs. In the fourth quarter of 2006, the Company also entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by the Company as supplementary conference, training and corporate office space (the "2006 sublease"). The Company exited this facility as of December 31, 2006 and recorded pre-tax restructuring charges of $1.4 million during the year ended December 31, 2006. In 2001 and 2002, the Company recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, the Company updated its analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $0.9 million. The actions resulted in annual costs savings of approximately $2.6 million, which consists of $2.1 million of personnel related costs and $0.5 million of reduced facility related costs.

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

        The following table sets forth activity during the years ended December 31, 2006, 2007 and 2008, related to restructuring and other action taken:

	Employee Related	Facility Related	Fixed Asset Write-offs	Other	Total
	(In thousands)
Restructuring accrual balance at December 31, 2005	$—	$916	$—	$—	$916
Restructuring and other related charges	2,653	2,710	106	—	5,469
Cash payments	(1,862)	(702)	—	—	(2,564)
Reclassification of deferred rent	—	617	—	—	617
Write-off of property and equipment	—	—	(106)	—	(106)

Restructuring accrual balance at December 31, 2006	$791	$3,541	$—	$—	$4,332
Cash payments	(711)	(866)	—	—	(1,577)
Adjustments	(80)	74	—	—	(6)

Restructuring accrual balance at December 31, 2007	$—	$2,749	$—	$—	$2,749
Restructuring and other related charges	2,898	3,332	1,398	243	7,871
Restructuring for a business combination	—	311	—	—	311
Cash payments	(1,251)	(1,533)	—	—	(2,784)
Non-cash adjustment	—	—	—	(243)	(243)
Write-off of property and equipment	—	—	(1,398)	—	(1,398)
Accretion of deferred rent	—	47	—	—	47
Reclassification of deferred rent	—	665	—	—	665

Restructuring accrual balance at December 31, 2008	$1,647	$5,571	$—	$—	$7,218

        Facilities and employee related restructuring charges are expected to be settled by May 2012 and June 2009, respectively.

        At December 31, 2008, the restructuring activities were allocated to the Company's single reporting segment, LiveWire Mobile.

7—Business and Credit Concentration

        At December 31, 2008, two customers—Ericsson AB, and Sprint Nextel Corporation—represented 39% and 26%, respectively, of the Company's outstanding accounts receivable balance. At December 31, 2007, two customers—Ericsson AB, and Jabil Circuit, Inc.—represented 14% and 11%, respectively, of the Company's outstanding accounts receivable balance.

        During 2008, three customers—Ericsson AB, Samsung, and Sprint Nextel Corporation—represented 24%, 18%, and 17%, respectively, of the Company's total revenues. During 2007, three customers—Ericsson AB, Leap Wireless International Inc., and Acision—represented 59%, 22%, and 17%, respectively of the Company's total revenues. During 2006, three customers—Ericsson AB, Acision and Nokia Corporation—represented 72%, 13% and 13%, respectively, of the Company's total revenues.

8—Marketable Securities

        The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. As of December 31, 2008, the Company's marketable securities had a zero balance.

        The Company's marketable securities consisted of the following at December 31, 2007:

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Money market mutual funds	$5,826	$—	$—	$5,826
Certificate of deposit	2,702	1	(1)	$2,702
U.S. government and agency bonds	6,560	5	(1)	6,564
Verso common stock	1,881	—	(54)	1,827

	$16,969	$6	$(56)	$16,919
Included in cash and cash equivalents	6,926	—	—	6,926

Marketable securities	$10,043	$6	$(56)	$9,993

        During the year ended December 31, 2008, the Company sold $7.6 million of short-term marketable securities. As a result, the Company recognized $39,000 of gross realized gains and no gross realized losses for the year ended December 31, 2008. There were no gross realized gains or losses from the sale of securities for the year ended December 31, 2007 and 2006.

        During the Company's review of its marketable securities portfolio in the first quarter of 2008, the Company determined that the decline in the value of its investment in Verso common stock, issued to the Company in connection with the sale of the NI Business, was other-than-temporary as a result of Verso's filing for bankruptcy in April 2008. As a result, the Company recorded a $1.9 million impairment charge in the first quarter of 2008, resulting in a zero cost basis of the investment.

        At December 31, 2007, all marketable securities, with the exception of the Verso common stock were due to mature within one year.

9—Inventories

        Inventories were comprised of the following:

	December 31, 2008	December 31, 2007
	(In thousands)
Raw materials	$—	$1,522
Work in process	—	—
Finished goods	1,040	3,236
Inventory at customer sites	347	654

	$1,387	$5,412
Write-down of inventory to lower of cost or market value	(669)	(2,692)

Total inventory	$718	$2,720

        Inventory at customer sites represents products that have not yet been accepted by the customer.

10—Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Computer equipment	$3,233	$20,546
Computer software	—	10,939
Furniture and fixtures	—	3,100
Machinery and equipment	—	2,594
Leasehold improvements	—	5,952
Software in process	—	28

Property and equipment, gross	3,233	43,159
Less accumulated depreciation	(2,173)	(38,063)

Property and equipment, net	$1,060	$5,096

        Included in the table above, as of December 31, 2008, the Company had $1.0 million, gross, of computer equipment, including $0.5 million acquired from Groove Mobile as described in Note 4, under capital leases. Related accumulated depreciation totaled $0.3 million at December 31, 2008. There were no capital leases as of December 31, 2007.

        Depreciation expense related to property and equipment was $1.5 million, $0.5 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        As discussed in note 5 above, in accordance with SFAS 144, the Company recorded an impairment charge of $0.8 million of property, plant and equipment during the year ended December 31, 2008.

11—Income Taxes

        The domestic and foreign components of income (loss) from continuing operations before income taxes as shown in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Domestic	$(60,689)	$(27,991)	$(37,055)
Foreign	961	679	623

	$(59,728)	$(27,312)	$(36,432)

        The domestic and foreign components of income tax expense related to continuing operations as shown in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current income tax expense (benefit):
Federal	$—	$—	$—
State	4	—	—
Foreign	248	196	91

	252	196	91

Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(44)	(35)	—

Total income tax provision	$208	$161	$91

        The total income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Continuing operations	$208	$161	$91
Discontinued operations	634	61	147

Total income tax provision	$842	$222	$238

        Significant components of the Company's deferred tax assets (liabilities) as of December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$126,595	$84,276
Research and development tax credit carryforwards	10,506	10,468
Capital loss carryforwards	342	3,040
Inventories	393	543
Fixed assets	—	855
Intangible assets	17,063	48,030
Accrued expenses	3,804	2,651
Acquisition costs	310	298
Other	2,766	1,387

	$161,779	$151,548
Acquired intangible assets	—	(1,007)
Fixed assets	(1,237)	(643)

Less: valuation allowance:	(160,411)	(149,844)

Net deferred taxes	$131	$54

        For United States federal income tax purposes, we have net operating loss carryforwards available to reduce taxable income of $310.6 million at December 31, 2008. Of this amount, $21.1 million relates to deductions from the exercise of stock options, of which $1.6 million is tracked separately and not included in the Company's deferred tax assets in accordance with FAS 123(R). The future benefit from these deductions will be recorded as additional paid in capital when realized. Under the provisions of the Internal Code Section 382, certain changes in the Company's ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These unutilized carryforwards begin to expire in 2009 if unutilized. The Company also had foreign net operating loss carryforwards of $18.8 million. As of December 31, 2008, the Company had $6.1 million of tax credits in the United States that are comprised of federal research and development tax credits and state and local credits. These unutilized credits begin to expire in 2009. In addition, the Company had Canadian investment tax credits of approximately $5.1 million. These credits begin to expire in 2014 if unutilized.

        The Company has established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States, because the Company believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. During fiscal 2008, the deferred tax valuation allowance increased by $10.6 million, primarily as a result of the Company's current year net operating loss position, increase to its tax credit carry-forwards and the write-off of its deferred tax liabilities associated with acquired intangibles.

        As a result of a tax law change in India, the Company can no longer avail itself to the Indian Tax Holiday. Openera India, instead, must avail itself to a minimum tax, and a related minimum tax credit. The Company's Indian Tax Holiday will expire in 2009. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future. Approximately $7.5 million of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which, if realized, will be allocated to additional paid in capital.

        For each of the years ended December 31, 2008, 2007 and 2006, our United States Federal statutory tax rate was 34% and our effective tax rate was (0.3)%, (0.6)% and (0.2)%, respectively, from continuing operations. Our effective tax rate varies from our statutory tax rate for the years ended December 31, 2008, 2007 and 2006 principally due to the following:

	Year Ended December 31,
	2008	2007	2006
Computed expected tax expense at U.S. federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax expense (benefit)	1.6	10.0	1.2
Tax rate and tax law differential of foreign operations	0.1	—	0.2
Change in valuation allowance	(21.3)	(44.1)	(35.4)
Foreign loss disallowance	—	—	—
Non-deductible goodwill	(14.0)	—	—
Other	(0.7)	(0.5)	(0.2)

Effective tax rate	(0.3)%	(0.6)%	(0.2)%

        At December 31, 2008, United States income taxes were not provided on permanently undistributed earnings for certain non-U.S. subsidiaries of approximately $5.8 million. The Company will reinvest these earnings indefinitely in its operations outside the United States.

        Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

        Income tax expense is primarily due to foreign income taxes incurred by foreign subsidiaries and additional accruals for uncertain tax positions, as discussed below.

        We conduct business globally and, as a result, we or one of more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination for years before 2000. We are no longer subject to IRS examination for the years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by tax authorities if they either have been or will be used in the future. Similar tax law provisions may also apply for state and international tax purposes.

        The Company reached a settlement with the French Authorities regarding the audit for the years 2003-2004. The settlement of $0.2 million was finalized and paid in January 2008. This amount was accrued for as of December 31, 2007. As part of the settlement, the Company agreed to adjust its gross net operating loss carryforwards and related valuation allowances from $6.3 million to $1.6 million as of December 31, 2006. These gross net operating loss carryforwards had a full valuation allowance against them at December 31, 2007. Based upon the settlement there was no material impact to net income, accumulated deficit or net deferred taxes in any historical periods.

        A reconciliation of the beginning and ending amount of unrecognized tax expense is as follows:

	Year Ended December 31,
	2008	2007
	(In millions)
Beginning balance, upon adoption as of January 1, 2008	$0.6	$0.4
Additions:
Tax positions for current year	0.2	—
Tax positions for prior years	0.4	0.2
Reductions:
Tax positions for current year	—	—
Tax positions for prior years	—	—
Settlements of prior year positions	(0.2)	—

Ending balance	$1.0	$0.6

        As of December 31, 2008, the Company had accrued $1.0 million for uncertain tax positions, all of which will impact the Company's effective tax rate when recognized. The $1.0 million of unrecognized tax expense represents tax positions for which the ultimate deductibility is highly uncertain. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next twelve months. As of the filing date of this annual report on Form 10-K, an estimate of the range that will reverse in the next twelve months of reasonably possible outcomes cannot be made.

        The Company recognizes interest and penalties related to income taxes as a component of the provision for income taxes on the consolidated statement of operations. During the year ended December 31, 2008, the Company recognized $44,000 in interest and penalties. As of December 31, 2008, the amount accrued for the payment of interest and penalties was $0.1 million.

12—Accrued Expenses and Other Liabilities

        Components of accrued expenses and other liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued compensation and related expenses	$1,603	$2,198
Deferred rent	148	657
Other liabilities	1,890	3,988

	$3,641	$6,843

13—Indebtedness

Revolving Line of Credit

        On May 6, 2008, the Company entered into a Loan and Security Agreement (the "Original Credit Facility") with Silicon Valley Bank ("SVB"), which permitted the Company to borrow up to $6.0 million in the form of revolving loan advances, including up to $6.0 million in the form of letters of credit, foreign exchange contracts, or cash management services. Under the Original Credit Facility, principal borrowings accrued interest at a floating per annum rate equal to SVB's prime rate. Loans under the Original Credit Facility were (i) collateralized by a security interest in substantially all assets of the Company (other than certain intellectual property assets), and (ii) guaranteed by certain domestic subsidiaries of the Company, each of which entered into an unconditional guaranty agreement and a security agreement effective as of May 6, 2008 in favor of SVB.

        On June 30, 2008, the Company, together with its wholly-owned subsidiaries NMS Communications International Corporation, LiveWire Mobile (later renamed LWM Corporation) and Groove Mobile, a wholly-owned subsidiary of LiveWire Mobile (collectively, the "Borrowers"), entered into an Amended and Restated Loan and Security Agreement (the "Amended Credit Facility") with SVB, which permits the Borrowers to borrow up to 80% of $5.0 million in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus one percentage point. The Amended Credit Facility terminates on June 29, 2009. The Amended Credit Facility amends and restates in its entirety the Original Credit Facility.

        On November 6, 2008, the Company entered into a Second Loan Modification Agreement (the "Loan Modification Agreement") which amends the Amended and Restated Loan and Security Agreement with SVB dated June 30, 2008 (together with the Loan Modification Agreement, the "Amended Credit Facility"). The amount of the Amended Credit Facility was $6.25 million with borrowings of up to 80% in the form of advances based on a portion of eligible accounts receivable. Upon closing of the sale of the NMS Communications Platforms business, the amount of the Amended Credit Facility was reduced to $3.75 million, of which $3.0 million can be borrowed in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus two percentage points.

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

        Amounts borrowed under the Amended Credit Facility are secured by a security interest in substantially all of the assets and intellectual property of the Borrowers (other than certain intellectual property assets). The Borrowers intend to utilize the Amended Credit Facility as a source of capital for ongoing operations and working capital needs. The Company incurred approximately $0.2 million in deferred financing fees associated with the Original Credit Facility and the Amended Credit Facility. The deferred financing fees are capitalized as other current assets and are amortized on a straight-line basis over the term of the Amended Credit Facility.

        As of December 31, 2008, the Company had borrowed $2.6 million under the Amended Credit Facility. During the year ended December 31, 2008, the weighted average interest rate on the outstanding balance of borrowings under our line of credit of $2.6 million at December 31, 2008 was 8.3%.

14—Employee Retirement Plan

        The Company has established an employee retirement plan under Section 401(k) of the Internal Revenue Code (the "401(k) plan") covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) plan provides for the Company to make contributions to the 401(k) plan in amounts at the discretion of management. For the year ending December 31, 2008, the Company matched contributions each pay period at 50% of the employee's contributions up to 6% of employee's compensation, not to exceed the federal limit of $15,500 per calendar year. The employer contribution for the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $0.3 million and $0.5 million, respectively. Beginning in February 2009, the Company ceased making matching contributions to the 401(k) plan.

15—Equity

Stock Repurchase Program

        During 2001, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its outstanding common stock for an aggregate purchase price not to exceed $5.0 million. As of December 31, 2006, the Company had repurchased 915,000 shares for an aggregate purchase price of $4.7 million.

        In July, 2006, the Company's Board of Directors authorized the repurchase of up to $20,000,000 of the Company's common stock by March 31, 2007 (the "July Program"). The July Program superseded the stock repurchase program previously authorized by the Board of Directors in April, 2006, for the repurchase of up to 1,100,000 shares of the Company's common stock by December 31, 2006 (the "April Program"). All repurchases under the July Program and the April Program were made in open-market transactions. As of December 31, 2006 the Company had repurchased 7,613,773 shares of its outstanding common stock for an aggregate purchase price of $22.5 million, which included $0.2 million of broker fees. The Company made no repurchases during 2007 or 2008.

Other Stock Repurchases

        In May, 2006, the Company repurchased 275,212 shares of the Company's common stock in a private negotiated transaction for $0.8 million from an entity that had acquired those shares at fair value in connection with the Company's acquisition of Openera. This transaction was not pursuant to the publicly announced stock repurchase program described above.

        During 2008 and 2007, in conjunction with the exercise of stock options and issuance of stock under the employee stock purchase plan, the Company issued 298,795 and 201,722 treasury shares, respectively.

Preferred Stock

        Under its restated certificate of incorporation, the Company has authorized 3,000,000 shares of preferred stock, par value $0.05 per share. As of December 31, 2008 and 2007, the Company had no shares of preferred stock issued and outstanding. In connection with its stockholder rights plan, 15,000 of such shares have been designated "Series A Junior Preferred Stock", none of which is issued and outstanding. The Company's board of directors has the authority to issue preferred stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series or the designation of such class or series, without any further action by the stockholders.

Stockholders Rights Plan

        The Company's Board of Directors adopted a Stockholders Rights Plan ("the Rights Plan") on December 23, 1998, under which a dividend of one Common Stock Purchase Right (each a "Right") was declared for and attached to each outstanding share of the Company's Common Stock, $0.01 par value per share ("Common Stock") held by stockholders of record as of January 4, 1999. The Rights Plan was amended on April 22, 1999. Shares of Common Stock issued after December 23, 1998 also contain such Rights. The Rights become exercisable following the tenth day after a person or group (a) acquires beneficial ownership of 15% or more of the Company's outstanding shares of Common Stock; or (b) announces a tender or exchange offer or exchange offer, the consummation of which would result in ownership by a person or group of 30% or more of the Company's Common Stock (an "Acquiring Person"). The plan entitles Right holders to purchase a one-one thousandth of a share of the Company's Series A Junior Preferred Stock for $60 (the "Purchase Price"). Under some circumstances, the Plan entitles Right holders (other than an Acquiring Person) to purchase Common Stock having a value equal to two times the Purchase Price of the Right for the Purchase Price, once the Rights become exercisable. Under some circumstances, the Board of Directors of the Company may exchange the Rights at an exchange rate of one Share of Common Stock per Right. Rights are redeemable at the Company's option for $0.01 per Right at any time after the acquisition of 15% or more of the Company's Common Stock. The Rights expired on December 23, 2008 and were not renewed or replaced.

16—Commitments and Contingencies

        The following table details our future contractual payment obligations.

	Payments due by Period
(In Thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	All Other
Revolving line of credit	$2,610	$2,610	$—	$—	$—	$—
Operating lease obligations	7,523	2,345	3,789	1,389	—	—
Capital lease obligations	835	441	360	34	—	—
Purchase obligations	2,011	2,011	—	—	—	—
Lease termination obligations	3,157	2,043	1,114	—	—	—
Uncertain tax positions and related interest	1,116	—	—	—	—	1,116

Total contractual obligations	$17,252	$9,450	$5,263	$1,423	$—	$1,116

Operating Leases

        The Company leases its current corporate office headquarters facilities under non-cancelable leases extending to June 30, 2013. The Company occupies other facilities, which serve as development or technical support offices in North America, and India, under leases that expire within the next year. The Company also has future obligations relating to our previous training and conference space at 200 Crossing Boulevard in Framingham, Massachusetts which is being subleased to various third parties. One lease for this space expires in April 2009, and the remaining lease expires in May 2012. Rental expenses under all operating lease agreements during the years ended December 31, 2008, 2007 and 2006 were approximately $1.1 million, $1.3 million and $1.2 million, respectively. The amounts presented in the table above do not include (i) estimated sublease income of $3.0 million, which is expected to be received over the next five years or (ii) $0.2 million of estimated payments from Dialogic, Inc. related to space to be occupied in accordance with a Transition Services Agreement signed on December 5, 2008 or (iii) facility leases that were terminated.

        Future minimum payments payable under operating leases are as follows as of December 31, 2008:

Fiscal Year	(In thousands)
2009	2,345
2010	1,838
2011	1,951
2012	1,124
2013	265

Total minimum lease payments	7,523

        On December 30, 2008, the Company entered into a Lease Termination Agreement with our landlord and exited the space at 100 Crossing Boulevard by December 31, 2008. As a result, the Company recorded additional restructuring charges of $3.6 million related to 100 Crossing Boulevard, including $2.4 million of lease termination expenses and associated facility-related costs, $0.9 million of leasehold improvement write-off costs and $0.3 million of broker fees. The Lease Termination Agreement requires cash termination payments in 2009 totaling $2.0 million, cash termination payments in 2010 of $1.0 million, and cash termination payments in 2011 of $0.1 million. The Lease Termination Agreement resulted in annual cost savings of approximately $2.6 million through May 2012.

Capital Leases

        In connection with the acquisition of Groove Mobile, the Company assumed certain capital lease obligations with future minimum payments of $0.5 million, of which $0.3 million remains to be settled over the next two years. In addition, in 2008, the Company entered into a capital lease obligation for the purchase of computer equipment with future minimum lease payments of $0.5 million, to be settled over the next six years.

        Future minimum payments payable under capital leases are as follows as of December 31, 2008:

Fiscal Year	(In thousands)
2009	$441
2010	213
2011	147
2012	25
2013	9

Total minimum lease payments	835
Less interest and taxes	(87)

Present value of minimum payments	$748

Purchase Commitments

        Purchase obligations are open purchase orders defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to hardware components, software licenses and services, and equipment rental and maintenance services. The amounts are based on our contractual commitments.

        As of December 31, 2008, and included in the purchase obligations total in the table above, the Company had a $0.8 million purchase commitment with our contract manufacturer, Arrow Electronics, for the purchase of ringback platform components. This commitment was reduced by agreement in January 2009 to $0.3 million and paid in February 2009. As of December 31, 2008, the Company also had a purchase commitment to Dialogic for the purchase of $0.3 million of inventory. The Company had no other significant capital spending or purchase commitments other than facility leases, equipment leases and purchase orders in the ordinary course of business.

Uncertain tax positions

        As of December 31, 2008, the Company recorded a liability related to uncertain tax positions of $1.0 million and related interest of $0.1 million. In January 2008, the Company paid $0.2 million of taxes and interest related to an uncertain tax position recorded in 2007. The Company is unable to reasonably estimate the timing of the remainder of uncertain tax positions and related interest in individual years beyond twelve months due to uncertainties in the timing of the effective settlements of tax positions.

Litigation

        The Company is party to various legal proceedings incidental to its business. However, the Company has no material legal proceedings currently pending.

Guarantees

        The Company's NMS Communications Platforms business products were generally sold with an 18-24 month warranty period. Parts and labor were covered under the terms of the warranty agreement. The warranty provision was based on historical experience by product, configuration and geographic region. Warranty provisions were related to the past one and a half to two years' revenues and warranty consumption is associated with current and prior year's revenues.

        The Company's LiveWire Mobile products are generally sold with a twelve month warranty which is covered by the manufacturer.

        Changes in the aggregate warranty liability were as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Beginning balance	$400	$285	$370
Provisions for warranty	172	263	44
Expenditures	(201)	(148)	(129)
Sale of warranty liability to Dialogic	(371)	—	—

Ending balance	$—	$400	$285

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

        The Company provides indemnity, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving at the Company's request in such capacity. As a matter of practice, the Company maintains directors and officer liability insurance coverage.

        In connection with the sale of the NMS Communications Platforms business, the Company has agreed to indemnify Dialogic until December 5, 2009 for a number of specified matters including the breach of any representations, warranties and covenants contained in the asset purchase agreement, and in some cases until the expiration of the applicable statute of limitations following the closing of the asset sale. Under the agreement with Dialogic, $2.8 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to Dialogic following the closing. The Company cannot predict the liabilities that may arise as a result of the Asset Sale.

17—Segment and Geographic Information

        Effective January 1, 2007, the Company consolidated two of its former reportable segments (Platform Solutions and Mobile Applications) into a single segment (Technology and Mobile Applications), and re-organized its business primarily according to functional business area.

        Effective July 2, 2007, the Company reorganized its previously reported Technology and Mobile Applications segment into two separate business divisions: Communications Platforms and Mobile Applications. The change in organization was the result of the Company's efforts to organize product development, sales, services and marketing teams to better align to serve each of these divisions' distinct markets. During the fourth quarter of 2007, these divisions were renamed as the NMS Communications divisions (formerly Communications Platforms) and the LiveWire Mobile division (formerly Mobile Applications). The Company's Network Infrastructure ("NI") division remained unchanged and continued to focus on solutions for the radio access network ("RAN") portion of mobile operators' infrastructure. The NI Business was sold to Verso Technologies, Inc. ("Verso") on December 21, 2007. Corporate and unallocated costs include general and administrative functions and restructuring charges of the Company.

        Prior to 2007, the Company had organized into three business units, which constituted our reportable segments (Platforms Solutions, Mobile Applications, and NI).

        On December 5, 2008, the Company sold the NMS Communications Platforms business to Dialogic Corporation for cash consideration of $28.0 million. The NMS Communications Platforms business provided embedded technology and platforms that enabled the rapid creation and deployment of a broad range of value-added services for mobile and converged networks, ranging from voice mail and interactive voice response solutions, to video portals and mobile TV, and multi-media messaging systems. After the sale, the Company is one reportable segment.

        As of December 31, 2008, the Company had operations established in three countries outside the United States. Its services and products are sold throughout the world through the Company's direct sales force and channel partners. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations, and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

        The following table presents the Company's revenue and long-lived assets by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenues by geographic area
Americas	$5,373	$3,379	$3,334
Europe, Middle East and Africa	6,433	7,253	5,416
Asia	3,810	2,591	146

Total revenues	$15,616	$13,223	$8,896

        The following table includes information about the Company's long-lived assets by geographic region as of:

	December 31,
	2008	2007
	(In thousands)
Long-lived assets by geographic area
Americas	$943	$4,316
Europe, Middle East and Africa	2	341
Asia	115	439

Total long-lived assets	$1,060	$5,096

18—Discontinued Operations

        On November 19, 2008, at a Special Meeting of stockholders of LiveWire Mobile, Inc. (formerly known as NMS Communications Corporation) ("NMS"), the NMS's stockholders adopted and approved a proposal to sell substantially all of its assets under Delaware law through the sale of its NMS Communications Platforms business (the "Business") to Dialogic Corporation ("Dialogic") pursuant to the terms and conditions of the Asset Purchase Agreement, dated as of September 12, 2008, by and between the Company and Dialogic (such asset sale being the "Asset Sale" and such agreement being the "Asset Purchase Agreement").

        On December 5, 2008, Dialogic purchased the Business including accounts receivable, inventory, equipment, records and related intellectual property, and assumed certain liabilities as set forth in the Asset Purchase Agreement. In accordance with the terms and conditions of the Asset Purchase Agreement, the Company received a cash payment of $22.8 million, which represents the purchase price of $28.0 million and certain customary adjustments set forth in the Purchase Agreement, including $0.3 million for a closing date payroll payment less $2.8 million funded into an escrow account to support any indemnification claims, a $2.3 million payment to Silicon Valley Bank to pay the portion of the outstanding line of credit that was secured by the Business's accounts receivable, and $0.4 million which is being held in escrow to settle certain contingencies that may arise related to levels of working capital at closing of the Asset Sale. As a result of the disposition of the Business, the Company recognized a $16.3 million gain (net of income tax provision of zero) and the operating results of the Business have been reclassified as a discontinued operation in the consolidated statement of operations. The Business had revenues of $48.3 million, $69.2 million, and $87.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Income from the discontinued operations was $5.9 million (net of income tax provision of $0.6 million), $18.9 million (net of income tax provision of $0.1 million), and $28.4 million (net of income tax provision of $0.1 million), for the years ended December 31, 2008, 2007 and 2006, respectively.

        On December 21, 2007, the Company entered into an Asset Purchase Agreement (the "Agreement") with Verso Technologies, Inc., a Minnesota corporation ("Verso"), to sell the Company's Network Infrastructure ("NI") division to Verso (the "Transaction"). The closing of the Transaction occurred on December 21, 2007 (the "Closing Date"). Under the terms of the Agreement, Verso acquired the NI Business and certain assets and liabilities of the NI Business for cash consideration of $0.9 million and 5,374,033 shares of Verso common stock, which had a fair market value of $1.8 million as of December 31, 2007. The Purchase Agreement contains customary representations, warranties, covenants and agreements of the Company and Verso and the terms of the Transaction provide registration rights of the Company with respect to the Verso common stock issued in the Transaction. As a result of the disposition of the NI Business, the Company recognized a $1.6 million gain (net of income tax expense of $6,000) and the operating results of the NI Business have been reclassified as a discontinued operation in the consolidated statement of operations. The NI Business had revenues of $5.4 million and $3.6 million for the years ended December 31, 2007 and 2006, respectively. Loss from discontinued operations was $0.4 million (net of income tax provision of zero), $2.4 million (net of income tax benefit of $0.1 million) and $7.7 million (net of income tax benefit of $0.1 million) for the years ended December 31, 2008, 2007 and 2006, respectively.

19—Fair Value Measurements

        The Company adopted SFAS No. 157 as of January 1, 2008, to measure the fair value of certain of its financial assets required to be measured on a recurring basis. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        As of December 31, 2008, the Company did not have assets or liabilities that fall under SFAS No. 157.

20—Quarterly Information (Unaudited)

        The following table sets forth certain unaudited consolidated quarterly statements of operations data for each of our last eight quarters. In our opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere herein. As a result of the disposition of the NMS Communications Platforms business and the NI Business in the fourth quarters of 2008 and 2007, respectively, the Company are reporting these businesses as discontinued operations for all periods presented. See "Note 18, Discontinued Operations" for further discussion of the disposition of the NMS Communications Platforms and NI Businesses. On March 17, 2008, the Company acquired Groove Mobile, Inc. The acquisition of Groove Mobile was accounted for as a purchase business combination and, accordingly, the results of the operations of Groove Mobile were included with those of the Company for periods subsequent to the date of the acquisition.

	Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$3,580	$3,575	$3,257	$5,204	$4,268	$3,460	$4,182	$1,312
Cost of revenues	2,803	3,015	3,312	2,348	2,988	2,186	2,864	2,188

Gross profit	777	560	(55)	2,856	1,280	1,274	1,318	(876)
Operating expenses:
Selling, general and administrative	3,502	7,089	7,012	6,923	6,703	6,351	5,954	6,100
Research and development	1,652	2,044	2,151	1,606	1,220	1,388	1,631	1,507
Impairment charges	22,664	—	—	—	—	—	—	—
Restructuring and other related charges	6,417	39	1,025	390	—	—	—	—

Total operating expenses	34,235	9,172	10,188	8,919	7,923	7,739	7,585	7,607

Operating income (loss)	(33,458)	(8,612)	(10,243)	(6,063)	(6,643)	(6,465)	(6,267)	(8,483)
Other income (expense), net	463	126	72	(2,013)	181	(47)	144	266

Loss from continuing operations before income taxes	(32,995)	(8,486)	(10,171)	(8,076)	(6,462)	(6,512)	(6,123)	(8,217)
Income tax expense (benefit)	94	18	31	66	72	41	23	25

Loss from continuing operations	(33,089)	(8,504)	(10,202)	(8,142)	(6,534)	(6,553)	(6,146)	(8,242)

Income from discontinued operations (net of income tax expense (benefit) of $154, $85, $161, $234, $(94), $181, $(28) and $2, respectively)	259	1,390	1,953	1,905	5,283	5,036	3,091	3,124
Gain on disposal of discontinued operations (net of income tax expense of $0 and $6)	16,280	—	—	—	1,631	—	—	—

Net income (loss)	$(16,550)	$(7,114)	$(8,249)	$(6,237)	$380	$(1,517)	$(3,055)	(5,118)

Loss from continuing operations per common share—basic and diluted	$(0.72)	(0.19)	$(0.22)	$(0.18)	$(0.15)	$(0.15)	$(0.14)	$(0.19)

Net income (loss) per common share—basic and diluted	$(0.36)	(0.16)	$(0.18)	$(0.14)	$0.01	$(0.03)	$(0.07)	$(0.12)

VALUATION AND QUALIFYING ACCOUNTS

Schedule II
(In thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions charged to costs and expenses	Additions charged to gain on sale of discontinued operations	Deductions(1)	Balance at End of Year
12/31/08	$(113)	$(62)	$(165)	$244	$(96)
12/31/07	$(829)	$(36)	$—	$752	$(113)
12/31/06	$(794)	$(64)	$—	$29	$(829)

(1)
Amounts include write-offs of accounts receivable deemed to be uncollectible.

Deferred Tax Asset Valuation Allowance

	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of Year
12/31/08	$(149,844)	$(10,567)	$—	$(160,411)
12/31/07	$(144,509)	$(5,335)	$—	$(149,844)
12/31/06	$(147,286)	$—	$2,777	$(144,509)

(1)
Amounts relate to the utilization of various deferred tax assets exclusive of net operating losses.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

A.    Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers, respectively) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008. This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

B.    Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such item is defined in Exchange Act rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Our management with the participation of our Chief Executive Office and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective and no material weaknesses were identified.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

C.    Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended

December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information appearing under the captions "Directors and Officers," "Board of Directors and Committee Meetings", "Section 16 Reporting" and "Code of Ethics" will be contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. The proxy statement will be filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the close of the fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Narrative Disclosure—Director Compensation" and "Compensation Committee Interlocks and Insider Participation" will be contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information about the shares of our common stock that may be issued upon the exercise of options and other rights under all of the Company's existing equity plans:

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options	Weighted Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in first column)
Plans approved by stockholders
1993 Stock Option Plan	254,000	$3.59	—
1993 Non-Employee Directors Stock Option Plan	10,000	$2.56	—
2000 Equity Incentive Plan	7,317,315	$2.14	420,742
2005 Openera Incentive Plan	209,993	$1.93	121,273
2006 India Incentive Plan	37,693	$1.94	2,307
2003 Employee Stock Purchase Plan			96,913
Plans not approved by stockholders
1995 Non-Statutory Stock Option Plan(1)	387,548	$6.70	—

Total	8,216,549	$2.40	641,235

(1)
The 1995 Non-Statutory Stock Option Plan expired in October 2005. There are no shares remaining for future issuances.

        Other additional information appearing under the captions "Security Ownership of Directors, Executive Officers and Principal Stockholders" and "Equity Compensation Plans" will be contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information appearing under the captions "Board of Directors and Committee Meetings," "Compensation Committee Interlocks and Insider Participation" and "Related Person Transactions" will be contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing under the caption "Information Regarding Independent Registered Public Accounting Firm" is incorporated herein by reference and will be contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are included in the annual report on Form 10-K.

(1)
FINANCIAL STATEMENTS

    The following financial statements required to be filed by Item 8 of this annual report on
        Form 10-K are included on the indicated pages of this annual report on Form 10-K:

  (2)
  FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedules required to be filed by Item 8 of this annual report on
        Form 10-K are included on the indicated pages of this annual report on Form 10-K:

Page No.
Schedule II—Valuation and Qualifying Accounts	100

    Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

  (3)
  The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this annual report on this Form 10-K are listed in the Exhibit Index, appearing after the signature page and are incorporated herein by reference.

(b)
The exhibits required by Item 601 of Regulation S-K and are listed in the Exhibit Index appearing after the signature page and are incorporated herein by reference.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEWIRE MOBILE, INC.
By:	/s/ JOEL HUGHES Joel Hughes Chief Executive Officer and Chairman of the Board of Directors

          March 31, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOEL HUGHES Joel Hughes	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2009
/s/ TODD D. DONAHUE Todd D. Donahue	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
/s/ THOMAS R. DUSENBERRY Thomas R. Dusenberry	Director	March 31, 2009
/s/ W. FRANK KING, PH.D. W. Frank King, Ph.D.	Director	March 31, 2009
/s/ ROBERT M. PONS Robert M. Pons	Director	March 31, 2009
/s/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	March 31, 2009
/s/ JILL C. THOERLE Jill C. Thoerle	Director	March 31, 2009

Exhibit Index

        The Company will furnish to any stockholder of record who so requests, a copy of this annual report on Form 10-K, including a copy of any exhibit listed below, provided that the Company may require payment of a reasonable fee not to exceed our cost of furnishing such exhibit.

No.	Title
2.1*	Merger Agreement dated as of May 18, 2000 by and among the Registrant, 3758982 Canada Inc., Michel Laurence, Michel Brule, Stephane Tremblay, and Investissements Novacap Inc. (incorporated by reference to the Registrant's Form 8-K filed July 7, 2000).
2.2*	Agreement and Plan of Merger dated as of February 13, 2006 by and among the Registrant, Openera Technologies, Inc. and the other parties thereto (incorporated by reference to the Registrant's Form 8-K filed February 17, 2006).
2.3*	Asset Purchase Agreement dated December 20, 2007 by and between Registrant and Verso Technologies, Inc. (incorporated by reference to the Registrant's Form 8-K filed December 28, 2007)
2.4*	Agreement and Plan of Merger by and among NMS Communications Corporation, LiveWire Mobile, Inc., Quarry Acquisition Corp., Groove Mobile, Inc. and the Securityholders' Representative named therein, dated March 16, 2008 (incorporated by reference to the Registrant's Form 8-K filed March 19, 2008).
2.5*	Asset Purchase Agreement, by and between NMS Communications Corporation and Dialogic Corporation, dated as of September 12, 2008 (incorporated by reference to the Registrant's Form 8-K filed September 12, 2008).
2.6*	Receivables Purchase Agreement, by and between NMS Communications Corporation and Dialogic Corporation, dated as of December 5, 2008 (incorporated by reference to the Registrant's Form 8-K filed December 11, 2008).
3.1*	Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.2*	By-laws of Registrant, as amended (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.3*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Form 8-K filed May 9, 2001).
3.4	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant.
4.1*	Specimen Certificate for the Common Stock (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
10.1#*	1993 Employee Stock Option Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-57141)).
10.2#*	2003 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-106820)).
10.3#*	1993 Non-Employee Directors Stock Option Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-40940)).
10.4#*	Openera Technologies, Inc., 2005 Equity Incentive Plan. (incorporated by reference to the Registrants' Form 10-K for the year ended December 31, 2005).
10.5#*	1995 Non-Statutory Stock Option Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-40940)).
10.6*	Lease Agreement between the Registrant and National Development of New England, LLC dated October 1996 (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996).
10.7#*	2000 Equity Incentive Plan, as amended and restated (incorporated by reference to the Registrant's registration statement on Form S-8 (333-106820), as amended).
10.8#*	Form of Non-Statutory Stock Option Agreement (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2005).

No.	Title
10.9*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2005).
10.10*	Lease Agreement between the Registrant and National Development of New England, LLC dated April 1, 2000 (incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2001).
10.11*	Form of NMS Communications Corporation Non-Qualified Stock Option Agreement for Openera Technologies, Inc. 2005 Equity Incentive Plan (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2006).
10.12#*	Offer Letter from NMS Communications Corporation to Todd Donahue, entered into as of January 12, 2007 (incorporated by reference to the Registrant's Form 8-K filed January 19, 2007).
10.13*	Sublease dated December 28, 2006 between NMS Communications Corporation and Genzyme Corporation (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2006).
10.14#*	2nd Half 2007 Management Bonus Program (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2007).
10.15#*	Severance Protection Agreement dated as of October 1, 2007 by and between the Registrant and Todd Donahue (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2007).
10.16*	Loan and Security Agreement by and between Silicon Valley Bank and NMS Communications Corporation, dated as of May 6, 2008 (incorporated by reference to the Registrant's Form 8-K filed May 12, 2008).
10.17*	Amended and Restated Loan and Security Agreement by and among Silicon Valley Bank, NMS Communications Corporation, NMS Communications International Corporation, LiveWire Mobile, Inc. and Groove Mobile, Inc., dated as of June 30, 2008 (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2008).
10.18*	Second Loan Modification Agreement by and among Silicon Valley Bank and NMS Communications Corporation, NMS Communications International Corporation, LiveWire Mobile, Inc. and Groove Mobile, Inc., dated as of November 6, 2008 (incorporated by reference to the Registrant's Form 8-K filed November 10, 2008).
10.19#	Severance Protection Agreement between the Registrant and Joel Hughes dated as of June 6, 2008.
10.20#	Amendment to Severance Protection Agreement between the Registrant and Joel Hughes dated as of October 2, 2008.
10.21#	Amendment to Severance Protection Agreement between the Registrant and Todd Donahue dated as of October 2, 2008.
10.22*	Voting and Standstill Agreement, dated as of November 18, 2008, by and between NMS and Singer Children's Management Trust (incorporated by reference to the Registrant's Form 8-K filed November 19, 2008).
10.23*	Voting and Standstill Agreement, dated as of November 18, 2008, by and between NMS, Lloyd I. Miller Trust A4, Lloyd I. Miller Trust C and Milfam II LP (incorporated by reference to the Registrant's Form 8-K filed November 19, 2008).
10.24*	Voting and Standstill Agreement, dated as of November 18, 2008, by and between NMS and Sidus Investment Management LLC (incorporated by reference to the Registrant's Form 8-K filed November 19, 2008).
10.25*	Voting and Standstill Agreement, dated as of November 18, 2008, by and between NMS, Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Technology Fund II, L.P. and Special Situations Technology Fund, L.P. (incorporated by reference to the Registrant's Form 8-K filed November 19, 2008).
10.26*	Lease Termination and Termination Payment Agreement by and between NDNE 9/90 Crossing Limited Liability Company and LiveWire Mobile, Inc., dated as of December 30, 2008 (incorporated by reference to the Registrant's Form 8-K filed January 6, 2009).

No.	Title
10.27	Standard Form Commercial Lease by and between LiveWire Mobile, Inc. and FPK Realty, LLC, dated as of February 5, 2008, as amended (the "Littleton Lease").
10.28	Amendment #1 to the Littleton Lease dated February 5, 2008.
10.29	Standard Form Commercial Lease between LiveWire Mobile, Inc. and FPK Realty, LLC dated as of April 25, 2008 for 1,474 square feet of lab space.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed with the registration statement or report indicated.

#
Management contract or compensatory plan or arrangement.