Form 10-Q
period 2009-03-31
LiveWire Mobile, Inc.
filed 2009-05-11
CIK 915866

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-23282

LiveWire Mobile, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2814586 (IRS Employer Identification Number)

One Monarch Drive, Suite 203, Littleton, MA 01460
(Address of principal executive offices) (Zip Code)

(978) 742-3100
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Common Stock, $0.01 par value per share	45,947,452 shares

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LiveWire Mobile, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$11,291	$19,261
Accounts receivable, net of allowance for doubtful accounts of $88 and $96, respectively	3,417	3,245
Receivables under purchase agreement	—	2,575
Inventories	1,008	718
Cash in escrow	2,800	3,240
Prepaid expenses and other assets	1,330	1,771

Total current assets	19,846	30,810

Property and equipment, net	1,318	1,060
Other assets, net	554	558

Total assets	$21,718	$32,428

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,468	$3,217
Accrued expenses and other liabilities	2,098	3,641
Accrued restructuring, current portion	2,724	4,454
Capital lease obligations, current portion	331	388
Revolving line of credit	—	2,610
Deferred revenue	2,857	2,832

Total current liabilities	10,478	17,142

Accrued restructuring, long term portion	2,094	2,764
Other long-term liabilities	740	740
Capital lease obligations, long term portion	297	360

Total liabilities	13,609	21,006

Commitments and contingencies (note P)
Stockholders' equity:
Preferred stock, $0.05 par value, 3,000,000 shares authorized at March 31, 2009 and December 31, 2008, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized at March 31, 2009 and December 31, 2008, respectively; 52,991,435 shares issued and 45,941,700 shares outstanding at March 31, 2009 and December 31, 2008, respectively	530	530
Additional paid-in capital	436,566	436,509
Accumulated deficit	(403,828)	(400,971)
Accumulated other comprehensive loss	(4,310)	(3,797)
Treasury stock, at cost, 7,049,735 shares at March 31, 2009 and at December 31, 2008, respectively	(20,849)	(20,849)

Total stockholders' equity	8,109	11,422

Total liabilities and stockholders' equity	$21,718	$32,428

The accompanying notes are an integral part of the consolidated financial statements.

LiveWire Mobile, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Service revenues	$3,182	$2,191
Product revenues	612	3,013

Total revenues	3,794	5,204
Cost of service revenues	1,420	1,456
Cost of product revenues	349	892

Total cost of revenues	1,769	2,348

Gross profit	2,025	2,856

Operating expenses:
Selling, general and administrative	2,689	6,923
Research and development	1,844	1,606
Restructuring and other related charges	470	390

Total operating expenses	5,003	8,919

Operating loss	(2,978)	(6,063)

Other income (expense):
Interest income	1	172
Interest expense	(65)	—
Other	544	(2,185)

Other (expense) income, net	480	(2,013)

Loss from continuing operations before income taxes	(2,498)	(8,076)
Income tax expense	75	66

Loss from continuing operations	(2,573)	(8,142)

Income (loss) from discontinued operations (net of income tax expense of zero and $234, respectively)	(284)	2,064
Loss on disposal of discontinued operations (net of zero income tax effect)	—	(159)

Net loss	$(2,857)	$(6,237)

Loss from continuing operations per common share—basic and diluted	$(0.06)	$(0.18)

Net loss per common share—basic and diluted	$(0.06)	$(0.14)

Shares used in net loss per common share—basic and diluted	45,942	44,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LiveWire Mobile, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net loss	$(2,857)	$(6,237)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation of property and equipment	172	609
Accretion of marketable securities	—	(58)
Amortization of managed services assets	—	153
Amortization of intangible assets	—	448
Stock-based compensation expense	57	1,825
Other-than-temporary impairment loss on marketable securities	—	1,881
Foreign exchange translation gain	(443)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(172)	2,845
Inventories	(289)	(187)
Prepaid expenses and other assets	586	933
Accounts payable	(736)	(2,366)
Accrued expenses and other liabilities	(1,022)	(2,856)
Accrued restructuring	(2,888)	531
Deferred revenue	25	(895)

Cash used in operating activities	(7,567)	(3,374)

Cash flow from investing activities:
Purchases of property and equipment	(433)	(441)
Purchases of managed services assets	—	(100)
Purchases of marketable securities	—	(1,340)
Acquisition of a business, net of cash acquired	—	(13,641)
Receipt of cash in escrow	440	—
Proceeds from the collection of purchased accounts receivable under purchase agreement	2,375	—
Proceeds from the maturity of marketable securities	—	1,920
Proceeds from sales of marketable securities	—	7,585

Cash provided by (used in) investing activities	2,382	(6,017)

Cash flow from financing activities:
Repayment of debt	(2,610)	(534)
Payment of capital lease obligations	(120)	—
Proceeds from issuance of common stock	—	97

Cash used in financing activities	(2,730)	(437)

Effect of exchange rate changes on cash	(55)	39
Net decrease cash and cash equivalents	(7,970)	(9,789)

Cash and cash equivalents, beginning of period	19,261	20,179

Cash and cash equivalents, end of period	$11,291	$10,390

Supplemental cash flow information:
Acquisitions:
Fair value of assets acquired, net of cash	$—	$17,926
Fair value of liabilities acquired	$—	$2,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

A. BASIS OF PRESENTATION

        The condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008 include the unaudited accounts of LiveWire Mobile, Inc. and its wholly owned subsidiaries (collectively, the "Company"). The financial information included herein is unaudited. The condensed consolidated balance sheet at December 31, 2008 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2008.

        In the opinion of management, all adjustments which are necessary to present fairly the financial position, results of operations and cash flows for all interim periods presented have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates various estimates including those related to the allowance for doubtful accounts and sales returns, write-down of excess and obsolete inventories to the lower of cost or market value, the realization of goodwill and other long-lived assets, income taxes, restructuring and other related charges, and accounting for acquisitions and dispositions. Management establishes these estimates based on historical experience and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The operating results for the three-month periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Certain disclosures related to reportable segments have been reclassified to conform to the current period's presentation.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        For a detailed explanation of our significant accounting policies, refer to our Annual Report on form 10-K for the year ended December 31, 2008.

Discontinued Operations

        On December 5, 2008, the Company sold its NMS Communications Platforms business to Dialogic, Inc. ("Dialogic"). On December 21, 2007, the Company sold its Network Infrastructure Business (the "NI Business") to Verso Technologies, Inc. ("Verso"). In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the operating results of the NMS Communication Platforms business and the NI Business have been reclassified as discontinued operations in the unaudited condensed consolidated statements of operations and related disclosures in the notes to the unaudited condensed consolidated financial statements, and in

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the Quarterly Report on Form 10-Q for all historical reporting periods presented.

C. STOCK-BASED COMPENSATION AND STOCK INCENTIVE PLANS

Stock-Based Compensation

        The following table presents stock-based compensation expense, inclusive of expense associated with discontinued operations, by the type of award and the effect of recording stock-based compensation expense, in the Company's condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"):

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Stock-based compensation expense by type of award:
Stock options	$57	$334
Restricted stock and options	—	1,482
Employee stock purchase plan	—	9

Total stock-based compensation expense	$57	$1,825

Effect on earnings per share
Increase to basic and diluted loss per share	$—	$0.04
Effect of stock-based compensation expense on income by line item:
Cost of revenues	$7	$15
Selling, general and administrative	62	1,647
Research and development	(12)	21
Discontinued operations	—	142

Stock-based compensation expense	$57	$1,825

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

D. LOSS PER COMMON SHARE

        The following table provides the computations of basic and diluted loss from continuing operations per common share and basic and diluted net loss per common share:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(2,573)	$(8,142)
Loss from discontinued operations (net of income tax expense of zero and $24,000, respectively)	(284)	2,064
Loss on disposal of discontinued operations, (no tax effect)	—	(159)

Net loss	$(2,857)	$(6,237)

Denominator:
Shares used in net loss from continuing and discontinued operations per common share—basic and diluted	45,942	44,589

Net income (loss) per common share—basic and diluted
Continuing operations	$(0.06)	$(0.18)
Discontinued operations	$(0.00)	$0.04

Net loss per common share—basic and diluted	$(0.06)	$(0.14)

        All of the Company's outstanding stock options were anti-dilutive for the three months ended March 31, 2009 due to the net loss position of the Company. All of the Company's outstanding stock options and unvested restricted stock were anti-dilutive for the three months ended March 31, 2008 due to the net loss position of the Company. At March 31, 2009 and 2008, the Company had stock options outstanding to purchase 5,301,834 and 7,308,930 shares of its common stock, respectively. At March 31, 2009, the Company had no unvested restricted stock options outstanding to purchase shares of its common stock. At March 31, 2008, the Company had unvested restricted stock outstanding to purchase 319,044 shares of its common stock.

E. ACQUISITIONS

  Groove Mobile

        On March 17, 2008, the Company's wholly-owned subsidiary, LWM Corporation (formerly known as LiveWire Mobile, Inc.), acquired Groove Mobile, Inc., a Delaware corporation, ("Groove Mobile"), whose operations were based in Bedford, Massachusetts, for a total purchase price of $15.9 million, including total transaction costs and facility exit costs of approximately $1.4 million. Groove Mobile was a leading provider of mobile solutions for mobile operators and record labels. Groove Mobile had 12 global mobile operator customers including Sprint Nextel Corporation, 3 UK and Bell Mobility, as well as relationships with the major music labels including EMI, Sony BMG, Universal Music Group and Warner Music Group.

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

E. ACQUISITIONS (Continued)

        In connection with the acquisition of Groove Mobile, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. In the first quarter of 2008, the Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

        The acquisition of Groove Mobile was accounted for as a purchase business combination. Accordingly, the results of the operations of Groove Mobile were included with those of the Company for periods subsequent to the date of acquisition. The Company has allocated the purchase price based upon fair values of the asset acquired and liabilities assumed on March 17, 2008. Groove Mobile was allocated to the Company's single reporting segment, LiveWire Mobile. As of March 31, 2008, the Company had preliminarily allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on March 17, 2008. The allocation of the purchase price was preliminary because final analyses of the transaction costs, facility exit costs, intangible assets, deferred revenue and deferred tax assets and income tax liabilities were not yet complete.

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

	Amount	Estimated Life
	(In thousands)	(In years)
Cash and cash equivalents	868
Accounts receivable	794
Prepaid expenses and other current assets	290
Fixed assets	743
Core technology	7,500	2.8
Customer relationships	2,940	7.0
Goodwill	5,747

Total assets acquired	$18,882

Total liabilities assumed	2,954

Total net assets acquired	$15,928

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and Groove Mobile, on a pro forma basis, as though the companies had been combined as of the beginning of each period. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

E. ACQUISITIONS (Continued)

would have been achieved if the acquisition had taken place at the beginning of each period. For the three months ended March 31, 2008, the pro forma financial information is based on the Company's unaudited results of operations for its three months ended March 31, 2008 combined with Groove Mobile's unaudited results of operations for its three months ended March 31, 2008. The pro forma financial information includes amortization charges from acquired intangible assets and adjustments to interest expense.

(In thousands, except per share data)	Three Months Ended March 31, 2008
Revenue	$6,208
Loss from continuing operations	$(12,326)
Loss from continuing operations per common share—basic and diluted	$(0.28)

F. GOODWILL AND INTANGIBLE ASSETS

        The Company recorded goodwill and intangible assets as a result of the acquisitions of Groove Mobile in March 2008 and Openera Technologies in February 2006. On December 31, 2008, the Company recorded an impairment charge for intangible assets and goodwill, which reduced the carrying values of the goodwill and intangible assets to zero. Accordingly, there is no goodwill or intangible assets recorded as of March 31, 2009 and December 31, 2008. In addition, there is no amortization expense for the three months ended March 31, 2009.

        The following table presents amortization expense of intangible assets for the three months ended March 31, 2008:

Cost of revenues	$312
Selling, general and administrative	58

Total amortization expense of intangible assets	$370

G. RESTRUCTURING AND OTHER RELATED CHARGES ACCRUALS

        In the fourth quarter of 2008, the Company committed to several cost reduction plans focused on streamlining its operations and eliminating certain fixed costs. The Company eliminated 27 employee positions, primarily in its LiveWire Mobile business, to better position it to improve operating margins in response to adverse market conditions experienced by the Company in 2008. This action resulted in restructuring charges of $0.5 million, consisting primarily of employee severance-related costs. In association with the sale of its NMS Communications Platforms business to Dialogic and in an effort to improve operating margins by eliminating business roles and functions which were not necessary for the go-forward business, the Company eliminated 20 employee positions which resulted in restructuring charges of $2.1 million consisting primarily of employee severance-related costs. During the three months ended March 31, 2009, the Company recorded $0.5 million of additional restructuring charges related to four of the previously eliminated positions, as these employees continued to provide service during the first quarter of 2009.

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

G. RESTRUCTURING AND OTHER RELATED CHARGES ACCRUALS (Continued)

        Also in connection with the sale of its NMS Communications Platforms business, the Company pursued an exit plan to reduce the Company's costs under a lease agreement for its office space at 100 Crossing Boulevard located in Framingham, Massachusetts. On December 30, 2008, the Company entered into a Lease Termination Agreement with its landlord and exited the space at 100 Crossing Boulevard by December 31, 2008. As a result, the Company recorded additional restructuring charges of $3.6 million related to 100 Crossing Boulevard including $2.4 million of lease termination expenses and associated facility-related costs, $0.9 million of leasehold improvements write-off costs and $0.3 million of broker fees. The Lease Termination Agreement requires cash termination payments in 2009 totaling $2.0 million, cash termination payments in 2010 of $1.0 million and cash termination payments in 2011 of $0.1 million. The Lease Termination Agreement resulted in annual cost savings of approximately $2.6 million, net of termination payments, through May 2012. The Company also recorded a facility-related restructuring charge of $0.1 million related to its London office.

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

        In the first quarter of 2008, in order to reduce operating costs, the Company eliminated nine employee positions in anticipation of synergies associated with the acquisition of Groove Mobile, which resulted in restructuring charges of $0.4 million, consisted entirely of employee severance-related costs. In connection with the acquisition of Groove Mobile, the Company created an exit plan to vacate the Groove Mobile corporate headquarters and relocate employees to the LiveWire Mobile corporate headquarters. The Company recorded a facility exit cost of $0.3 million, which represents the estimated remaining net facility-related costs during the lease term.

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

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

G. RESTRUCTURING AND OTHER RELATED CHARGES ACCRUALS (Continued)

difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, the Company updated its analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, the Company recorded additional pre-tax restructuring costs of approximately $0.9 million. As of March 31, 2009, $2.2 million of accrued restructuring relates to this facility. The actions resulted in annual costs savings of approximately $2.6 million, which consists of $2.1 million of personnel related costs and $0.5 million of reduced facility related costs.

        The following table sets forth activity during the three months ended March 31, 2009 related to restructuring and other action taken in fiscal years 2006, 2008 and 2009:

	Employee Related	Facility Related	Total
	(In thousands)
Restructuring accrual balance at December 31, 2008	$1,647	$5,571	$7,218
Restructuring and other related charges	445	25	470
Cash payments	(1,857)	(1,031)	(2,888)
Accretion of deferred rent	—	18	18

Restructuring accrual balance at March 31, 2009	$235	$4,583	$4,818

H. BUSINESS AND CREDIT CONCENTRATION

        At March 31, 2009, four customers—Sprint Nextel Corporation, Ericsson AB, Vodafone and Bell Mobility—represented 23%, 21%, 11% and 10%, respectively, of the Company's outstanding accounts receivable balance. At December 31, 2008, two customers—Ericsson AB and Sprint Nextel Corporation—represented 39% and 26%, respectively, of the Company's outstanding accounts receivable balance.

        During the three months ended March 31, 2009, two customers—Sprint Nextel Corporation and Ericsson AB—represented 43% and 27%, respectively, of the Company's total revenues. During the three months ended March 31, 2008, four customers—Samsung, Ericsson AB, Nokia Siemens Networks and Muzicall—represented 33%, 32%, 15% and 13%, respectively, of the Company's total revenues.

I. MARKETABLE SECURITIES

        The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value. As of March 31, 2009 and December 31, 2008, the Company's marketable securities had a zero balance.

        During the three months ended March 31, 2008, the Company sold $7.6 million of short-term marketable securities. As a result, the Company recognized $39,000 of gross realized gains and had no gross realized losses for the three months ended March 31, 2008.

        During the Company's review of its marketable securities portfolio as of March 31, 2008, the Company determined that the decline in the value of its investment in Verso common stock, issued to the Company in connection with the sale of the NI Business, was other-than-temporary. Further, Verso filed for bankruptcy in April 2008. As a result, the Company recorded a $1.9 million impairment charge to earnings for the three months ended March 31, 2008, resulting in a zero cost basis of the investment as of March 31, 2008.

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

J. INVENTORIES

        Inventories were comprised of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Finished goods	$1,363	$1,040
Inventory at customer sites	342	347

	$1,705	$1,387
Write-down of inventory to lower of cost or market value	(697)	(669)

Total inventory	$1,008	$718

        Inventory at customer sites represents products that have not yet been accepted by the customer.

K. SEGMENT AND GEOGRAPHIC INFORMATION

        Prior to the sale of the NMS Communications Platforms business in December 2008, the Company was organized into two businesses, which constituted our reportable segments (NMS Communications Platforms and LiveWire Mobile).

        On December 5, 2008, the Company sold the NMS Communications Platforms business to Dialogic for cash consideration of $28.0 million. The NMS Communications Platforms business provided embedded technology and platforms that enabled the rapid creation and deployment of a broad range of value-added services for mobile and converged networks, ranging from voice mail and interactive voice response solutions, to video portals and mobile TV, and multi-media messaging systems. After the sale, the Company has one reportable segment.

        As of March 31, 2009, the Company had operations established in three countries outside the United States. Its services and products are sold throughout the world through the Company's direct sales force and channel partners. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations, and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.

        The following table presents the Company's revenue and long-lived assets by geographic region. Revenues by geographic region are presented by attributing revenues from external customers on the basis of where products are sold.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues by geographic area:
Americas	$2,258	$435
Europe, Middle East and Africa	1,160	2,691
Asia	376	2,078

Total revenues	$3,794	$5,204

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

K. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The following table includes information about the Company's long-lived assets by geographic region as of:

	March 31, 2009	December 31, 2008
	(In thousands)
Long-lived assets by geographic area:
Americas	$1,216	$943
Europe, Middle East and Africa	1	2
Asia	101	115

Total long-lived assets	$1,318	$1,060

L. COMPREHENSIVE LOSS

        The following table presents the Company's comprehensive loss for the stated periods:

	Three Months Ended March 31,
(In thousands)	2009	2008
Net loss	$(2,857)	$(6,237)
Other comprehensive income (loss) items:
Foreign currency translation adjustment	(513)	482
Net change in unrealized gain (loss) on marketable securities	—	50

Comprehensive loss	$(3,370)	$(5,705)

M. INCOME TAXES

        On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company had no adjustments to retained earnings as a result of the implementation of FIN 48. The Company has established a valuation allowance against net deferred tax assets in certain jurisdictions including the United States, because the Company believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. The Company will continue to assess the valuation allowance, and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets would be recognized in the future. As of March 31, 2009 and December 31, 2008, the Company had accrued $1.0 million and $1.0 million for uncertain tax positions, respectively, all of which will impact the Company's effective tax rate when recognized. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next twelve months. Such changes would occur based on the results of ongoing tax audits in various jurisdictions around the world. As of the filing date of this Form 10-Q, an

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

M. INCOME TAXES (Continued)

estimate of the range of reasonably possible outcomes cannot be made. Estimated interest and penalty charges related to unrecognized tax benefits are classified as income tax expense in the accompanying unaudited condensed consolidated statements of operations. At March 31, 2009 and December 31, 2008, the Company had $0.1 million and $0.1 million, respectively, of accrued interest expense related to uncertain tax positions, which is recorded as a component of tax expense. For the three months ended March 31, 2009 and 2008, the Company recorded $15,000 and $11,000 of interest expense and penalties, respectively.

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

        For U.S. federal income tax purposes, the Company had net operating loss carryforwards available to reduce taxable income of $310.6 million at December 31, 2008. Of this amount, $21.1 million related to deductions from the exercises of stock options, of which $1.6 million is tracked separately and not included in the Company's deferred tax assets in accordance with FAS 123(R), Share-Based Payment. The future benefit from these deductions will be recorded as additional paid-in capital when realized. Under the provisions of the Internal Revenue Code Section 382, certain changes in the Company's ownership structure may result in a limitation on the amount of net operating loss carryforwards and research and development tax credit carryforwards that may be used in future years. These unutilized carryforwards begin to expire in 2009 if unutilized. The Company also had foreign net operating loss carryforwards of $18.8 million. As of December 31, 2008, the Company had $6.1 million of tax credits in the United States that are comprised of federal research and development tax credits and state and local credits. These unutilized credits begin to expire in 2009. In addition, the Company had Canadian investment tax credits of approximately $5.1 million. These credits begin to expire in 2014 if unutilized.

        At December 31, 2008, U.S. income taxes were not provided on permanently undistributed earnings for certain non-U.S. subsidiaries of approximately $5.8 million. The Company will reinvest these earnings indefinitely in its operations outside the United States.

N. REVOLVING LINE OF CREDIT

        On May 6, 2008, the Company entered into a Loan and Security Agreement (the "Original Credit Facility") with Silicon Valley Bank ("SVB"), which permitted the Company to borrow up to $6.0 million in the form of revolving loan advances, including up to $6.0 million in the form of letters of credit, foreign exchange contracts, or cash management services. Under the Original Credit Facility, principal borrowings accrued interest at a floating per annum rate equal to SVB's prime rate. Loans under the Original Credit Facility were (i) collateralized by a security interest in substantially all assets

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

N. REVOLVING LINE OF CREDIT (Continued)

of the Company (other than certain intellectual property assets) and (ii) guaranteed by certain domestic subsidiaries of the Company, each of which entered into an unconditional guaranty agreement and a security agreement effective as of May 6, 2008 in favor of SVB.

        On June 30, 2008, the Company, together with its wholly-owned subsidiaries NMS Communications International Corporation, LWM Corporation (formerly known as LiveWire Mobile, Inc.) and Groove Mobile, a wholly-owned subsidiary of LWM Corporation (collectively, the "Borrowers"), entered into an Amended and Restated Loan and Security Agreement (the "Amended Credit Facility") with SVB, which permits the Borrowers to borrow up to 80% of $5.0 million in the form of advances based on a portion of eligible accounts receivable. The Amended Credit Facility amends and restates in its entirety the Original Credit Facility. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus one percentage point. The Amended Credit Facility originally provided for termination on June 29, 2009. The Company and SVB mutually terminated the Amended Credit Facility on May 11, 2009.

        On November 6, 2008, the Company entered into a Second Loan Modification Agreement (the "Loan Modification Agreement") which amended the Amended and Restated Loan and Security Agreement with SVB dated June 30, 2008 (together with the Loan Modification Agreement, the "Amended Credit Facility"). The amount of the Amended Credit Facility was $6.25 million with borrowings of up to 80% in the form of advances based on a portion of eligible accounts receivable. Upon closing of the sale of the NMS Communications Platforms business in December 2008, the amount of the Amended Credit Facility was reduced to $3.75 million, of which $3.0 million can be borrowed in the form of advances based on a portion of eligible accounts receivable. Principal borrowings under the Amended Credit Facility accrue interest at a floating per annum rate equal to SVB's prime rate plus two percentage points.

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

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

N. REVOLVING LINE OF CREDIT (Continued)

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

        As of December 31, 2008, the Company had borrowed $2.6 million under the Amended Credit Facility. In the first quarter of 2009, the Company repaid the outstanding borrowings of $2.6 million and had no borrowings outstanding as of March 31, 2009. The Company and SVB mutually terminated the Amended Credit Facility on May 11, 2009.

O. EQUITY

        There were no exercises of stock options to purchase the Company's common stock during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company issued 109,525 treasury shares in conjunction with the exercise of stock options under the Company's stock option plans.

P. COMMITMENTS AND CONTINGENCIES

        The following table details our future contractual payment obligations as of March 31, 2009:

	Payments due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Operating lease obligations	$6,798	$1,972	$3,899	$927	$—	$—
Capital lease obligations	700	400	270	30	—	—
Purchase obligations	763	763	—	—	—	—
Lease termination obligations	2,393	2,098	295	—	—	—
Uncertain tax positions and related interest	1,131	—	—	—	—	1,131

Total contractual obligations	$11,785	$5,233	$4,464	$957	$—	$1,131

Operating Leases

        The Company leases its current corporate office headquarters facilities under non-cancelable leases extending to June 30, 2013. The Company occupies other facilities, which serve as development or technical support offices in North America and India, under leases that expire within the next year. The Company also has future obligations under two leases relating to our conference space at 200 Crossing Boulevard in Framingham, Massachusetts which is being subleased to various third parties. One lease for this space expired in April 2009 and the other lease expires in May 2012. Rental expenses under all operating lease agreements during the three months ended March 31, 2009 and 2008 were approximately $0.2 million and $0.3 million, respectively. The amounts presented in the table above do not include (i) estimated sublease income of $2.7 million, which is expected to be received over the next five years or (ii) $31,000 of estimated payments from Dialogic, Inc. related to space to be

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

P. COMMITMENTS AND CONTINGENCIES (Continued)

occupied in accordance with a Transition Services Agreement signed on December 5, 2008 or (iii) facility leases that were terminated.

        Future minimum payments payable under operating leases are as follows as of March 31, 2009:

Fiscal Year	(In thousands)
Remainder of 2009	1,516
2010	1,871
2011	1,987
2012	1,159
2013	265

Total minimum lease payments	6,798

Lease Termination Obligations

        On December 30, 2008, the Company entered into a Lease Termination Agreement with its landlord and exited the space at 100 Crossing Boulevard by December 31, 2008. As a result, the Company recorded restructuring charges of $3.6 million related to 100 Crossing Boulevard, including $2.4 million of lease termination expenses and associated facility-related costs, $0.9 million of leasehold improvement write-off costs and $0.3 million of broker fees. The Lease Termination Agreement requires cash termination payments in 2009 totaling $2.0 million, cash termination payments in 2010 of $1.0 million, and cash termination payments in 2011 of $0.1 million. The Lease Termination Agreement resulted in annual cost savings of approximately $2.6 million, net of termination payments, through May 2012.

Capital Leases

        In connection with the acquisition of Groove Mobile, the Company assumed certain capital lease obligations with future minimum payments of $0.5 million, of which $0.2 million remains to be settled over the next two years. In addition, in 2008, the Company entered into a capital lease obligation for the purchase of computer equipment with future minimum lease payments of $0.5 million remaining as of March 31, 2009, to be settled over the next five years.

        Future minimum payments payable under capital leases are as follows as of March 31, 2009:

Fiscal Year	(In thousands)
Remainder of 2009	$306
2010	213
2011	147
2012	25
2013	9

Total minimum lease payments	700
Less interest and taxes	(72)

Present value of minimum payments	$628

LiveWire Mobile, Inc.

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

        As of March 31, 2009, and included in the purchase obligations total in the table above, the Company had a $0.2 million purchase commitment with our contract manufacturer, Arrow Electronics, for the purchase of ringback platform components. The Company had no other significant capital spending or purchase commitments other than facility leases, equipment leases and purchase orders in the ordinary course of business.

Uncertain tax positions

        As of March 31, 2009, the Company recorded a liability related to uncertain tax positions of $1.0 million and related interest of $0.1 million. In January 2008, the Company paid $0.2 million of taxes and interest related to an uncertain tax position recorded in 2007. The Company is unable to reasonably estimate the timing of the remainder of uncertain tax positions and related interest in individual years beyond twelve months due to uncertainties in the timing of the effective settlements of tax positions.

Litigation

        The Company is party to various legal proceedings incidental to its business, however, the Company has no material legal proceedings currently pending.

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

        The Company indemnifies, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving at the Company's request in such capacity. As a matter of practice, the Company maintains directors and officer liability insurance coverage.

LiveWire Mobile, Inc.

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

Q. DISCONTINUED OPERATIONS

        In the fourth quarter of 2008, the Company sold its NMS Communication Platforms business and certain assets and liabilities of the NMS Communications Platforms business to Dialogic. Net income (loss) from discontinued operations was $(0.3) million (net of zero income tax effect) and $2.1 million (net of income tax expense of $0.2 million) for the three months ended March 31, 2009 and 2008, respectively. The NMS Communications Platforms business had revenues of $14.0 million for the three months ended March 31, 2008.

        In the fourth quarter of 2007, the Company sold its Network Infrastructure Business (the "NI Business") and certain assets and liabilities of the NI Business to Verso. During the three months ended March 31, 2008, the Company incurred additional severance costs related to the disposition of the NI Business. As a result, the Company recognized a $0.2 million loss (net of zero income tax effect) for the three months ended March 31, 2008.

R. FAIR VALUE MEASUREMENTS

        The Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") as of January 1, 2008, to measure the fair value of certain of its financial assets required to be measured on a recurring basis. In February, 2008, the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. Effective January 1, 2008, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 (see Note R, Fair Value Measurements, to the unaudited condensed consolidated financial statements for additional information). The adoption of SFAS 157 and SFAS 157-2 had no material impact on the Company's financial statements.

        Under SFAS 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

R. FAIR VALUE MEASUREMENTS (Continued)

    other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        As of March 31, 2009, the Company did not have assets or liabilities that fall under SFAS 157.

S. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 141R changes how business acquisitions are accounted for and how SFAS 141R impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 were effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R and SFAS 160 did not have a material impact on the Company's results of operations or financial condition.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity's financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, operating results and cash flows. SFAS 161 is effective on January 1, 2009. Since SFAS 161 affects only disclosures, it did not impact the Company's financial position or results of operations.

T. SUBSEQUENT EVENTS

        On April 30, 2009, the Company announced that its Board of Directors has approved a plan to (i) voluntarily delist its common stock from the NASDAQ Stock Market LLC (the "NASDAQ") and (ii) deregister the Company's common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and therefore, terminate its obligations to file periodic and current reports with the Securities and Exchange Commission ("SEC"). The Company has submitted written notice to NASDAQ of its decision to voluntarily delist its common stock and to terminate the registration of its common stock under the Exchange Act.

        The Company intends to file a Form 25 with the SEC to affect the voluntary withdrawal of the listing of its common stock from NASDAQ on or about May 15, 2009. Delisting from NASDAQ will become effective 10 days after the filing date of the Form 25. Provided that the Company continues to meet the applicable legal requirements, it intends to file a Form 15 with the SEC on or about May 26, 2009 to deregister the Company's common stock under the Exchange Act. The Company expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC. However, upon filing of the Form 15, the Company's obligation to file certain reports and forms with the SEC, including Forms 10-K, 10-Q, and 8-K, will immediately be suspended.

        On May 7, 2009, the Company committed to a cost reduction plan (the "Plan") focused on reducing the Company's headcount and operating expenses. The Plan, as described in SFAS No. 146,

LiveWire Mobile, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

T. SUBSEQUENT EVENTS (Continued)

Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), is designed to better position the Company to improve operating margins and support its development activities. The Plan consists primarily of costs associated with a workforce reduction principally at its operations in India, with additional reductions in headcount at its corporate headquarters in Littleton, MA and its operations in the U.K., and other associated costs. The Company expects these workforce reductions to commence immediately and to be completed by December 31, 2009.

        In connection with the Plan, the Company estimates that it will incur pre-tax restructuring charges in the second quarter of 2009 related to estimated severance costs in the range of approximately $0.6 million to $0.8 million and pre-tax, facility closure and exit charges in the range of approximately $0.1 million to $0.2 million. The Company estimates the Plan will result in $0.7 million to $1.0 million of costs in connection with the Plan during the second quarter of 2009.

        Effective May 11, 2009, the Borrowers and SVB, terminated the Amended Credit Facility among the Borrowers and SVB. The Amended Credit Facility provided for a revolving secured credit facility of up to $3.75 million with a term of one year expiring on June 29, 2009. No borrowings were outstanding at the time of termination and no penalties resulted from the early termination. The Company terminated the Amended Credit Facility in furtherance of its efforts to efficiently manage its financing structure in light of its current business requirements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

        When used anywhere in this Form 10-Q and in future filings by us with the Securities and Exchange Commission (the "SEC") in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases "will likely result", "we expect", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Actual results may differ materially from these expectations due to risks and uncertainties including, but not limited to, a flatness or decline in communications spending, a failure or delay in effecting or obtaining the anticipated benefits from our repositioning, our inability to collect outstanding accounts receivable from our larger customers, quarterly fluctuations in financial results, the availability of products from vendors, a failure to, or a delay in effectively integrating businesses we acquire with our business, and other risks. These and other risks are detailed from time to time in our filings with the SEC, including in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008. We specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

OVERVIEW

Overview

        We operate in the large and rapidly evolving mobile telecommunications industry. We are a provider of managed personalization services for mobile operators and subscribers. Our integrated managed services offerings include ringback tones, ringtones, full track downloads and other applications, as well as dedicated content and service marketing, integrated storefront management and merchandising. We sell these offerings as a managed service to mobile operators who then offer these services to their subscribers as a la carte purchases and through monthly subscriptions. We also sell our ringback platform as "cap-ex", where we sell the platform as a bundled product and service (including installation, maintenance and support, and training). We sell our products and services through our direct sales force and our channel partners. We sell our products and services predominantly in North America but also have established relationships in South America (with North America, collectively the "Americas"), Europe, the Middle East, Africa (collectively, "EMEA") and Asia. Our research and development activities focus primarily on enhancing our existing offerings as well as opportunities relating to emerging technologies.

        We previously operated as one of three separate operating business units which also included our NMS Communications Platforms business and our Network Infrastructure Business (the "NI Business"). In an effort to focus our efforts on our managed personalization services to mobile operators and mobile subscribers, we undertook the following:

  •
  On December 21, 2007, we sold our NI Business to Verso Technologies, Inc. ("Verso"). During the three months ended March 31, 2008, we incurred additional severance costs and transaction costs related to the disposition of the NI Business. As a result, the Company recognized a $0.2 million loss (net of zero income tax effect) for the three months ended March 31, 2008. Also, during the first quarter of 2008, we recorded an other-than-temporary impairment of the

    Verso common stock that had been issued to us by Verso in connection with the sale of our NI Business totaling $1.9 million related to Verso's announced bankruptcy in April 2008.

  •
  In March 2008, to contribute to the growth strategy of our business, we acquired Groove Mobile Inc. ("Groove Mobile") for a total purchase price of $15.9 million, including total transaction costs and facility exit costs of approximately $1.4 million. Groove Mobile provided mobile music solutions. We believe the acquisition has enabled us to expand our ability to offer a portfolio of managed services, including ringback tones, ringtones, and full track music and other applications delivered through an integrated storefront.

  •
  On December 5, 2008, we sold our NMS Communications Platforms business to Dialogic Inc. ("Dialogic") (the "Asset Sale") for cash consideration of $28.0 million, $2.8 million of which was placed into an escrow account to settle certain claims for indemnification which can be made by Dialogic through December 5, 2009, and $0.4 million of which was placed in escrow to settle certain contingencies that might have arisen related to levels of working capital. The $0.4 million was subsequently collected in the first quarter of 2009. Income (loss) from discontinued operations was $(0.3) million (net of zero income tax effect) and $2.1 million (net of income tax expense of $0.2 million) for the three months ended March 31, 2009 and 2008, respectively.

        The consummation of the Asset Sale, and the subsequent restructuring of the Company to focus exclusively on our mobile personalization services business, has provided us with additional resources to pursue the growing mobile personalization services market. Today, the business operates as one reporting segment.

        For the three months ended March 31, 2009, we incurred a loss from continuing operations of $2.6 million. Our loss from continuing operations decreased $5.5 million from $8.1 million for the three months ended March 31, 2008. The decrease is primarily due to reductions in general and administrative spending as a result of our recent restructuring. Also, as discussed above, included in loss from continuing operations during the three months ended March 31, 2008 is an other-than-temporary impairment charge of $1.9 million.

        During the three months ended March 31, 2009, we utilized $7.6 million of cash to support operations, of which $2.9 million was utilized to pay employee related charges and facility related charges, $2.7 million of which were accrued as restructuring charges as of December 31, 2008. Relating to the sale of our NMS Communications Platforms business and subsequent to the consummation of the Asset Sale on December 5, 2008, we entered into a Receivables Purchase Agreement with Dialogic to purchase $4.0 million of certain billed accounts receivables owned by Dialogic for $3.8 million in cash. The Company collected $1.4 million of these receivables in the fourth quarter of 2008 and $2.4 million in the first quarter of 2009. Additionally, during the three months ended March 31, 2009, we repaid the entire outstanding balance on our revolving line of credit of $2.6 million. As of March 31, 2009, we had $11.3 million in cash and cash equivalents. We have used, and will use, our cash for general corporate purposes, which may include working capital and capital expenditures.

        We believe the Company has sufficient cash available to execute our business objectives for at least the next twelve months.

Critical Accounting Policies and Estimates

        The following information updates should be read in conjunction with the information disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2008.

        Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventories, possible impairment of long-lived assets and goodwill, income taxes, restructuring and other related charges, and accounting for acquisitions and dispostions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have noted that our estimates used in the past have been consistent with actual results. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of how these estimates and other factors may affect our business, please see our discussion under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Revenues

        Revenues consist of services revenues, including managed services, maintenance and support, professional services, and product sales provided to our customers.

	Three Months Ended March 31,
	2009		2008
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change
Service revenues	$3.2	83.9%	$2.2	42.1%	45.2%
Product revenues	0.6	16.1	3.0	57.9	(79.7)%

Total revenues	$3.8	100.0%	$5.2	100.0%	(27.1)%

        We experienced a $1.4 million decrease in total revenues for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Service revenues for the three months ended March 31, 2009 increased $1.0 million from $2.2 million for the three months ended March 31, 2008, primarily due to revenues of $2.5 million from our recently introduced managed service offerings, which includes $2.0 million of revenues from the customer relationships obtained in connection with the acquisition of Groove Mobile in March 2008. Product revenues decreased $2.4 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The decrease is primarily attributable to a decrease in recognition of handset software distribution royalties from one customer, which phased out use of the handset product. We recorded royalty revenues related to this customer of $0.1 million and $1.3 million during the three months ended March 31, 2009 and 2008, respectively. The decrease was also attributable to an overall decline in the cap-ex portion of our business through our channel partners. We expect a continued decline in the cap-ex portion of our ringback platform business as we plan to focus our resources on our managed service offerings in North America. Additionally, we notified channel partners in early 2009 that we do not expect to extend our agreements with them beyond their current terms. They may make final purchases in 2009, with maintenance and support available for a limited time thereafter.

	Three Months Ended March 31,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Americas	$2.3	59.5%	$0.4	8.4%	419.1%
Europe, Middle East and Africa	1.1	30.6	2.7	51.7	(56.9)%
Asia	0.4	9.9	2.1	39.9	(81.9)%

Total revenues	$3.8	100.0%	$5.2	100.0%	(27.1)%

        Revenues derived from the Americas region increased $1.9 million during the three months ended March 31, 2009 to $2.3 million from $0.4 million for the three months ended March 31, 2008, primarily due to revenues from the customer relationships obtained in connection with the acquisition of Groove Mobile in March 2008. The decline in revenues derived from the EMEA region was primarily related to a decline in the cap-ex portion of our business. Revenues derived from the Asia region decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to a decrease in recognition of handset software distribution royalties and related services from one customer, which phased out use of the handset product.

Cost of Revenues and Gross Profit

        Cost of revenues consists primarily of the costs to deliver services and products to our customers, including the costs of delivering and hosting managed services, product and hardware costs and overhead associated with fulfillment operations. Our manufacturing process is outsourced to a contract manufacturer. The amortization of certain acquired intangible assets held during 2008 and stock-based compensation expense are also included in cost of revenues.

	Three Months Ended March 31,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Cost of service revenues	$1.4	37.4%	$1.4	28.0%	(2.5)%
Cost of product revenues	0.4	9.2	0.9	17.1	(60.9)%

Cost of revenues	$1.8	46.6%	$2.3	45.1%	(24.7)%

	Three Months Ended March 31,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues	Change
	(In millions)		(In millions)
Revenues	$3.8	100.0%	$5.2	100.0%	(27.1)%
Cost of revenues	1.8	46.6	2.3	45.1	(24.7)%

Gross profit	$2.0	53.4%	$2.9	54.9%	(29.1)%

        We experienced a decrease in our cost of product and service revenues during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to a decline in product sales related to the cap-ex portion of our ringback platform business. The decrease is also attributable to a $0.4 million decrease of amortization expense related to acquired intangible assets which were impaired in the fourth quarter of 2008. Our gross profit decreased during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of the recognition of $1.7 million in handset software royalties and maintenance revenues during the first quarter of 2008, which typically are at a higher margin than our other offerings. We expect a significant decline in handset software distribution royalties during the remainder of 2009.

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of salaries, stock-based compensation, commissions and related personnel and overhead expenses for those engaged in our sales, marketing, executive, finance and administrative activities. The amortization of intangible assets related to acquired customer relationships from Groove Mobile and Openera is also included in selling, general and administrative expenses for the three months ended March 31, 2008.

	Three Months Ended March 31,
	2009		2008
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change
Selling, general and administrative expenses	$2.7	70.9%	$6.9	133.0%	(61.2)%

        Selling, general and administrative expenses decreased $4.2 million to $2.7 million during the three months ended March 31, 2009 from $6.9 million in the three months ended March 31, 2008. The decrease was primarily due to a $3.3 million decrease in compensation expense due to headcount reductions, $0.5 million of reduced rent expense as a result of office closures and $0.4 million of reduced depreciation and amortization expense as a result of the write-off of certain long-lived assets in the fourth quarter of 2008.

Research and Development

        Research and development expenses consist primarily of salaries, personnel expenses, stock-based compensation, and other discretionary fees related to the design, development, testing and enhancement of our products and services. These costs are expensed as incurred.

	Three Months Ended March 31,
	2009		2008
(In millions)	Amount	% of Revenue	Amount	% of Revenue	Change
Research and development expenses	$1.8	48.6%	$1.6	30.9%	14.8%

        Our research and development spending increased $0.2 million during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase was primarily attributable to an increase in personnel and related costs associated with the acquisition of Groove Mobile in March 2008 and current development initiatives. Our research and development activities are primarily focused on opportunities relating to mobile personalization applications and enhancing our current service offerings.

Restructuring and other related charges

        In the fourth quarter of 2008, we committed to several cost reduction plans focused on streamlining our operations and the elimination of certain fixed costs. We eliminated 27 employee positions, primarily in our LiveWire Mobile business, to better position us to improve operating margins in response to the adverse market conditions we experienced in 2008. This action resulted in restructuring charges of $0.5 million, consisting primarily of employee severance-related costs. In association with the sale of our NMS Communications Platforms business to Dialogic and in an effort to improve operating margins by eliminating business roles and functions which are not necessary for the go-forward business, we eliminated 20 employee positions which resulted in restructuring charges of $2.1 million consisting primarily of employee severance-related costs. During the three months ended March 31, 2009, we recorded $0.5 million of additional restructuring charges related to four of the previously eliminated positions, as these employees continued to provide service during the first quarter of 2009.

        Also in connection with the sale of our NMS Communications Platforms business, we pursued an exit plan to reduce our costs under a lease agreement for our office space at 100 Crossing Boulevard located in Framingham, Massachusetts. On December 30, 2008, we entered into a Lease Termination Agreement with our landlord and exited the space at 100 Crossing Boulevard by December 31, 2008. As a result, we recorded additional restructuring charges of $3.6 million related to 100 Crossing Boulevard including $2.4 million of lease termination expenses and associated facility-related costs, $0.9 million of leasehold improvements write-off costs and $0.3 million of broker fees. The Lease Termination Agreement requires cash termination payments in 2009 totaling $2.0 million, cash termination payments in 2010 of $1.0 million, and cash termination payments in 2011 of $0.1 million. The Lease Termination Agreement resulted in annual cost savings of approximately $2.6 million through May 2012. We also recorded a facility-related restructuring charge of $0.1 million related to its London office.

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

        We had no restructuring charges in 2007.

        In the fourth quarter of 2006, in order to further reduce operating costs, we eliminated 40 employee positions, which resulted in restructuring charges of $1.9 million. These charges primarily consisted of severance-related costs. In the fourth quarter of 2006, we also entered into an agreement to sublease to a third party office space located in Framingham, Massachusetts, which was formerly used by us as supplementary conference, training and corporate office space (the "2006 sublease"). We exited this facility as of December 31, 2006 and recorded pre-tax restructuring charges of $1.4 million during the year ended December 31, 2006. In 2001 and 2002, we recorded restructuring charges related to other exited space in this facility, equal to the difference between committed lease payments and the estimated sublease rental income for such space. During the fourth quarter of 2006, we updated our analysis of the estimated sublease rental income based on the signing of the 2006 sublease, and other expected market conditions. As a result, we recorded additional pre-tax restructuring costs of approximately $0.9 million. As of March 31, 2009, $2.2 million of accrued restructuring relates to this facility. The actions resulted in annual costs savings of approximately $2.6 million, which consists of $2.1 million of personnel related costs and $0.5 million of reduced facility related costs.

        The following table sets forth activity during the three months ended March 31, 2009 related to restructuring and other action taken in fiscal years 2006, 2008 and 2009:

	Employee Related	Facility Related	Total
	(In thousands)
Restructuring accrual balance at December 31, 2008	$1,647	$5,571	$7,218
Restructuring and other related charges	445	25	470
Cash payments	(1,857)	(1,031)	(2,888)
Accretion of deferred rent	—	18	18

Restructuring accrual balance at March 31, 2009	$235	$4,583	$4,818

Other Income (Expense), Net

        Other income (expense), net, consists primarily of interest income, interest expense, foreign currency translation and transaction gains and losses and, for the three months March 31, 2008, an other-than-temporary impairment of Verso common stock.

	Three Months Ended March 31,
(In millions)	2009	2008
Interest income	$—	$0.2
Interest expense	(0.1)	—
Other income (expense), net	0.5	(2.2)

Other income (expense), net	$0.4	$(2.0)

        The decrease in interest income for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, is attributable to a decrease in our cash, cash equivalents and marketable securities. We recorded $0.1 million of interest expense attributable to our revolving line of credit during the quarter which we repaid in February 2009. Included in other income (expense), net in the three months ended March 31, 2009 and 2008 are $0.4 million of income and $0.3 million of loss, respectively, related to foreign exchange. Also, included in other income for the three months ended March 31, 2009 is $0.1 million associated with the receivables under purchase agreement. The amount collected exceeded the original fair value of the receivables recorded as of December 31, 2008. During the three months ended March 31, 2008, we recognized an other-than-temporary impairment charge of $1.9 million related to our Verso common stock holdings. We deemed the impairment to be other-than-temporary due to Verso filing for bankruptcy in April of 2008.

Income Tax Expense

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which resulted in no material adjustment in the liability for unrecognized income tax positions.

        Income tax expense for the three months ended March 31, 2009 and 2008 was $0.1 million and $0.1 million, respectively. Income tax expense is primarily due to foreign income and withholding taxes incurred by foreign subsidiaries and additional accruals for uncertain tax positions, as discussed below.

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

        U.S. income taxes were not provided on cumulative undistributed earnings for certain non-U.S. subsidiaries of approximately $5.8 million. We intend to reinvest these earnings indefinitely in our operations outside the U.S.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	March 31, 2009	December 31, 2008
Cash, cash equivalents and marketable securities	$11.3	$19.3
Working capital	$9.4	$13.7

        As of March 31, 2009, our liquid assets included cash of $11.3 million. We intend to use our cash for general corporate purposes, which include working capital and capital expenditures. In connection with the sale of the NMS Communication Platforms business in the fourth quarter of 2008, (i) we received approximately $22.0 million in cash from Dialogic, net of deal costs, (ii) $2.8 million was funded into an escrow account to support any indemnification claims, (iii) $0.4 million which was being held in escrow to settle certain contingencies that might have arisen related to levels of working capital, and (iv) immediately subsequent to the consummation of the Asset Sale on December 5, 2008, we entered into a Receivables Purchase Agreement with Dialogic to purchase $4.0 million of certain billed accounts receivables owned by Dialogic for $3.8 million in cash. During the first quarter of 2009, we received $0.4 million of cash released from escrow and collected $2.4 million of accounts receivable under the repurchase agreement.

        During the first quarter of 2009, we repaid $2.6 million which represented the entire outstanding balance of our revolving line of credit with Silicon Valley Bank.

        We believe that our available liquid assets, net proceeds from the sale of the our NMS Communications Platforms business and working capital are sufficient to meet our operating expenses, capital requirements and contractual obligations for the next twelve months. Material risks to cash flow include lower than anticipated revenues and delayed cash receipts from sales of our services and products. Our future liquidity and cash requirements will depend on numerous factors, including, but not limited to, the ability of our business to generate enough cash to sustain our operations, the level of revenue we will be able to achieve in the future, the successful introduction of new service offerings in the market and capital expenditures required to support our business. Long-term cash requirements for normal operating expenses are anticipated for the continued development and deployment of new services. In the future, we could require additional external financing through the sales of additional equity or debt, obtaining loans from financial institutions or other financing vehicles, or selling our core or non-core assets. There is no assurance that such financing can be obtained on favorable terms, if at all. As a result of expected payments of lease termination costs, restructuring costs and cash expected to be used in operations in 2009, we estimate our cash balances to be approximately $8.0 million at December 31, 2009, including the anticipated receipt of escrow funds of $2.8 million relating to the sale of the NMS Communications Platforms business.

        Deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing or borrowings in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

Cash Flow

        Sources and uses of cash for the three months ended March 31, 2009 and 2008 are summarized in the table below.

	Three Months Ended March 31,
(In millions)	2009	2008
Net cash provided by (used in):
Operating activities	$(7.6)	$(3.4)
Investing activities	$2.4	$(6.0)
Financing activities	$(2.7)	$(0.4)

        The principal driver in the change in cash flows used in operations is the change in net loss as adjusted for certain non-cash items such as impairments, depreciation, amortization, foreign exchange translation gains and stock-based compensation. Net loss decreased by $3.3 million from a net loss of $6.2 million for the three months ended March 31, 2008, to a net loss of $2.9 million for the three months ended March 31, 2009. During the three months ended March 31, 2008, we incurred stock based compensation expense of $1.8 million, which primarily related to the restricted stock and common stock consideration used to purchase Openera in February 2006, which fully vested in the third quarter of 2008. Also, during the three months ended March 31, 2008, we incurred amortization expense of $0.5 million as a result of the acquisition of Groove Mobile in March 2008 and Openera in February 2006. During the first quarter of 2008, we recognized an other-than-temporary impairment charge of $1.9 million related to our Verso common stock holdings. We deemed the impairment to be other-than-temporary as a result of Verso's filing for bankruptcy in April of 2008.

        Our cash flows from operating activities are also affected by changes in our operating assets and liabilities. We used cash of $1.7 million to pay accounts payables and accrued expenses during the three months ended March 31, 2009, primarily related to the payout of vendors, payroll, and commissions earned during the fourth quarter of 2008, as well as $2.1 million in deal costs incurred with the Asset Sale. During the three months ended March 31, 2009, we paid $2.9 million of restructuring charges, $2.7 million of which had been accrued as of December 31, 2008.

        Our cash flows provided by investing activities were primarily driven by $2.4 million of proceeds received from the collection of receivables under purchase agreements, the receipt of $0.4 million of cash from escrow offset by the purchase of fixed assets during the three months ended March 31, 2009. During the three months ended March 31, 2008, our cash flows used in investing activities were primarily driven by the purchases, maturities and sales of our marketable securities and by our acquisition of Groove Mobile. We purchased $1.3 million of marketable securities in the first quarter of 2008. Proceeds from the sale and maturity of marketable securities in the first quarter of 2008 provided $9.5 million of cash. On March 17, 2008, we acquired Groove Mobile for total cash consideration of $14.5 million, plus the assumption of $3.0 million of liabilities, including $0.5 million of short-term debt which was paid immediately after closing.

        During the three months ended March 31, 2009, our cash flows used in financing activities were primarily driven by the $2.6 million repayment of the outstanding balance on our revolving line of credit. During the three months ended March 31, 2008, the cash flows used in financing activities included $0.5 million for the repayment of debt we assumed and paid in connection with the Groove Mobile acquisition.

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

Contractual Obligations

        The following table details our future contractual payment obligations as of March 31, 2009:

	Payments due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	All Other
Operating lease obligations	$6,798	$1,972	$3,899	$927	$—	$—
Capital lease obligations	700	400	270	30	—	—
Purchase obligations	763	763	—	—	—	—
Lease termination obligations	2,393	2,098	295	—	—	—
Uncertain tax positions and related interest	1,131	—	—	—	—	1,131

Total contractual obligations	$11,785	$5,233	$4,464	$957	$—	$1,131

        Operating lease obligations do not include (i) estimated sublease income of $2.7 million, which is expected to be received over the next five years or (ii) $31,000 of estimated payments from Dialogic, Inc. related to space to be occupied in accordance with a Transition Services Agreement signed on December 5, 2008 in conjunction with the sale of the NMS Communications Platforms business.

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

        As of March 31, 2009, and included in the purchase obligations total in the table above, we had a $0.2 million purchase commitment with our contract manufacturer, Arrow Electronics, for the purchase of ringback platform components.

        At March 31, 2009, we recorded a liability related to uncertain tax positions of $1.0 million and related interest of $0.1 million. In January 2008, we paid $0.2 million of taxes and interest related to an uncertain tax position recorded in 2007. We are unable to reasonably estimate the timing of the remainder of uncertain tax positions and related interest in individual years beyond twelve months due to uncertainties in the timing of the effective settlements of tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2008, the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2 (see Note R, Fair Value Measurements, to the unaudited condensed consolidated financial statements for additional information). The adoption of SFAS 157 and SFAS 157-2 had no material impact on our financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 141R changes how business acquisitions are accounted for and how SFAS 141R impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity. The provisions of SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R and SFAS 160 did not have a material impact on our results of operations or financial condition.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity's financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, operating results and cash flows. SFAS 161 became effective on January 1, 2009. Since SFAS 161 affects only disclosures, it did not impact our financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as provided in Part II, Item 1A, "Quantitative and Qualitative Disclosures About Market Risk" appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.

        The interest rate on our line of credit is variable and based on the U.S. prime rate, plus 2%. This line of credit was mutually terminated on May 11, 2009. As of March 31, 2009, we had no borrowings under this facility. We do not believe a 10% change in the U.S. prime rate would have a material impact on our financial position or results of operations.

Item 4.    Controls and Procedures

A.    Evaluation of Disclosure Controls and Procedures

        Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2009, the end of the period covered by this report, our disclosure controls and procedures were effective.

B.    Changes in Internal Controls

        There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we are a party to various legal proceedings incidental to our business. However, we have no legal proceedings currently pending that are expected to be material to our operations or financial presentation.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this filing, including the consolidated financial statements and the related notes appearing in this and other filings that we have made with the SEC, before deciding to invest in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

        The risks disclosed in Item 1A "Risk factors" of our Annual Report on Form 10-K for the year ended December 31, 2008 may not be all of the risks that we may face. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the SEC in evaluating our business.

Our business may be adversely affected by recent restructurings.

        As we announced on May 11, 2009, we recently implemented a restructuring plan. In addition, we completed an additional restructuring of our operational support functions and lease facilities in the fourth quarter of 2008. Implementation of these restructurings will likely place significant strains on management and may impair our marketing, sales, engineering, administrative and operational support functions, as well as our relationships with customers and suppliers. In addition, the costs of implementing these restructurings will result in charges that will adversely affect our results of operations and cash position, and may exceed our current estimates. These restructurings may not result in all of the cost savings and operational and strategic benefits that we currently anticipate.

The liquidity of our shares of common stock will be adversely affected by our delisting from the NASDAQ Stock Market and the plan to deregister, and our ability to raise capital could be significantly impaired.

        In a Current Report on Form 8-K filed with the SEC on April 30, 2009, we announced that we plan to voluntarily delist our common stock from the NASDAQ Stock Market LLC (the "NASDAQ") and terminate the registration of our common stock under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company's common stock may be quoted over-the-counter on the Pink Sheets LLC if market makers commit to make a market in the Company's shares. Pink Sheets LLC is an electronic network through which participating broker-dealers can make markets, and enter orders to buy and sell shares of issuers. However, the Company can provide no assurance that trading in its common stock will continue on the Pink Sheets or otherwise. Moreover, the Company's common stock may become more illiquid now that it is no longer traded on NASDAQ, which could negatively impact market prices for the Company's stock and make it more difficult for shareholders to sell their shares. Moreover, once we complete the deregistration of our common stock under the Exchange Act, we will no longer be required to file periodic and other reports with the SEC. As a consequence, there will be little if any public information available about the Company's business, operations, financial condition, results of operations or other matters. In addition, the trading of our common stock on the Pink Sheets may materially adversely affect our access to the capital markets and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources or on terms acceptable to us.

We currently partner with mobile operators to market and distribute our services and thus to generate our revenues. The loss of or a change in any significant mobile operator relationships would cause us to lose access to their subscribers and thus materially reduce our revenues.

        We sell our managed service offerings primarily through our direct sales force. We also sell our cap-ex offerings through our direct sales force and channel partners. During the three months ended March 31, 2009, two customers—Sprint Nextel Corporation and Ericsson AB—represented 43% and 27%, respectively, of the Company's total revenues. For the year ended December 31, 2008, three customers—Ericsson AB, Samsung, and Sprint Nextel Corporation—represented 24%, 18%, and 17%, respectively, of the Company's total revenues. For the year ended December 31, 2007, three customers—Ericsson AB, Leap Wireless International Inc., and Acision—represented 59%, 22%, and 17%, respectively of the Company's total revenues. Our future success is highly dependent upon maintaining successful relationships with the mobile operators with which we currently work and establishing new mobile operator relationships. A significant portion of our revenues is derived from a very limited number of mobile operators, including Sprint Nextel Corporation. Our failure to maintain our relationships with, or a significant reduction in revenues from, one or more of these mobile operators would materially reduce our revenues and thus harm our business, operating results and financial condition.

Because a substantial portion of our revenues are currently derived from three mobile operators, if any of our significant mobile operators are unable to fulfill its payment obligations, our financial condition and results of operations would suffer.

        At March 31, 2009, four customers—Sprint Nextel Corporation, Ericsson AB, Vodafone and Bell Mobility—represented 23%, 21%, 11% and 10%, respectively, of the Company's outstanding accounts receivable balance. Since 55% of our outstanding accounts receivable at March 31, 2009 were with these four customers, we have a concentration of credit risk. If any of these customers is unable to fulfill its payment obligations to us under our agreements with them, our revenues and cash flows could decline significantly and our financial condition would be harmed. In addition, recent disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on consumer and business loans. Continued disruptions in credit markets may materially limit consumer credit availability and restrict credit availability of our mobile operators, which may also impact their ability to fulfill their payment obligations.

We have a history of net losses in recent years, we may incur net losses in the future and we may not achieve profitability.

        We have incurred losses in the past three years, including net losses of $38.1 million, $9.3 million and $15.8 million in 2008, 2007 and 2006, respectively. Past operating losses have adversely affected our working capital, total assets and stockholders' equity. If revenues do not improve, or if expenses are greater than we anticipate, we may continue to experience losses, which could cause us to take actions to reduce operating costs. Accordingly, we may not be able to achieve profitability in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        In a Current Report on Form 8-K filed with the SEC on April 30, 2009, we announced that we plan to voluntarily delist our common stock from the NASDAQ and terminate the registration of our common stock under the Exchange Act. The Company's common stock may be quoted over-the-counter on the Pink Sheets LLC if market makers commit to make a market in the Company's shares. Pink Sheets LLC is an electronic network through which participating broker-dealers can make markets, and enter orders to buy and sell shares of issuers. However, the Company can provide no assurance that trading in its common stock will continue on the Pink Sheets or otherwise. Moreover, the Company's common stock may become more illiquid now that it is no longer traded on NASDAQ, which could negatively impact market prices for the Company's stock and make it more difficult for shareholders to sell their shares. Moreover, once we complete the deregistration of our common stock under the Exchange Act, we will no longer be required to file periodic and other reports with the SEC. As a consequence, there will be little if any public information available about the Company's business, operations, financial condition, results of operations or other matters. In addition, the trading of our common stock on the Pink Sheets may materially adversely affect our access to the capital markets and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources or on terms acceptable to us.

        Effective May 11, 2009, the Company, together with its wholly-owned subsidiaries NMS Communications International Corporation, LWM Corporation (f/k/a LiveWire Mobile, Inc.) and Groove Mobile, Inc., a wholly-owned subsidiary of LWM Corporation (collectively, the "Borrowers") and Silicon Valley Bank ("SVB"), terminated that certain Amended and Restated Loan and Security Agreement dated as of June 30, 2008, (as amended, restated, supplemented or otherwise modified from time to time, the "Amended Credit Facility") among the Borrowers and SVB. The Amended Credit Facility provided for a revolving secured credit facility of up to $3.75 million with a term of one year expiring on June 29, 2009. No borrowings were outstanding at the time of termination and no penalties resulted from the early termination. The Company terminated the Amended Credit Facility in furtherance of its efforts to efficiently manage its financing structure in light of its current business requirements.

Item 6.    Exhibits

3.1*	Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.2*	By-laws of Registrant, as amended (incorporated by reference to the Registrant's registration statement on Form S-1 (#33-72596)).
3.3*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Form 8-K filed May 9, 2001).
3.4*	Certificate of Amendment to Fourth Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Form 10-K filed March 31, 2009).
31.1	Chief Executive Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))
31.2	Chief Financial Officer certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a).
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed with the registration statement or report indicated.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveWire Mobile, Inc.
Dated: May 11, 2009	By:	/s/ JOEL HUGHES Joel Hughes Chief Executive Officer And Chairman of the Board of Directors
Dated: May 11, 2009	By:	/s/ TODD D. DONAHUE Todd D. Donahue Chief Financial Officer